Form 10-Q
period 1994-03-31
LUFKIN INDUSTRIES INC
filed 1994-05-09
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994.

                         OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


              Texas                                 75-040-4410
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


       601 Raguet, Lufkin, Texas                      75902-0849
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  409-634-2211

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----   -----

As of March 31, 1994, there were 6,792,381 shares of Common Stock, $1.00 par value per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1993 AND MARCH 31, 1994
                            (Thousands of dollars)

         ASSETS                                        12-31-93     3-31-94
        -------                                        ---------    --------
                                                                 (Unaudited)
CURRENT ASSETS:
    Cash                                               $    816    $  1,053
    Temporary investments                                19,539      26,639
    Receivables (net)                                    37,603      28,795
    Inventories (net)                                    32,332      32,337
                                                      ---------    --------
                         Total current assets            90,290      88,824
                                                      ---------    --------
PROPERTY, PLANT AND EQUIPMENT, at cost                  225,794     225,719
    Less - Accumulated depreciation                     161,538     162,471
                                                      ---------    --------
                                                         64,256      63,248
                                                      ---------    --------
PREPAID PENSION COST                                     14,156      15,000

ASSETS HELD FOR SALE                                      3,164       1,323

OTHER ASSETS                                              7,550       8,221
                                                      ---------    --------
                                                       $179,416    $176,616
                                                      =========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                  $   9,865    $  8,314
    Accrued payroll & benefits                            4,683       4,572
    Accrued warranty                                      2,941       2,941
    Accrued property taxes                                2,786       1,721
    Other accrued liabilities                             2,401       2,854
                                                      ---------    --------
                         Total current liabilities       22,676      20,402
                                                      ---------    --------

DEFERRED INCOME TAXES PAYABLE                             1,622       1,622

POST RETIREMENT BENEFITS LIABILITY                       11,627      11,687

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
      6,792,381 shares outstanding                        6,792       6,792
    Capital in excess of par                             15,372      15,372
    Retained earnings                                   121,327     120,741
                                                      ---------    --------
                                                        143,491     142,905
                                                      ---------    --------
                                                      $ 179,416    $176,616
                                                      =========    ========


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF EARNINGS (LOSSES)

              FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994

                 (Thousands of dollars, except per share data)

                                             For the Three Months
                                                Ended March 31
                                          ----------------------------
                                                   (Unaudited)
                                              1993            1994
                                          -----------     ------------


NET SALES                                   $45,819          $49,144

COST OF SALES                                41,427           43,416
                                            -------          -------
     Gross profit                             4,392            5,728

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    6,084            5,575
                                            -------          -------
     Operating income (loss)                 (1,692)             153

OTHER INCOME, NET                               515              515
                                            -------          -------
     Earnings (loss) before income taxes     (1,177)             668

PROVISION FOR INCOME TAXES                        -              227
                                            -------          -------
NET EARNINGS (LOSS)                         $(1,177)         $   441
                                            =======          =======

EARNINGS (LOSS) PER SHARE (Based on
  weighted average number of shares
  outstanding of 6,795,120 shares and
  6,794,978 shares for the three months
  ended March 31, 1993 and 1994,
  respectively)                               $(.17)            $.06
                                            =======          =======

DIVIDENDS PER SHARE                           $ .15            $ .15
                                            =======          =======


       See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994

                            (Thousands of dollars)

                                                                 For the Three Months
                                                                    Ended March 31
                                                              -------------------------
                                                                     (Unaudited)
                                                               1993              1994
                                                              -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                       $(1,177)          $   441
    Adjustments to reconcile earnings (loss)
     to net cash provided by operating
     activities:
       Depreciation                                             2,194             2,004
       Changes in assets and liabilities                        3,535             6,589
                                                              -------           -------
Net cash provided by operating activities                       4,552             9,034

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Net additions to property, plant and
      equipment                                                  (665)           (1,026)
    Proceeds from the sale of assets                                -             1,872
    Increase (decrease) in prepaid pension
      cost and other assets                                       608            (1,524)
                                                              -------           -------
Net cash used by investing activities                             (57)             (678)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Dividends paid                                             (1,019)           (1,019)
                                                               -------           -------
Net increase in cash and temporary
    investments                                                 3,476             7,337

Cash and temporary investments, at
    beginning of period                                        11,568            20,355
                                                              -------           -------
Cash and temporary investments, at
    end of period                                             $15,044           $27,692
                                                              =======           =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (1) The consolidated financial statements included herein have been prepared by the Company, without audit, except for the December 31, 1993 Balance Sheet, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, particularly with regard to disclosures relating to major accounting policies, etc.

  (2)  Consolidated inventories consist of the following:


                                                 12-31-93     3-31-94
                                                 --------     -------
                                                (Thousands of dollars)

Raw materials and purchased
  parts                                         $13,123      $11,246
Work in process                                   6,773        7,987
Finished goods                                   12,436       13,104
                                                -------      -------
                                                $32,332      $32,337
                                                =======      ========

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

     At March 31, 1994, the Company had working capital of $68,422,000 as compared to $67,614,000, at December 31, 1993, an increase of $808,000.

(2)  Changes in Results of Operations

     Net sales for the first quarter of 1994 increased 7% from the first quarter of 1993. Sales by product group for the first quarter of 1993 and 1994 are as follows:

                       THREE MONTHS ENDED
                            March 31           %
                       ------------------   Increase
                         1993      1994    (Decrease)
                       --------  --------
                          (In thousands)
Oilfield pumping
  units                 $11,817   $10,118        (14)
Power transmission
  products               11,494    13,713         19
Commercial products       5,764     6,594         14
Industrial supplies       1,801     1,709         (5)
Trailers                 14,943    17,010         14
                        -------   -------
                        $45,819   $49,144          7
                        =======   =======

     Gross profit for the first quarter of 1994 was 12% compared to 10% for the first quarter of 1993. This improvement was the result of a significant increase in trailer sales. These sales, however, were offset by softer margins in the oilfield pumping unit and power transmission product lines due to changes in product mix and reduced pumping unit sales. Pumping unit sales continue to be affected by lower worldwide oil prices. The Company continues to monitor its sales outlook and cost structure in an effort to maximize its opportunities.

     Selling, General and Administrative expenses (S. G. & A.) decreased $509,000 from $6,084,000. These expenses were reduced through the Company's continuing cost reduction programs.

     Other income as of March 31, 1994, included a gain of $93,000 on the sale of machinery and equipment from the Company's Chanute, Kansas manufacturing facility. Proceeds from the sale of these assets were $1,761,000. This facility was closed in 1993 as part of the Company's strategy to improve its manufacturing efficiencies and reduce costs.

     The Company reported net earnings in the first quarter 1994 of $441,000 compared to a loss of $1,177,000 in the first quarter 1993. The increase in net earnings resulted primarily from the increased volume of trailer sales and the Company's cost-cutting measures.

     Backlog at March 31, 1994, increased by approximately $28,383,000 over the prior year backlog. New trailer orders were the primary reason for this increase.

     Backlog by product group at March 31, 1993 and 1994 is as follows:

                                            (In thousands)
                                           3/31/93   3/31/94
                                          --------  --------

           Oilfield pumping units          $11,156   $ 6,587
           Power transmission products      22,457    23,884
           Commercial products               4,349     5,637
           Trailers                         25,232    55,469
                                          --------  --------
                                           $63,194   $91,577
                                           =======   =======

                          PART II - OTHER INFORMATION

                                     None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LUFKIN INDUSTRIES, INC.
                                  -------------------------------------



Date________________________      _____________________________________
                                           C. James Haley, Jr.
                                           Secretary-Treasurer
                                      (Principal financial officer
                                       and officer authorized to
                                    sign on behalf of the registrant)