Form 10-Q
period 1994-06-30
LUFKIN INDUSTRIES INC
filed 1994-08-10
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1994.
                                -------------

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to
                               -----------------------    ---------------------
 Commission File Number 0-2612
                        ------


                            LUFKIN INDUSTRIES, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                        75-040-4410
- - -------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


      601 Raguet, Lufkin, Texas                           75902-0849
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211
                                                    --------------

 Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X   No
     -----    -----

 As of June 30, 1994, there were 6,792,381 shares of Common Stock, $1.00 par value per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1993 AND JUNE 30, 1994

                            (Thousands of dollars)

          ASSETS                            12-31-93     6-30-94
- - -----------------------------------------  ---------    --------
                                                      (Unaudited)
 CURRENT ASSETS:
      Cash                                 $     816    $    200
      Temporary investments                   19,539      33,043
      Receivables, net                        37,603      30,022
      Inventories                             32,332      28,715
                                           ---------    --------

          Total current assets                90,290      91,980
                                           ---------    --------

 PROPERTY, PLANT AND EQUIPMENT, at cost      225,794     224,040
      Less - Accumulated depreciation        161,538     162,921
                                           ---------    --------

                                              64,256      61,119
                                           ---------    --------

 PREPAID PENSION COST                         14,156      15,819

 ASSETS HELD FOR SALE                          3,164         404

 OTHER ASSETS                                  7,550       7,780
                                           ---------    --------

                                           $ 179,416    $177,102
                                           =========    ========


   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------


CURRENT LIABILITIES:
      Accounts payable                         $  9,865   $  9,532
      Accrued payroll and benefits                4,683      4,252
      Accrued warranty expenses                   2,941      3,141
      Accrued property and other taxes            2,786      2,320
      Other accrued liabilities                   2,401      1,990
                                               --------   --------

          Total current liabilities              22,676     21,235
                                               --------   --------


 DEFERRED INCOME TAXES PAYABLE                    1,622      1,622

 POST RETIREMENT BENEFITS LIABILITY              11,627     11,752

 SHAREHOLDERS' EQUITY:
      Common stock, $1 par value per share;
       20,000,000 shares authorized;
       6,792,381 shares outstanding               6,792      6,792
      Capital in excess of par                   15,372     15,372
      Retained earnings                         122,127    121,009
      Cumulative translation adjustment            (800)      (680)
                                               --------   --------

          Total shareholders' equity            143,491    142,493
                                               --------   --------

                                               $179,416   $177,102
                                               ========   ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF EARNINGS

                 (Thousands of dollars, except per share data)



                                               For the Three Months           For the Six Months
                                                  Ended June 30                  Ended June 30
                                           --------------------------    ---------------------------
                                                  (Unaudited)                     (Unaudited)
                                             1993            1994            1993          1994
                                           --------      ------------    -----------    -----------

NET SALES                                  $48,294         $53,900         $94,113        $103,044

COST OF SALES                               43,621          48,940          85,048          92,356
                                           -------         -------         -------        --------

    Gross profit                             4,673           4,960           9,065          10,688

SELLING, GENERAL AND
 ADMINISTRATION EXPENSES                     6,387           5,693          12,471          11,268
                                           -------         -------         -------        --------

    Operating income (loss)                 (1,714)           (733)         (3,406)           (580)

OTHER INCOME, NET                              586           1,458           1,101           1,973
                                           -------         -------         -------        --------
    Earnings (loss) before
     income taxes                           (1,128)            725          (2,305)          1,393

PROVISION FOR INCOME TAXES                       -             247               -             474
                                           -------         -------         -------        --------

    Net earnings (loss)                    $(1,128)        $   478         $(2,305)       $    919
                                           =======         =======         =======        ========

EARNINGS (LOSS) PER SHARE (Based on
  weighted average number of shares
  outstanding of 6,793,751 shares and
  6,795,877 shares for June 30, 1993
  and 1994, respectively)                    $(.16)           $.07           $(.33)           $.14
                                           ========        =======         =======          ======

DIVIDENDS PER SHARE                          $ .15            $.15           $ .30            $.30
                                           ========        =======         =======          ======

          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                             (Thousands of dollars)


                                                        For the Six Months
                                                          Ended June 30
                                                       --------------------
                                                           (Unaudited)
                                                         1993       1994
                                                       ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                    $(2,305)   $   919
 Adjustments to reconcile earnings (loss)
    to net cash provided by operating
    activities:
      Depreciation                                        4,397      3,961
      Changes in assets and liabilities                   4,228      9,882
                                                        -------    -------

Net cash provided by operating activities                 6,320     14,762

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
 Net additions to property, plant and
    equipment                                            (1,782)    (2,037)
 Proceeds from the sale of assets                             -      3,974
 Increase (decrease) in other assets                     (1,358)    (1,773)
                                                        -------    -------

Net cash provided (used) in investing activities         (3,140)       164

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Dividends paid                                          (2,038)    (2,038)
                                                        -------    -------

Net increase in cash and temporary
 investments                                              1,142     12,888

Cash and temporary investments, at
    beginning of period                                  11,568     20,355
                                                        -------    -------

Cash and temporary investments, at
 end of period                                          $12,710    $33,243
                                                        =======    =======


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

   (2)  Consolidated inventories consist of the following:


                                12-31-93   6-30-94
                               ----------   --------
                               (Thousands of dollars)


Raw materials and purchased
 parts                         $  13,123  $ 10,471
Work in process                    6,773     6,195
Finished goods                    12,436    12,049
                               ---------  --------

                               $  32,332  $ 28,715
                               =========  ========

 During the second quarter of 1994, the Company recorded a $1,500,000 inventory loss provision. The loss provision was recorded as the result of the Company's completion of an internal review of raw material and spare parts inventories in its oilfield products. During the third quarter of 1994, the Company will review its alternatives to realize its existing finished pumping unit inventories which were originally produced for the Soviet and other international markets.

   (3) During the second quarter of 1994, the Company benefited from pre-tax gains on the sale of its Chanute, Kansas manufacturing facilities offset by a small loss on the sale of its Industrial Supplies Division.

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

     At June 30, 1994, the Company had working capital of $70,745,000 as compared to $67,614,000, at December 31, 1993, an increase of $3,131,000.

(2)  Changes in Results of Operations

     Net sales for the three months and the six months ended June 30, 1994 increased 12% and 9% respectively over the same periods ended June 30, 1993. Sales by product group for the three months and six months ended June 30, 1993 and 1994 are as follows:

                       THREE MONTHS ENDED              SIX MONTHS ENDED
                            June 30            %            June 30           %
                       ------------------   Increase   -----------------   Increase
                         1993      1994    (Decrease)   1993      1994    (Decrease)
                       --------  --------  ----------  -------  --------  ----------
                         (In thousands)                 (In thousands)
Oilfield pumping
  units                 $14,923   $ 9,510      (36)    $26,839  $ 19,628      (27)
Power transmission
  products               10,759    14,441       34      22,253    28,154       27
Commercial products       6,466     7,250       12      12,129    13,844       14
Industrial supplies       2,328     1,343      (42)      4,129     3,052      (26)
Trailers                 13,818    21,356       55      28,763    38,366       33
                        -------   -------              -------  --------
                        $48,294   $53,900       12     $94,113  $103,044        9
                        =======   =======              =======  ========

    The major causes of the increase in the Company's sales were primarily increased trailer volumes associated with stronger trailer market demands together with increases in sales of power transmission products and commercial products. Offsetting these increases were continued severe declines in oilfield pumping unit volumes.

    The gross profit for the first six months of 1994 was 10%, unchanged from the same period of 1993. The improvements realized by the increased trailer volumes were offset by the significant decline in oilfield volumes, unfavorable changes in the power transmission product mix and the Company's recording of an inventory loss provision of $1,500,000 in the second quarter. The loss provision was recorded as the result of the Company's completion of an initial review of raw material and spare parts inventories in its oilfield products. During the third quarter of 1994, the Company will review its alternatives to realize its existing finished pumping unit inventories which were originally produced for the Soviet and other international markets.

    Selling, General and Administrative Expenses (S. G. & A.) decreased $1,203,000 or 10% from $12,471,000 for the same period in 1993. This reduction reflects the Company's continued emphasis on cost containment.

    Other income for the first six months of 1994 was $1,973,000. This represents an increase of $872,000 or 79% in other income over the same period in 1993. The major component of this increase was a gain on the sale of the Company's Chanute, Kansas manufacturing facility. This facility was closed in 1993 as part of the Company's strategy to improve its manufacturing efficiencies and operating margins.

    The provision for income taxes increased $247,000 and $474,000 respectively for the three months and six months ended June 30, 1994 as compared to the same periods in 1993. The increases in the provision relate directly to earnings being reported in each of the periods ended June 30, 1994 compared to reported losses for the same periods in 1993. A tax rate of 34% was utilized in recording the 1994 provisions.

    The Company reported net earnings in the first six months of 1994 of $919,000 compared to a loss of $2,305,000 in the first six months of 1993. The increase in net earnings resulted primarily from the increased volume of trailer sales and the Company's continued effort to reduce expenses.

    Backlog at June 30, 1994, increased by approximately $50,435,000 over the prior year backlog. New trailer orders were the primary reason for this increase.

    Backlog by product group at June 30, 1993 and 1994 is as follows:


                                            (In thousands)
                                           6/30/93   6/30/94
                                          --------  --------

           Oilfield pumping units         $  4,599  $  6,879
           Power transmission products      25,640    22,031
           Commercial products               4,157     3,954
           Trailers                         31,251    83,218
                                          --------  --------
                                           $65,647  $116,082
                                          ========  ========




                          PART II - OTHER INFORMATION



                                     None.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LUFKIN INDUSTRIES, INC.



Date August 8, 1994              [Signature of C. James Haley, Jr. appears here]
     ----------------------      --------------------------------
                                        C. James Haley, Jr.
                                        Secretary-Treasurer
                                   (Principal financial officer
                                     and officer authorized to
                                       sign on behalf of the
                                           registrant)