Form 10-Q
period 1994-09-30
LUFKIN INDUSTRIES INC
filed 1994-11-10
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1994.
                                ------------------

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to
                                -----------------------------------------------

 Commission File Number 0-2612
                        ------


                            LUFKIN INDUSTRIES, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Texas                                    75-040-4410
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


    601 South Raguet, Lufkin, Texas                       75901
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


 Registrant's telephone number, including area code  409-634-2211
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


 As of September 30, 1994, there were 6,792,381 shares of Common Stock, $1.00 par value per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION



 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

     CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1993 AND SEPTEMBER 30, 1994
     --------------------------------------------------------------------
                            (Thousands of dollars)

          ASSETS                            12-31-93     9-30-94
- - -----------------------------------------  ---------    --------
                                                      (Unaudited)
 CURRENT ASSETS:
      Cash                                 $     816    $    800
      Temporary investments                   19,539      37,204
      Receivables, net                        37,603      27,467
      Inventories                             32,332      21,146
                                           ---------    --------

          Total current assets                90,290      86,617
                                           ---------    --------

 PROPERTY, PLANT AND EQUIPMENT, at cost      225,794     223,745
      Less - Accumulated depreciation        161,538     163,607
                                           ---------    --------

                                              64,256      60,138
                                           ---------    --------

 PREPAID PENSION COSTS                        14,156      16,779

 OTHER ASSETS                                 10,714       7,314
                                           ---------    --------

                                           $ 179,416    $170,848
                                           =========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------


CURRENT LIABILITIES:
      Accounts payable                      $  9,865    $ 11,463
      Accrued payroll and benefits             4,683       5,123
      Accrued warranty expenses                2,941       2,517
      Accrued property and other taxes         2,786       1,720
      Other accrued liabilities                2,401       1,887
                                            --------    --------

          Total current liabilities           22,676      22,710
                                            --------    --------


 DEFERRED INCOME TAXES PAYABLE                 1,622           -

 POST RETIREMENT BENEFITS LIABILITY           11,627      11,789

 SHAREHOLDERS' EQUITY:
      Common stock, $1 par value per share;
       20,000,000 shares authorized;
       6,792,381 shares outstanding            6,792       6,792
      Capital in excess of par                15,372      15,372
      Retained earnings                      122,127     114,882
      Cumulative translation adjustment         (800)       (697)
                                             --------   --------

          Total shareholders' equity         143,491     136,349
                                             --------   --------

                                            $179,416    $170,848
                                            ========    ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------

                 (Thousands of dollars, except per share data)



                                            For the Three Months    For the Nine Months
                                             Ended September 30      Ended September 30
                                           ---------------------  ----------------------
                                                 (Unaudited)            (Unaudited)
                                            1993       1994          1993        1994
                                           -------  -----------  -----------  ---------

NET SALES                                  $52,786     $55,913     $146,899   $158,957

COSTS AND PROVISION
  Cost of sales                             45,715      49,344      130,763    140,200
  Special inventory provision                    -      10,224            -     11,724
                                           -------     -------     --------   --------

    Total cost of sales                     45,715      59,568      130,763    151,924
                                           -------     -------     --------   --------

    Gross profit (loss)                      7,071      (3,655)      16,136      7,033

SELLING, GENERAL AND ADMINISTRATION
  EXPENSES                                   6,250       4,600       18,721     15,868
                                           -------     -------     --------   --------

    Operating income (loss)                    821      (8,255)      (2,585)    (8,835)

OTHER INCOME, NET                              473         515        1,574      2,488
                                           -------     -------     --------   --------
    Earnings (loss) before income taxes      1,294      (7,740)      (1,011)    (6,347)

PROVISION (BENEFIT) FOR INCOME TAXES             -      (2,632)           -     (2,158)
                                           -------     -------     --------   --------

    Net earnings (loss)                    $ 1,294     $(5,108)    $ (1,011)  $ (4,189)
                                           =======     =======     ========   ========

EARNINGS (LOSS) PER SHARE (Based on
  weighted average number of shares
  outstanding of 6,793,751 shares and
  6,795,877 shares for September 30,
  1993 and 1994, respectively)                $.19       $(.76)       $(.15)     $(.62)
                                             =====     ========      ======    =======

DIVIDENDS PER SHARE                           $.15       $ .15        $ .45       $.45
                                           =======     =======      =======       ====


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
             -----------------------------------------------------

                            (Thousands of dollars)


                                                        For the Nine Months
                                                        Ended September 30
                                                       ---------------------
                                                           (Unaudited)
                                                         1993       1994
                                                       --------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $(1,011)     $(4,189)
  Adjustments to reconcile earnings (loss)
    to net cash provided by operating
    activities:
     Depreciation                                        6,613        5,865
     Changes in assets and liabilities                   5,693       18,823
                                                       -------      -------

Net cash provided by operating activities               11,295       20,499

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
  Net additions to property, plant and
    equipment                                           (3,686)      (3,096)
  Proceeds from the sale of assets                           -        4,110
  Increase in other investments
    and other assets                                    (2,421)        (808)
                                                       -------      -------

Net cash used by investing activities                   (6,107)        (206)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Dividends paid                                        (3,056)      (3,056)
                                                       -------      -------

Net increase in cash and temporary
  investments                                            2,132       17,649

Cash and temporary investments, at
  beginning of period                                   11,568       20,355
                                                       -------      -------

Cash and temporary investments, at
  end of period                                        $13,700      $38,004
                                                       =======      =======


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


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

   (2)  Consolidated inventories consist of the following:


                                12-31-93   9-30-94
                               ---------  --------
                              (Thousands of dollars)
Raw materials and purchased
 parts                         $  13,123  $  7,941
Work in process                    6,773     6,768
Finished goods                    12,436     6,437
                               ---------  --------

                               $  32,332  $ 21,146
                               =========  ========

 Due to the severe decline in its 1994 oilfield sales and to the changing economic conditions in both Russia and Venezuela, the Company recorded a $10,224,000 inventory loss provision in the third quarter of 1994 related primarily to existing finished pumping unit inventories originally produced for these markets. During the second quarter of 1994, the Company recorded a $1,500,000 inventory loss provision for slow moving raw materials and spare parts inventories.

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

(1)  Changes in Financial Condition

     At September 30, 1994, the Company had working capital of $64,443,000 as compared to $67,614,000, at December 31, 1993, a decrease of $3,171,000.

(2)  Changes in Results of Operations

     Net sales for the three months and the nine months ended September 30, 1994 increased 6% and 8% respectively over the same periods ended September 30, 1993. Sales by product group for the three months and nine months ended September 30, 1993 and 1994 are as follows:

                       THREE MONTHS ENDED              NINE MONTHS ENDED
                          September 30         %          September 30         %
                       ------------------   Increase   ------------------   Increase
                         1993      1994    (Decrease)    1993      1994    (Decrease)
                       --------  --------  ----------  --------  --------  ----------
                         (In thousands)                  (In thousands)
Oilfield pumping
  units                 $14,745   $ 9,346        (37)  $ 41,585  $ 28,974        (30)
Power transmission
  products               11,885    13,447         13     34,138    41,631         22
Commercial products       6,586     8,182         24     18,715    22,026         18
Industrial supplies       1,781         -       (100)     5,910     3,052        (48)
Trailers                 17,789    24,908         40     28,763    63,274         36
                        -------   -------              --------  --------
                        $52,786   $55,913          6   $146,899  $158,957          8
                        =======   =======              ========  ========

      The major causes of the increase in the Company's sales were primarily increased trailer volumes associated with stronger trailer market demands together with increases in sales of power transmission products and commercial products. Offsetting these increases were continued severe declines in oilfield pumping unit volumes.

      The gross profit for the first nine months of 1994 was $7,033,000 compared to $16,136,000 for the same period of 1993. The 1994 results included an $11,724,000 inventory loss provision for slow moving raw materials, spare parts and finished pumping unit inventories associated with the severe decline in 1994 oilfield sales and the changing economic conditions in Russia and Venezuela.
The nine month's gross profit before these provisions was $18,757,000 compared to $16,136,000 for the same period of 1993, up 16%. This increase was due primarily to increased sales volumes in trailers and commercial products.

      Selling, general and administrative expenses (S. G. & A.) were $15,868,000, down $2,853,000 or 15% from the same period in 1993. This reduction reflects the Company's emphasis on cost containment and the sale of its Industrial Supplies operation and the closure of the Company's oilfield manufacturing facility in Chanute, Kansas.

      Other income for the first nine months of 1994 was $2,488,000 compared to $1,574,000 for the same period in 1993. This represents an increase of $914,000 or 58%. The major component of this increase was a $1,385,000 pre-tax gain on the sale of the Company's Chanute, Kansas manufacturing facility. This facility was closed in December of 1993 as part of the Company's strategy to improve its oilfield manufacturing efficiencies and operating margins.

      In 1994 the Company recorded income tax benefits of $2,632,000 and $2,158,000, respectively, for the three month and nine month periods ending September 30, 1994 representing 34% of the loss before income taxes. At September 30, 1994, the tax benefit was recorded by reversing previously recorded deferred income taxes of $1,622,000 and by recording a net deferred tax asset of $536,000 included in other assets. No income tax provision or benefit was recorded during the three or nine month periods ending September 30, 1993 because of the cumulative pre-tax losses reported through that date.

      The Company reported a net loss of $4,189,000 in the first nine months of 1994 compared to a net loss of $1,011,000 for the same period of 1993. Included in the 1994 reported loss was a $7,738,000 net loss related to the special inventory loss provision.

      The Company's backlog at September 30, 1994 was $113,900,000 compared to $66,000,000 at September 30, 1993. This represents an increase of $47,900,000 or 73%. The increase is due primarily to increased new trailer orders. The backlog by product group at September 30, 1993 and 1994 is as follows:

                                            (In thousands)
                                           9/30/93   9/30/94
                                          --------  --------
           Oilfield pumping units         $ 11,500  $  7,500
           Power transmission products      26,200    20,800
           Commercial products               5,100     5,200
           Trailers                         23,200    80,400
                                          --------  --------
                                           $66,000  $113,900
                                           =======  ========




                          PART II - OTHER INFORMATION



                                     None.

                              SIGNATURES
                              ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LUFKIN INDUSTRIES, INC.
                                    -------------------------------------



Date    11/8/94                   /s/ C. James Haley, Jr.
    ---------------------     -------------------------------------
                                      C. James Haley, Jr.
                                      Secretary-Treasurer
                                      (Principal financial officer
                                      and officer authorized to
                                      sign on behalf of the
                                      registrant)