Form 10-K
period 1994-12-31
LUFKIN INDUSTRIES INC
filed 1995-03-28
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1994     Commission file number  0-2612

                            LUFKIN INDUSTRIES, INC.

- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                         75-0404410
- -----------------------------------                --------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  601 South Raguet, Lufkin, Texas                             75901
- -----------------------------------                --------------------------
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code  409/634-2211

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, Par Value $1 Per Share
                     ------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----   ------

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates
as of   January 31, 1995 is $118,867,000.

6,792,381 shares of the Company's Common Stock were outstanding on December 31, 1994.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Product Line Information" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 17, 1995, are incorporated by reference in
Part III hereof and are included as Exhibit 28.

                                    Part I
Item 1.  Business

     The Company was incorporated under the laws of Texas on March 4, 1902 and since that date, has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company designs, manufactures, sells, and services various types of oil field pumping units, power transmission products, foundry castings and trailers. During 1994, the Company sold its industrial supplies unit to focus on these core businesses. The Company also sold its Churchill manufacturing facility and related equipment located in Chanute, Kansas. The sale of this facility enabled the Company to consolidate the manufacturing operations of oil field pumping units into its Lufkin location. Lufkin manufactures four basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and for use in marine propulsion applications. The Company produces numerous sizes and combinations of gears. The Company's foundry castings are primarily customer designed components manufactured by Lufkin for use in customer products. Lufkin also produces various sizes and styles of trailers, including vans, platforms, and dumps.

     The Company manufactures most of the component parts used in its Machinery Division products and purchases the raw materials and outside manufactured parts from a variety of suppliers on an order basis. The Trailer Division generally assembles various component parts manufactured by others. The inventory consists primarily of raw materials and component parts which are generally assembled into finished products to fill specific customer orders. These finished products are sold primarily by the Company's own employees.

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1994, foreign sales accounted for approximately 16 percent of the Company's total net sales.

     The Company's domestic and international markets are highly competitive with price, quality and speed of delivery being important factors. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the United States, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total pumping unit market. The Company does not believe it has a large market share in the power transmission, castings or trailer markets.

     The Company employed approximately 1,950 people, including approximately 1,450 at December 31, 1994, that were paid on an hourly basis. The Company has an open shop contract, which runs to October 6, 1996, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

     Additional information required by Item 1 is included in the sections entitled "Management's Discussion and Analysis", "Letter to the Shareholders", and "Product Line Information" of the Annual Report, portions of which sections are incorporated herein by reference and included as part of Exhibit 13.

Item 2.  Properties

     The Company's major manufacturing facilities are located in and near Lufkin, are owned in fee and include approximately 150 acres and a foundry, machine shop, structural shops, assembly shops and warehouses. The Company also has a plant in Nisku, Canada which produces structural parts for pumping units. These parts are then assembled with parts shipped from Lufkin and are delivered to the Company's Canadian customers.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Shareholders

     None

Item 4A.  Executive Officers of the Registrant

     The following information is submitted with respect to the executive officers of the Company as of March 1, 1995:

                                                               Officer
       Name                 Position with Company         Age   Since
      ------                ---------------------         ---  -------
D. V. Smith          President & Chief Executive Officer   52     1993
J. W. Barber         Vice President                        62     1994
J. H. Finney, Jr.    Vice President                        62     1992
J. F. Glick          Vice President                        42     1994
J. R. Partridge      Vice President                        59     1986
M. A. Penn           Vice President                        54     1983
E. G. Pittman        Vice President                        61     1976
S. H. Semlinger      Vice President                        41     1992
C. J. Haley, Jr.     Secretary-Treasurer                   52     1973

     There is no significant family relationship either by blood or by marriage among the officers of the Company.

     All of the executive officers of the Company, with the exception of Mr. Smith, Mr. Barber and Mr. Glick have been employed by the Company for more than five years in the same or similar positions. Mr. Smith was first employed by the Company in January 1993 to serve as President and Chief Executive Officer. For the five year period prior to his employment with the Company, Mr. Smith was employed and served as Vice President of Manufacturing of Cooper Industries (1989-93) and as Vice President of Oil Tool Division of Cameron Iron Works (1982-89). Both companies are based in Houston, Texas. Mr. Barber was first employed by the Company in July 1990 to serve as sales manager for trailer products. Mr. Barber was previously employed by Fruehauf Trailers as Vice President of Welded Products in Detroit, Michigan. Mr. Glick was first employed by the Company in September 1994 to serve as Vice President and General Manager of the Power Transmission Division. Prior to joining the Company, Mr. Glick served as Director of Manufacturing, U.K. and Ireland, with Cooper Oil Tools and as Plant Manager of Cooper Oil Tools in Leeds, England. The executive officers of the Company serve at the pleasure of the Board of Directors of the Company. The term of office for all officers expires at the next annual meeting of the Board of Directors of the Company.

                                    Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The information required by Item 5 is included in the section entitled "Financial Review" of the Annual Report, which section is incorporated herein by reference and included as part of Exhibit 13.

Item 6.  Selected Financial Data

                         FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA


(In millions, except per share data)   1994     1993     1992     1991    1990
- ------------------------------------   ----     ----     ----     ----    ----
Sales                                 $217.3   $202.2   $178.6   $247.1  $194.7
Earnings (loss) from operations         (1.2)*    2.5    (27.3)**   6.9     2.0
Earnings (loss) per share               (.18)*    .38    (4.01)**  1.01     .30
Total assets                           176.8    182.5    176.3    220.6   222.5
Cash dividends per share                 .60      .60     1.35     1.60    1.53

- --------------
*Includes pretax charges of $11.2 million for special inventory writedowns.

**Includes a $24.3 million restructuring charge. The Company adopted SFAS No. 109 effective January 1, 1992, but this change had no effect on the Company's financial statements. In addition, the Company adopted SFAS No. 106 effective January 1, 1992. The cumulative effect of the change in accounting for post-retirement benefits including the applicable income tax benefit was a charge to income of $7.5 million or $1.11 per share.

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

     The information required by Item 7 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report, portions of which section are incorporated herein by reference and included as part of
Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is included in the consolidated financial statements and related notes and the "Report of Independent Public Accountants" of the Company's Annual Report, which consolidated financial statements and related notes and report of independent public accountants are incorporated herein by reference and included as part of Exhibit 13.

Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure

     None

                                    Part III


Item 10.  Directors and Executive Officers of
          the Registrant

     The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 5 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 17, 1995 ("Proxy Statement"), which section is incorporated herein by reference and included as part of Exhibit 28. The information relating to the executive officers of the Company is provided in
Item 4A of Part I of this Annual Report.

Item 11.  Executive Compensation

     The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 9 of the Proxy Statement, which section is incorporated herein by reference and included as part of Exhibit 28.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

     The information required by Item 12 is included in the sections entitled "Voting Securities" and "Election of Directors" on pages 1 through 5 of the Company's Proxy Statement, which sections are incorporated herein by reference and included as part of Exhibit 28.

Item 13. Certain Relationships and Related Transactions

     None

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of the report

         1. Consolidated Financial Statements (incorporated by reference to the Annual Report)

             Report of Independent Public Accountants
             Consolidated Balance Sheet
             Consolidated Statement of Earnings
             Consolidated Statement of Stockholders'
              Equity
             Consolidated Statement of Cash Flows
             Notes to Consolidated Financial Statements

         2.  Financial statement schedules

             Schedules Omitted--All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not applicable or not re-quired or the required information is included in the consolidated financial statements or notes thereto.

         3.  Exhibits

                (3) Articles of Incorporation, as amended, and Bylaws, as amended, were included as exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibits are incorporated herein by reference.

                (10.1) Shareholder Rights Agreement, dated as of
                       May 4, 1987, was included as exhibit (1) to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

                (10.2) Company's 1990 Stock Option Plan was included
                       as Exhibit 28.1 to the Company's registration statement on Form S-8 dated September 24, 1990 (File No. 33-36976), which plan is incorporated herein by reference.

                (13) Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are included as an exhibit to this report for the information of the Securities and Exchange Commission.

                 (22)  Schedule listing subsidiaries of the
                       registrant

                 (24)  Consent of Independent Public Accountants

                 (28) Portions of the definitive proxy statement of Lufkin Industries, Inc., for the annual meeting of shareholders on May 17, 1995 are included as an exhibit to this report for the informa-tion of the Securities and Exchange Commission.

     (b) Reports on Form 8-K filed during the fourth quarter of 1994

         None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 1995.

LUFKIN INDUSTRIES, INC.

BY   /s/ C. James Haley, Jr.
  ------------------------------------------------
 C. James Haley, Jr., Secretary-Treasurer
 Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 15, 1995, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.



By   /s/ D. V. Smith
  ------------------------------------------------
 D. V. Smith, President and Chief Executive
 Officer


By   /s/ S. W. Henderson, III
  ------------------------------------------------
 S. W. Henderson, III, Director


By   /s/ L. R. Jalenak, Jr.
  ------------------------------------------------
 L. R. Jalenak, Jr., Director


By   /s/ H. H. King
  ------------------------------------------------
 H. H. King, Director


By   /s/ M. E. Kurth, Jr.
  ------------------------------------------------
 M. E. Kurth, Jr., Director


By   /s/ W. T. Little
  ------------------------------------------------
 W. T. Little, Director


By   /s/ B. H. O'Neal
  ------------------------------------------------
 B. H. O'Neal, Director


By   /s/ F. B. Stevenson
  ------------------------------------------------
 F. B. Stevenson, Director


By   /s/ H. J. Trout,Jr.
  ------------------------------------------------
 H. J. Trout, Jr., Director


By   /s/ W. W. Trout, Jr.
  ------------------------------------------------
 W. W. Trout, Jr., Director


By   /s/ T. E. Wiener
  ------------------------------------------------
 T. E. Wiener, Director