Form 10-Q
period 1995-03-31
LUFKIN INDUSTRIES INC
filed 1995-05-12
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1995.
                                --------------

                                      OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to
                                -----------------------------------------------

 Commission File Number 0-2612
                        ------


                            LUFKIN INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as  specified in its charter)


              Texas                                    75- 040-4410
 -----------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


       601 South Raguet, Lufkin, Texas                         75901
- ------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211
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


 As of March 31, 1995, there were 6,792,381 shares of Common Stock, $1.00 par value per share, issued.

                        PART I - FINANCIAL INFORMATION



 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

       CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1994 AND MARCH 31, 1995
       ----------------------------------------------------------------
                            (Thousands of dollars)

          ASSETS                            12-31-94      3-31-95
         --------                          ---------    ---------
                                                       (Unaudited)
 CURRENT ASSETS:
      Cash                                 $     207    $      23
      Temporary investments                   36,716       39,729
      Receivables, net                        28,262       25,512
      Inventories                             21,919       22,936
      Deferred income taxes                    4,522        4,522
                                           ---------    ---------

          Total current assets                91,626       92,722
                                           ---------    ---------

 PROPERTY, PLANT AND EQUIPMENT, at cost      228,264      229,339
      Less - Accumulated depreciation       (167,558)    (169,005)
                                           ---------    ---------

                                              60,706       60,334
                                           ---------    ---------

 PREPAID PENSION COSTS                        17,784       18,560

 OTHER ASSETS                                  6,658        6,818
                                           ---------    ---------

                                           $ 176,774    $ 178,434
                                           =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                         $ 10,661  $ 12,368
      Accrued payroll and benefits                4,574     4,825
      Accrued warranty expenses                   2,265     2,210
      Accrued property and other taxes            2,158     1,352
      Other accrued liabilities                   1,137     1,114
                                               --------  --------

          Total current liabilities              20,795    21,869
                                               --------  --------


 DEFERRED INCOME TAXES                            6,172     6,172

 POST RETIREMENT BENEFITS LIABILITY              11,843    11,888

 SHAREHOLDERS' EQUITY:
      Common stock, $1 par value per share;
       20,000,000 shares authorized;
       6,792,381 shares issued                    6,792     6,792
      Capital in excess of par                   15,372    15,372
      Retained earnings                         115,800   116,365
      Treasury stock, 1,306 shares at cost            -       (24)
                                               --------  --------

          Total shareholders' equity            137,964   138,505
                                               --------  --------

                                               $176,774  $178,434
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

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------

                 (Thousands of dollars, except per share data)





                                        For the Three Months
                                           Ended March 31
                                       ----------------------
                                            (Unaudited)
                                          1994        1995
                                       ----------  ----------

NET SALES                              $   49,144  $   58,975

COST OF SALES                              43,416      52,243
                                       ----------  ----------

      Gross profit                          5,728       6,732

SELLING, GENERAL AND ADMINISTRATION
  EXPENSES                                  5,575       5,113
                                       ----------  ----------

      Operating income                        153       1,619

OTHER INCOME, NET                             515         809
                                       ----------  ----------

      Earnings before income taxes            668       2,428

PROVISION FOR INCOME TAXES                    227         809
                                       ----------  ----------

      Net earnings                     $      441  $    1,619
                                       ==========  ==========

EARNINGS PER SHARE                     $      .06  $      .24
                                       ==========  ==========

DIVIDENDS PER SHARE                    $      .15  $      .15
                                       ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES       6,794,978   6,806,114




         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
              --------------------------------------------------

                            (Thousands of dollars)


                                                For the Three Months
                                                   Ended March 31
                                               ----------------------
                                                    (Unaudited)

                                                   1994        1995
                                                 -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                    $   441     $ 1,619
 Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
   Depreciation                                    2,004       1,767
   Pension benefit                                  (844)       (776)
   Changes in assets and liabilities               6,589       2,853
                                                 -------     -------

Net cash provided by operating activities          8,190       5,463

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net additions to property, plant and
  equipment                                       (1,026)     (1,536)
 Sales of property, plant and
  equipment                                        1,872         140
 Increase in other assets                           (680)       (160)
                                                 -------     -------

Net cash provided by (used by) investing
 activities                                          166      (1,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                   (1,019)     (1,019)
 Purchase of treasury stock                            -         (24)
                                                 -------     -------

Net cash used by financing activities             (1,019)     (1,043)

Effect of translation on cash and temporary
 investments                                           -         (35)
                                                 -------     -------

Net increase in cash and temporary
 investments                                       7,337       2,829

Cash and temporary investments, at
 beginning of period                              20,355      36,923
                                                 -------     -------

Cash and temporary investments, at
 end of period                                   $27,692     $39,752
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

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


   (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet included in the Company's 1994 annual report on Form 10-K. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

       These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

   (2)  Consolidated inventories consist of the following:



                                12-31-94   3-31-95
                               ---------  --------
                              (Thousands of dollars)
Raw materials and purchased
 parts                         $   9,013  $  9,432
Work in process                    4,911     5,138
Finished goods                     7,995     8,366
                               ---------  --------

                               $  21,919  $ 22,936
                               =========  ========


Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------------

(1)  Changes in Financial Condition

     At March 31, 1995, the Company had working capital of $70,853,000 as compared to $70,831,000, at December 31, 1994, an increase of $22,000.

(2)  Changes in Results of Operations

     Net sales for the first quarter of 1995 increased 20% from the first quarter of 1994. Sales by product group for the first quarter of 1994 and 1995 are as follows:

                                      THREE MONTHS ENDED
                                           March 31           %
                                      ------------------   Increase
                                        1994      1995    (Decrease)
                                      --------  --------  ----------
                                              (In thousands)
       Oilfield pumping units          $10,118   $11,367       12
       Power transmission products      13,713    11,672      (15)
       Foundry castings                  6,594     8,265       25
       Industrial supplies               1,709        --        *
       Trailers                         17,010    27,671       63
                                       -------   -------
                                       $49,144   $58,975       20
                                       =======   =======

*Business sold during 2nd Quarter, 1994.

      Sales volumes increased in three of the product groups, oilfield pumping units, foundry castings and trailers, while sales of power transmission products declined.

      The gross profit for the first quarter of 1995 was 11% compared to 12% for the first quarter of 1994, reflecting a change in the product mix.

      Depreciation expense decreased $237,000 for the first quarter of 1995 compared to the first quarter of 1994. This decrease was due primarily to the sales of the Company's Chanute, Kansas manufacturing facility and the Industrial Supply business during 1994.

      Selling, general and administrative expenses decreased $462,000 from $5,575,000 for the first three months of 1994. The reduction in these expenses reflects the Company's continuing cost reduction programs and the closure of the Company's manufacturing facility in Chanute, Kansas during 1994.

      Other income was $809,000 compared to $515,000 for the same period in 1994. The increase of $294,000 resulted primarily from increased interest earned on temporary investments.

      Income tax expense increased $582,000 for the first quarter of 1995 compared to the first quarter of 1994 due to the increase in pretax earnings.

      The Company reported net earnings in the first quarter 1995 of $1,619,000 compared to $441,000 in the first quarter 1994. The increase in net earnings resulted primarily from the increased volume of trailer sales and the Company's cost-cutting measures.

      Backlog at March 31, 1995, increased by approximately $21,671,000 over the backlog at December 31, 1994. New orders for power transmission products and foundry castings were the primary reasons for this increase.

      Backlog by product group at December 31, 1994 and March 31, 1995 is as follows:

                               December 31     March 31        %
                                  1994           1995        Change
                               -----------  ---------------  -------
                                          (In thousands)
Oilfield pumping units            $  8,527        $  8,330       (2)
Power transmission products         21,061          30,579       45
Foundry castings                     4,162          13,752      230
Trailers                            75,611          78,371        4
                                  --------        --------
                                  $109,361        $131,032       20
                                  ========        ========




                          PART II - OTHER INFORMATION



                                     None.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LUFKIN INDUSTRIES, INC.
                                    -------------------------------------



Date      May 11, 1995                  /s/ C. James Haley, Jr.
    ----------------------         -------------------------------------
                                      C. James Haley, Jr.
                                         Secretary-Treasurer
                                         (Principal financial officer
                                         and officer authorized to
                                         sign on behalf of the
                                         registrant)