Form 10-Q
period 1995-06-30
LUFKIN INDUSTRIES INC
filed 1995-08-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995.
                                -------------

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                         to
                               -------------------------------------------------

 Commission File Number 0-2612
                        ------


                            LUFKIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Texas                                   75-040-4410
-------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


            601 South Raguet, Lufkin, Texas                          75901
-------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211
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

 There were 6,780,975 shares of Common Stock, $1.00 par value per share outstanding as of June 30, 1995, not including 11,406 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

        CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1994 AND JUNE 30, 1995
        ---------------------------------------------------------------
                            (Thousands of dollars)

                                           12-31-94     6-30-95
                                          ----------   ---------
                                                      (Unaudited)
            ASSETS
CURRENT ASSETS:
  Cash                                    $     207   $     197
  Temporary investments                      36,716      36,418
  Receivables, net                           28,262      24,704
  Inventories                                21,919      25,615
  Deferred income taxes                       4,522       4,522
                                          ---------   ---------

       Total current assets                  91,626      91,456
                                          ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, at cost      228,264     230,748
  Less - Accumulated depreciation          (167,558)   (170,174)
                                          ---------   ---------
                                             60,706      60,574
                                          ---------   ---------

PREPAID PENSION COSTS                        17,784      19,310

OTHER ASSETS                                  6,658       6,529
                                          ---------   ---------

                                          $ 176,774   $ 177,869
                                          =========   =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                        $  10,661  $   10,935
  Accrued payroll and benefits                4,574       4,801
  Accrued warranty expenses                   2,265       2,040
  Accrued property and other taxes            2,158       1,058
  Other accrued liabilities                   1,137       1,169
                                          ---------  ----------

        Total current liabilities            20,795      20,003
                                          ---------  ----------


DEFERRED INCOME TAXES                         6,172       6,172

POST RETIREMENT BENEFITS                     11,843      11,933

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value per share;
   20,000,000 shares authorized;
   6,792,381 shares issued                    6,792       6,792
  Capital in excess of par                   15,372      15,372
  Retained earnings                         115,800     117,811
  Treasury stock, 11,406 shares at cost           -        (214)
                                          ---------  ----------

Total shareholders' equity                  137,964     139,761
                                          ---------  ----------

                                          $ 176,774  $  177,869
                                          =========  ==========


           See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                      CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------

                 (Thousands of dollars, except per share data)



                                               For the Three Months       For the Six Months
                                                  Ended June 30             Ended June 30
                                              ---------------------     --------------------
                                                   (Unaudited)              (Unaudited)
                                               1994         1995          1994         1995
                                              -------      -------      --------     --------

NET SALES                                     $53,900      $58,638      $103,044     $117,613

COSTS OF SALES                                 48,940       50,225        92,356      102,468
                                              -------      -------      --------     --------

 Gross profit                                   4,960        8,413        10,688       15,145

SELLING, GENERAL AND ADMINISTRATION
 EXPENSES                                       5,693        5,746        11,268       10,859
                                              -------      -------      --------     --------

  Operating income (loss)                        (733)       2,667          (580)       4,286

OTHER INCOME, NET                               1,458        1,030         1,973        1,839
                                              -------      -------      --------     --------
  Earnings before income taxes                    725        3,697         1,393        6,125

PROVISION FOR INCOME TAXES                        247        1,263           474        2,072
                                              -------      -------      --------     --------

  Net earnings                                $   478      $ 2,434      $    919     $  4,053
                                              =======      =======      ========     ========

EARNINGS PER SHARE                               $.07        $ .36         $ .14        $ .60
                                              =======      =======      ========     ========

DIVIDENDS PER SHARE                              $.15        $ .15         $ .30        $ .30
                                              =======      =======      ========      =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        6,802,573    6,800,224     6,799,965    6,805,198


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                -----------------------------------------------

                            (Thousands of dollars)


                                                   For the Six Months
                                                     Ended June 30
                                                   ------------------
                                                       (Unaudited)
                                                      1994      1995
                                                     -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                        $   919   $ 4,053
 Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
   Depreciation                                        3,961     3,508
   Pension benefit                                    (1,663)   (1,526)
   Net changes in operating
    assets and liabilities                             9,882      (839)
                                                     -------   -------

Net cash provided by operating activities             13,099     5,196

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
  equipment                                           (2,037)   (3,785)
 Sales of property, plant and
  equipment                                            3,974       408
 (Increase) decrease in other assets                    (110)      128
                                                     -------   -------

Net cash provided by (used by) investing
 activities                                            1,827    (3,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                       (2,038)   (2,036)
 Purchase of treasury stock                                -      (214)
                                                     -------   -------

Net cash used by financing activities                 (2,038)   (2,250)

Effect of translation on cash and temporary
 investments                                               -        (5)
                                                     -------   -------

Net increase (decrease) in cash and temporary
 investments                                          12,888      (308)

Cash and temporary investments, at
 beginning of period                                  20,355    36,923
                                                     -------   -------

Cash and temporary investments, at
 end of period                                       $33,243   $36,615
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

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet included in the Company's 1994 annual report on Form 10-K. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

          (2)  Consolidated inventories consist of the following:


                                12-31-94   6-30-95
                               ---------  --------
                              (Thousands of dollars)

Raw materials and purchased
 parts                         $   9,013  $ 10,533
Work in process                    4,911     5,739
Finished goods                     7,995     9,343
                               ---------  --------

                               $  21,919  $ 25,615
                               =========  ========


Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

(1)  Changes in Financial Condition

    At June 30, 1995, the Company had working capital of $71,453,000 as compared to $70,831,000, at December 31, 1994, an increase of $622,000.

(2)  Changes in Results of Operations

    Net sales for the three months and the six months ended June 30, 1995 increased 9% and 14% respectively over the same periods ended June 30, 1994. Sales by product group for the three months and six months ended June 30, 1994 and 1995 were as follows:

                       THREE MONTHS ENDED               SIX MONTHS ENDED
                            June 30            %            June 30            %
                       ------------------   Increase   ------------------   Increase
                         1994      1995    (Decrease)    1994      1995    (Decrease)
                       --------  --------  ----------  --------  --------  ----------
                         (In thousands)                  (In thousands)
Oil field pumping
  units                 $ 9,510   $ 9,948          5   $ 19,628  $ 21,315          9
Power transmission
  products               14,441    13,741         (5)    28,154    25,413        (10)
Foundry castings          7,250     8,045         11     13,844    16,310         18
Industrial supplies       1,343         -          *      3,052         -          *
Trailers                 21,356    26,904         26     38,366    54,575         42
                        -------   -------              --------  --------
                        $53,900   $58,638          9   $103,044  $117,613         14
                        =======   =======              ========  ========

*Business sold during 2nd Quarter, 1994.

       The increase in the Company's sales was primarily due to increased trailer volumes associated with stronger trailer market demands. Demand for foundry castings also increased resulting in significantly higher sales volumes.

       The gross profit for the first six months of 1995 was 13% up from 10% for the same period of 1994. The improvement is related to the higher volume of trailer sales as well as favorable changes in the product mix within the three remaining product groups.

       Selling, General and Administrative Expenses (S. G. & A.) decreased $409,000 or 4% for the six months ended June 30, 1995, from $11,268,000 for the same period in 1994. This reduction reflects the Company's continued emphasis on cost containment.

       Other income for the first six months of 1995 was $1,839,000. This represents a decrease of $134,000 or 7% in other income from the same period in 1994.

       The provision for income taxes increased $1,016,000 and $1,598,000 respectively for the three months and six months ended June 30, 1995 as compared to the same periods in 1994. The increases in the provision resulted from the increases in pretax income.

       The Company reported net earnings in the first six months of 1995 of $4,053,000 compared to $919,000 in the first six months of 1994. The increase in net earnings resulted primarily from the increased volume of trailer sales and the Company's continued effort to reduce expenses.

       Backlog at June 30, 1995, increased by approximately $17,606,000 or 16% above the prior year end backlog. Backlogs increased in three of the product groups while trailer backlogs declined.

       Backlog by product group at December 31, 1994 and June 30, 1995 is as follows:


                               December 31        June 30       %
                                  1994              1995     Change
                               -----------        --------   ------
                                      (In thousands)
Oilfield pumping units            $  8,527         $14,128       66
Power transmission products         21,061          38,059       81
Foundry castings                     4,162          12,771      207
Trailers                            75,611          62,009      (18)
                                  --------        --------
                                  $109,361        $126,967       16
                                  ========        ========




                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits

            Exhibit 27--Financial Data Schedule

        (B) Reports on Form 8-K

            None

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LUFKIN INDUSTRIES, INC.
                             -------------------------------------



Date       8/11/95                 /s/ C. James Haley, Jr.
    -----------------------  -------------------------------------
                                      C. James Haley, Jr.
                                      Secretary-Treasurer
                                      (Principal financial officer
                                        and officer authorized to
                                        sign on behalf of the
                                        registrant)