Form 10-Q
period 1995-09-30
LUFKIN INDUSTRIES INC
filed 1995-11-13
CIK 60849

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30,1995.

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to

 Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  Texas                                     75-040-4410
 -------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


       601 South Raguet, Lufkin, Texas                          75901
 ------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211

 Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X   No _____



 There were 6,783,575 shares of Common Stock, $1.00 par value per share outstanding as of September 30, 1995, not including 8,806 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1994 AND SEPTEMBER 30, 1995
                            (Thousands of dollars)

 ASSETS                                    12-31-94     9-30-95
                                          ---------   ---------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                    $     207   $      92
  Temporary investments                      36,716      35,292
  Receivables, net                           28,262      29,945
  Inventories                                21,919      27,121
  Deferred income taxes                       4,522       4,848
                                          ---------   ---------

Total current assets                         91,626      97,298
                                          ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, at cost      228,264     232,121
  Less - Accumulated depreciation          (167,558)   (171,664)
                                          ---------   ---------
                                             60,706      60,457
                                          ---------   ---------

PREPAID PENSION COSTS                        17,784      20,174

OTHER ASSETS                                  6,658       6,113
                                          ---------   ---------

                                          $ 176,774   $ 184,042
                                          =========   =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 10,661  $ 11,397
  Accrued payroll and benefits                4,574     5,482
  Accrued warranty expenses                   2,265     2,042
  Accrued property and other taxes            2,158     1,819
  Other accrued liabilities                   1,137     1,361
                                           --------  --------

    Total current liabilities                20,795    22,101
                                           --------  --------


DEFERRED INCOME TAXES                         6,172     9,062

POST RETIREMENT BENEFITS                     11,843    11,982

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value per share;
   20,000,000 shares authorized;
   6,792,381 shares issued                    6,792     6,792
  Capital in excess of par                   15,372    15,367
  Retained earnings                         115,800   118,906
  Treasury stock, 8,806 shares at cost            -      (168)
                                           --------  --------

    Total shareholders' equity              137,964   140,897
                                           --------  --------

                                           $176,774  $184,042
                                           ========  ========

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                 (Thousands of dollars, except per share data)


                                                      For the Three Months      For the Nine Months
                                                       Ended September 30        Ended September 30
                                                     ----------------------    ----------------------
                                                                 (Unaudited)             (Unaudited)
                                                        1994        1995         1994        1995
                                                     ---------   -----------   ---------   ----------

NET SALES                                              $55,913      $62,936   $158,957     $180,549

COSTS AND PROVISION
 Cost of sales                                          49,344       54,656    140,200      157,124
 Special inventory provision                            10,224            -     11,724            -
                                                       -------      -------   --------     --------

  Total cost of sales                                   59,568       54,656    151,924      157,124
                                                       -------      -------   --------     --------

  Gross profit (loss)                                   (3,655)       8,280      7,033       23,425

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               4,600        5,591     15,868       16,450
                                                       -------      -------   --------     --------

   Operating income (loss)                              (8,255)       2,689     (8,835)       6,975

OTHER INCOME, NET                                          515          623      2,488        2,462
                                                       -------      -------   --------     --------
   Earnings (loss) before income taxes                  (7,740)       3,312     (6,347)       9,437

PROVISION (BENEFIT) FOR INCOME TAXES                    (2,632)       1,201     (2,158)       3,273
                                                       -------      -------   --------     --------

   Net earnings (loss)                                 $(5,108)     $ 2,111   $ (4,189)    $  6,164
                                                       =======      =======   ========     ========

EARNINGS (LOSS)PER COMMON AND COMMON
 EQUIVALENT SHARE                                        $(.75)       $ .31      $(.62)       $ .90
                                                       =======      =======    =======     ========

DIVIDENDS PER SHARE                                      $ .15        $ .15      $ .45        $ .45
                                                       =======      =======    =======     ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        6,792,381    6,829,821  6,792,381    6,817,476

           See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995

                            (Thousands of dollars)


                                                  For the Nine Months
                                                   Ended September 30
                                                  --------------------
                                                      (Unaudited)
                                                    1994       1995
                                                    ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                 $(4,189)  $ 6,164
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating
  activities:
    Depreciation                                       5,865     5,220
    Pension benefit                                   (2,623)   (2,390)
    Deferred income tax provision (benefit)           (1,622)    2,564
    Net changes in operating
      assets and liabilities                          21,518    (5,439)
                                                     -------   -------

Net cash provided by operating activities             18,949     6,119

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment                                          (3,096)   (5,404)
  Sales of property, plant and
   equipment                                           4,110       433
  Decrease in other assets                               639       545
                                                     -------   -------

Net cash provided by (used by) investing
 activities                                            1,653    (4,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                      (3,056)   (3,054)
  Proceeds from exercise of stock options                  -        68
  Purchase of treasury stock                               -      (241)
                                                     -------   -------

Net cash used by financing activities                 (3,056)   (3,227)

Effect of translation on cash and temporary
 investments                                             103        (5)
                                                     -------   -------

Net increase (decrease) in cash and temporary
 investments                                          17,649    (1,539)

Cash and temporary investments, at
beginning of period                                   20,355    36,923
                                                     -------   -------

Cash and temporary investments, at
 end of period                                       $38,004   $35,384
                                                     =======   =======




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet included in the Company's 1994 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

           (2)  Consolidated inventories consist of the following:

                                12-31-94   9-30-95
                               ---------  --------
                              (Thousands of dollars)
Raw materials and purchased
 parts                         $   9,013  $ 11,153
  Work in process                  4,911     6,076
  Finished goods                   7,995     9,892
                               ---------  --------

                               $  21,919  $ 27,121
                               =========  ========


Item 2.  Management's Discussion and Analysis


(1)  Changes in Financial Condition

    At September 30, 1995, the Company had working capital of $75,197,000 as compared to $70,831,000, at December 31, 1994, an increase of $4,366,000

(2)  Changes in Results of Operations

    Net sales for the three months and the nine months ended September 30, 1995 increased 13% and 14%, respectively, over the same periods ended September 30, 1994. Sales by product group for the three months and nine months ended September 30, 1994 and 1995 were as follows:

                       THREE MONTHS ENDED              NINE MONTHS ENDED
                          September 30         %          September 30       %
                       ------------------   Increase   ------------------  Increase
                         1994      1995    (Decrease)    1994      1995    (Decrease)
                       --------  --------  ----------  --------  --------  ----------
                         (In thousands)                  (In thousands)
Oil field pumping
  units                 $ 9,346   $12,189         30   $ 28,974  $ 33,504         16
Power transmission
  products               13,477    15,702         17     41,631    41,115         (1)
Foundry castings          8,182     7,652         (7)    22,026    23,962          9
Industrial supplies           -         -          *      3,052         -          *
Trailers                 24,908    27,393         10     63,274    81,968         30
                        -------   -------              --------  --------
                        $55,913   $62,936         13   $158,957  $180,549         14
                        =======   =======              ========  ========

*Business sold during 2nd Quarter, 1994.

       The increase in the Company's sales was primarily due to increased trailer volumes associated with stronger trailer market demands. Demand for oil field pumping units also increased resulting in significantly higher sales volumes.

       The gross profit for the first nine months of 1995 was 13% up from 4% for the same period of 1994. The increase was primarily due to the Company recording inventory loss provisions totaling $11,724,000 during the first nine months of 1994.

       Selling, General and Administrative Expenses (S. G. & A.) increased $582,000 or 4% for the nine months ended September 30, 1995, from $15,868,000 for the same period in 1994, primarily in support of higher net sales.

       Other income for the first nine months of 1995 was $2,462,000. This represents a decrease of $26,000 or 1% in other income over the same period in 1994.

       The provision for income taxes increased to $1,201,000 and $3,273,000, respectively, for the three months and nine months ended September 30, 1995, compared to income tax benefits of $2,632,000 and $2,158,000, respectively, for the same periods in 1994.

       The Company reported net earnings in the first nine months of 1995 of $6,164,000 compared to a loss of $4,189,000 for the first nine months of 1994. The increase in net earnings resulted primarily from the increased volume of trailer sales and the absence of any special inventory provisions during 1995.

       Backlog at September 30, 1995, increased by approximately $994,000 or 1% above the prior year end backlog. Backlogs increased in three of the product groups while trailer backlogs declined.

       Backlog by product group at December 31, 1994, and September 30, 1995, is as follows:

                               December 31    September 30        %
                                  1994             1995         Change
                               -----------    ------------      -------
                                     (In thousands)
Oilfield pumping units            $  8,527      $ 11,402            34
Power transmission products         21,061        38,858            85
Foundry castings                     4,162        16,304           292
Trailers                            75,611        43,791           (42)
                                  --------       -------
                                  $109,361      $110,355             1
                                  ========      ========




                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits

        27-Financial Data Schedule

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



Date     11/13/95                      /s/ C. James Haley, Jr.
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