Form 10-K
period 1995-12-31
LUFKIN INDUSTRIES INC
filed 1996-03-29
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended December 31, 1995       Commission file number  0-2612

                            LUFKIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Texas                                             75-0404410
---------------------------------                     --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

    601 South Raguet, Lufkin, Texas                              75901
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code 409/634-2211

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, Par Value $1 Per Share
                     ------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---      ---

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates as of January 31, 1996 is $107,892,910.

6,776,273 shares of the Company's Common Stock were outstanding on December 31, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Product Line Information" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 15, 1996, are incorporated by reference in
Part III hereof and are included as Exhibit 99.

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

   Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1995, foreign sales accounted for approximately 16 percent of the Company's total net sales.

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

   The Company employed approximately 1,980 people at December 31, 1995, including approximately 1,420 that were paid on an hourly basis. The Company has an open shop contract, which runs to October 6, 1996, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

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

   None

Item 4.  Submission of Matters to a Vote of Shareholders

   None

Item 4A.  Executive Officers of the Registrant

   The following information is submitted with respect to the executive officers of the Company as of March 1, 1996:

                                                              Officer
Name                       Position with Company        Age    Since
-------------------------  ---------------------        ----  -------
D. V. Smith                Chairman, President &
                             Chief Executive Officer      53     1993
J. W. Barber               Vice President                 63     1994
J. H. Finney, Jr.          Vice President                 63     1992
J. F. Glick                Vice President                 43     1994
J. R. Partridge            Vice President                 60     1986
M. A. Penn                 Vice President                 55     1983
E. G. Pittman              Vice President                 62     1976
S. H. Semlinger            Vice President                 42     1992
C. J. Haley, Jr.           Secretary-Treasurer            53     1973

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

Item 6.  Selected Financial Data

                         FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA


(In millions, except per share data)    1995        1994        1993        1992        1991
----------------------------------------------------------------------------------------------
Sales                                  $248.9      $217.3      $202.2      $178.6      $247.1
Earnings (loss) from operations           8.9        (1.2)*       2.5       (27.3)**      6.9
 Earnings (loss) per share               1.31        (.18)*       .38       (4.01)**     1.01
Total assets                            186.3       176.8       182.5       176.3       220.6
Cash dividends per share                  .60         .60         .60        1.35        1.60

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

Item 9. Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

   None

                                   Part III


Item 10.  Directors and Executive Officers of
            the Registrant

   The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 5 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 15, 1996 ("Proxy Statement"), which section is incorporated herein by reference and included as part of Exhibit 99. The information relating to the executive officers of the Company is provided in
Item 4A of Part I of this Annual Report.

Item 11.  Executive Compensation

   The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 9 of the Proxy Statement, which section is incorporated herein by reference and included as part of Exhibit 99.

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management

   The information required by Item 12 is included in the sections entitled "Voting Securities" and "Election of Directors" on pages 1 through 5 of the Company's Proxy Statement, which sections are incorporated herein by reference and included as part of Exhibit 99.

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

    (10.2)* Company's 1990 Stock Option Plan was included as Exhibit 28.1 to the
            Company's registration statement on Form S-8 dated September 24, 1990 (File No. 33-36976), which plan is incorporated herein by reference.

      (13) Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are included as an exhibit to this report for the information of the Securities and Exchange Commission.

      (22)  Schedule listing subsidiaries of the registrant

      (24)  Consent of Independent Public Accountants

      (27)  Financial Data Schedule

      (99) Portions of the definitive proxy statement of Lufkin Industries, Inc., for the annual meeting of shareholders on May 15, 1996 are included as an exhibit to this report for the information of the Securities and Exchange Commission.

      *Compensatory plan.

  (b) Reports on Form 8-K filed during the fourth quarter of 1995

     None

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 1996.

LUFKIN INDUSTRIES, INC.

BY     /s/ C. James Haley, Jr.
  ------------------------------------------------
  C. James Haley, Jr., Secretary-Treasurer
  Principal Financial and Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 21, 1996, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.



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