Form 10-Q
period 1996-03-31
LUFKIN INDUSTRIES INC
filed 1996-05-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1996.
                                --------------

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to
                                -----------------------------------------------

 Commission File Number 0-2612
                        ------


                            LUFKIN INDUSTRIES, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Texas                                   75-040-4410
   ----------------------------                 -------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


      601 South Raguet, Lufkin, Texas                          75901
- - ------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211
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


 There were 6,751,383 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 1996, not including 40,998 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION



 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

       CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1995 AND MARCH 31, 1996
       ----------------------------------------------------------------
                            (Thousands of dollars)

                ASSETS                    12-31-95     3-31-96
                ------                    ---------   ---------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                    $     277   $      52
  Temporary investments                      33,040      37,295
  Receivables, net                           36,204      26,199
  Inventories                                24,737      25,546
  Deferred income tax assets                  3,853       3,853
                                          ---------   ---------

Total current assets                         98,111      92,945
                                          ---------   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost      233,776     236,744
  Less - Accumulated depreciation          (172,953)   (174,370)
                                          ---------   ---------

                                             60,823      62,374
                                          ---------   ---------

PREPAID PENSION COSTS                        20,936      21,724

OTHER ASSETS                                  6,426       6,534
                                          ---------   ---------

                                           $186,296   $ 183,577
                                          =========   =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                          $ 11,430   $  8,376
 Payrolls and benefits                        5,084      4,988
 Accrued warranty expenses                    2,032      1,941
 Taxes payable                                2,849      2,713
 Other accrued liabilities                    1,774      1,350
                                           --------   --------

Total current liabilities                    23,169     19,368
                                           --------   --------


DEFERRED INCOME TAX LIABILITIES               8,500      8,500

POST RETIREMENT BENEFITS LIABILITY           12,035     12,055

SHAREHOLDERS' EQUITY:
 Common stock, $1 par value per share;
  20,000,000 shares authorized;
  6,792,381 shares issued                     6,792      6,792
 Capital in excess of par                    15,367     15,367
 Retained earnings                          121,692    123,112
 Treasury stock                                (311)      (765)
 Cumulative translation adjustment             (948)      (852)
                                           --------   --------

Total shareholders' equity                  142,592    143,654
                                           --------   --------

                                           $186,296   $183,577
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

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------

                 (Thousands of dollars, except per share data)





                                        For the Three Months
                                           Ended March 31
                                       ----------------------
                                             (Unaudited)

                                          1995        1996
                                       ----------  ----------
NET SALES                              $   58,975  $   55,930

COST OF SALES                              52,243      47,154
                                       ----------  ----------

Gross profit                                6,732       8,776

SELLING, GENERAL AND ADMINISTRATION
 EXPENSES                                   5,113       5,572
                                       ----------  ----------

Operating income                            1,619       3,204

OTHER INCOME, NET                             809         543
                                       ----------  ----------

Earnings before income taxes                2,428       3,747

PROVISION FOR INCOME TAXES                    809       1,311
                                       ----------  ----------

Net earnings                           $    1,619  $    2,436
                                       ==========  ==========

EARNINGS PER SHARE                     $      .24  $      .36
                                       ==========  ==========

DIVIDENDS PER SHARE                    $      .15  $      .15
                                       ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES       6,806,114   6,810,169




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
               --------------------------------------------------

                             (Thousands of dollars)


                                                  For the Three Months
                                                     Ended March 31
                                               -------------------------
                                                     (Unaudited)
                                                  1995          1996
                                               -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                      $ 1,619   $ 2,436
 Adjustments to reconcile earnings (loss)
  to net cash provided by operating
  activities:
    Depreciation                                     1,767     1,713
    Pension income                                    (776)     (788)
    Post retirement benefits                            45        20
    Gain on sales of property,
      plant and equipment                              (65)      (73)
    Changes in assets and liabilities
      Receivables                                    2,750    10,005
      Inventories                                   (1,017)     (809)
      Accounts payable                               1,707    (3,054)
      Accrued liabilities                             (632)     (747)
                                                   -------   -------

Net cash provided by operating activities            5,398     8,703

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
  equipment                                         (1,536)   (3,375)
 Proceeds from disposition of property,
  plant and equipment                                  205       184
 Increase in other assets                             (160)     (108)
                                                   -------   -------

Net cash used by investing
 activities                                         (1,491)   (3,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                     (1,019)   (1,016)
 Proceeds from exercise of stock options                 -         2
 Purchase of treasury stock                            (24)     (456)
                                                   -------   -------

Net cash used by financing activities               (1,043)   (1,470)

Effect of translation on cash and temporary
 investments                                           (35)       96
                                                   -------   -------

Net increase in cash and
 temporary investments                               2,829     4,030
Cash and temporary investments, at
 beginning of period                                36,923    33,317
                                                   -------   -------

Cash and temporary investments, at
 end of period                                     $39,752   $37,347
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

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet included in the Company's 1995 annual report on Form 10-K. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year.

           These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

           (2)  Consolidated inventories consist of the following:

                                             12-31-95   3-31-96
                                             --------  --------
                                           (Thousands of dollars)

              Raw materials and purchased
               parts                         $ 11,842  $11,751
              Work in process                   6,050    6,131
              Finished goods                    6,845    7,664
                                             --------  -------

                                             $ 24,737  $25,546
                                             ========  =======


 Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND  SUBSIDIARIES
                   -----------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------



(1)  Changes in Financial Condition

    At March 31, 1996, the Company had working capital of $73,577,000 as compared to $74,942,000, at December 31, 1995, a decrease of $1,365,000. Accounts receivable decreased by approximately $10,000,000 from $36,204,000 at December 31, 1995, primarily due to the timeliness of customer payments and decreased sales volumes for the quarter ended March 31, 1996, compared to the quarter ended December 31, 1995.

(2)  Changes in Results of Operations

    Net sales for the first quarter of 1996 decreased 5% from the first quarter of 1995. Sales by product group for the first quarter of 1995 and 1996 are as follows:


                                         THREE MONTHS ENDED
                                              March 31            %
                                        --------------------   Increase
                                          1995       1996     (Decrease)
                                        ---------  ---------  ----------
                                           (In thousands)
Oil field pumping units                 $11,367     $12,824        13
Power transmission products              11,672      15,668        34
Foundry castings                          8,265       8,149        (1)
Trailers                                 27,671      19,289       (30)
                                        -------     -------
                                        $58,975     $55,930        (5)
                                        =======     =======

          Sales volumes increased in two of the product groups, Oil field pumping units and power transmission products while sales of foundry castings and trailers declined. The decline in trailer revenues reflects the national slow down of that market segment.

        The gross profit for the first quarter of 1996 was 16% compared to 11% for the first quarter of 1995, reflecting a change in the product mix from lower margin trailers to higher margin oil field pumping units and power transmission products.

        Selling, General and Administrative expenses for the first three months of 1996 were $5,572,000 compared to $5,113,000 for the same period in 1995, up $459,000. The increase in these expenses primarily reflected the full quarter impact of increased selling, engineering and administrative expenditures for the Company's power transmission products to expand its worldwide capabilities and presence in new markets with new product offerings.

        Other income was $543,000 compared to $809,000 for the same period in 1995. The decrease of $266,000 resulted primarily from reductions in interest earned on temporary investments.

        Income tax expense increased $502,000 for the first quarter of 1996 compared to the first quarter of 1995 due to the increase in pretax earnings.

        The Company reported net earnings in the first quarter 1996 of $2,436,000 compared to $1,619,000 in the first quarter 1995.

        Backlog at March 31, 1996, decreased by approximately $15,039,000 from the backlog at December 31, 1995. Softening in the trailer and oil field pumping unit markets contributed to the decline in backlogs.

        Backlog by product group at December 31, 1995 and March 31, 1996 is as follows:


                               December 31  March 31      %
                                  1995        1996     Change
                               -----------  ---------  -------
                                       (In thousands)
Oil field pumping units            $ 8,103   $ 6,581      (19)
Power transmission products         36,008    37,371        4
Foundry                             15,838    16,162        2
Trailers                            40,151    24,947      (38)
                                  --------   -------
                                  $100,100   $85,061      (15)
                                  ========   =======




                          PART II - OTHER INFORMATION



Item 6, Exhibits and Reports Form 8-K

       (A)    Exhibits

              27-Financial Data Schedule

       (B)    Reports of Form 8-K

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



Date      May 14, 1996                         /s/ C. James Haley, Jr.
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