Form 10-Q
period 1996-06-30
LUFKIN INDUSTRIES INC
filed 1996-08-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996.

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________to__________________

 Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
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


Yes __X__ No _____


 There were 6,648,683 shares of Common Stock, $1.00 par value per share outstanding as of June 30, 1996, not including 143,698 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1995 AND JUNE 30, 1996
                             (Thousands of dollars)

        ASSETS                                                               12-31-95          6-30-96
        ------                                                               --------         ----------
                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                                      $     277        $      39
  Temporary investments                                                        33,040           35,547
  Receivables, net                                                             36,204           27,724
  Inventories                                                                  24,737           24,902
  Deferred income taxes                                                         3,853            3,853
                                                                            ---------        ---------


        Total current assets                                                   98,111           92,065
                                                                            ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, at cost                                        233,776          239,556
  Less - Accumulated depreciation                                            (172,953)        (175,888)
                                                                            ---------        ---------
                                                                               60,823           63,668

PREPAID PENSION COSTS                                                          20,936           22,512

OTHER ASSETS                                                                    6,426            7,972
                                                                            ---------        ---------

                                                                            $ 186,296        $ 186,217
                                                                            =========        =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  11,430        $  10,321
  Accrued payroll and benefits                                                  5,084            4,779
  Accrued warranty expenses                                                     2,032            1,881
  Accrued property and other taxes                                              2,849            3,537
  Other accrued liabilities                                                     1,774            1,552
                                                                            ---------         --------

Total current liabilities                                                      23,169           22,070
                                                                            ---------         --------


DEFERRED INCOME TAXES                                                           8,500            8,500

POST RETIREMENT BENEFITS                                                       12,035           12,079

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value per share;
   20,000,000 shares authorized;
   6,792,381 shares issued                                                      6,792            6,792
  Capital in excess of par                                                     15,367           15,367
  Retained earnings                                                           121,692          125,023
  Treasury stock, 143,698 shares at cost                                         (311)          (2,867)
Cumulative translation adjustment                                                (948)            (747)
                                                                              -------          -------

Total shareholders' equity                                                    142,592          143,568
                                                                              --------         -------

                                                                            $ 186,296        $ 186,217
                                                                            =========        =========

           See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF EARNINGS

                 (Thousands of dollars, except per share data)



                                                   For the Three Months                         For the Six Months
                                                      Ended June 30                               Ended June 30
                                              -----------------------------                 ---------------------------
                                                      (Unaudited)                                   (Unaudited)
                                                  1995                 1996                       1995             1996
                                              ----------            --------                ------------    ------------

NET SALES                                          $58,638           $55,580                     $117,613       $111,510

COSTS OF SALES                                      50,225            45,715                      102,468         92,869
                                                   -------           -------                     --------       --------

 Gross profit                                        8,413             9,865                       15,145         18,641

SELLING, GENERAL AND ADMINISTRATION
 EXPENSES                                            5,746             5,687                       10,859         11,259
                                                   -------           -------                     --------       --------

  Operating income (loss)                            2,667             4,178                        4,286          7,382

OTHER INCOME, NET                                    1,030               452                        1,839            995
                                                   -------           -------                     --------       --------
  Earnings before income taxes                       3,697             4,630                        6,125          8,377

PROVISION FOR INCOME TAXES                           1,263             1,704                        2,072          3,016
                                                   -------           -------                     --------       --------

  Net earnings                                     $ 2,434          $  2,926                      $ 4,053       $  5,361
                                                   =======          ========                      =======       ========

EARNINGS PER SHARE                                   $ .36             $ .43                        $ .60          $ .79
                                                     =====             =====                        =====          =====

DIVIDENDS PER SHARE                                  $ .15             $ .15                        $ .30          $ .30
                                                     =====             =====                        =====          =====


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   6,800,224          6,746,645                    6,805,198      6,775,218

          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                            (Thousands of dollars)


                                                                                             For the Six Months
                                                                                               Ended June 30
                                                                                 ------------------------------------
                                                                                               (Unaudited)
                                                                                     1995                 1996
                                                                                 -----------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $ 4,053              $ 5,361
Adjustments to reconcile earnings
to net cash provided by operating
activities:
Depreciation                                                                        3,508                3,405
Pension benefit                                                                    (1,526)                  44
Net changes in operating
assets and liabilities                                                               (839)               7,217
                                                                                  -------              -------

Net cash provided by operating activities                                           5,196               16,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
equipment                                                                          (3,785)              (6,380)
Sales of property, plant and
equipment                                                                             408                  129
(Increase) decrease in other assets                                                   128               (3,121)
                                                                                  -------               ------

Net cash provided by (used by) investing
activities                                                                         (3,249)              (9,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                     (2,036)              (2,031)
Proceeds from exercise of stock options                                                 -                    2
Purchase of treasury stock                                                           (214)              (2,558)
                                                                                  -------               ------

Net cash used by financing activities                                              (2,250)              (4,587)

Effect of translation on cash and temporary
investments                                                                            (5)                 201
                                                                                  -------               ------

Net increase (decrease) in cash and temporary
investments                                                                          (308)               2,269

Cash and temporary investments, at
beginning of period                                                                36,923               33,317
                                                                                  -------              -------

Cash and temporary investments, at
end of period                                                                     $36,615             $ 35,586
                                                                                  =======              =======




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet included in the Company's 1995 annual report on Form 10-K. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

           (2)  Consolidated inventories consist of the following:

                                                12-31-95    6-30-96
                                                ---------   --------
                                               (Thousands of dollars)

Raw materials and purchased
 parts                                           $11,842   $11,920
Work in process                                    6,050     6,091
Finished goods                                     6,845     6,891
                                                 -------   -------

                                                 $24,737   $24,902
                                                 =======   =======


Item 2.  Management's Discussion and Analysis

                  LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

    At June 30, 1996, the Company had working capital of $69,995,000 as compared to $74,942,000, at December 31, 1995, a decrease of $4,947,000.

(2)  Changes in Results of Operations

    Net sales for the three months and the six months ended June 30, 1996 decreased 5% over the same periods ended June 30, 1995. Sales by product group for the three months and six months ended June 30, 1995 and 1996 were as follows:

                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                June 30             %            June 30             %
                           ------------------   Increase    ------------------   Increase
                             1995      1996    (Decrease)     1995      1996    (Decrease)
                           --------  --------  -----------  --------  --------  -----------
                             (In thousands)                   (In thousands)
Oil field pumping
  units                     $ 9,948   $11,688         17%   $ 21,315  $ 24,512         15%
Power transmission
  products                   13,741    20,002         46%     25,413    35,670         40%
Foundry castings              8,045     7,821         (3%)    16,310    15,970         (2%)
Trailers                     26,904    16,069        (40%)    54,575    35,358        (35%)
                            -------   -------        ----   --------  --------        ----
                            $58,638   $55,580         (5%) $ 117,613  $111,510         (5%)
                            =======   =======        ====    ========  ========       ====


       The decrease in the Company's sales was primarily due to decreased trailer volumes associated with weaker trailer market demands. The company experienced increased oil field pumping unit sales of 17% and 15% respectively for the second quarter and for the first six months of 1996 as compared to the same periods of 1995. These increases reflect a more active Canadian market and the shipment of units into Argentina. The Company's power transmission group experienced increases of 46% and 40% respectively. These increases reflect shipments into the strong capital goods sector of the economy and the Company's increased capacity created by its capital expansion efforts.

       The Company experienced improved gross profits and gross margins for the three months and six months ended June 30, 1996 as compared to the same periods ending June 30, 1995. Both improvements reflect the favorable mix effect of increased shipments of oil field and power transmission products which produce higher margins than those of trailer products. Also contributing to these improvements were benefits generated by the Company's continued emphasis of cost reduction. During these same periods, the Company's trailer division continued to produce profitable results while experiencing a significant reduction in volumes.

       Selling, General and Administrative Expenses (S. G. & A.) increased $400,000 or 4% for the six months ended June 30, 1996, from $10,859,000 for the same period in 1995. This increase primarily reflects the full six month impact of increased selling, engineering, and administrative expenditures for the Company's power transmission products to expand its worldwide capabilities and presence in new markets with new product offerings.

       Other income for the first six months of 1996 was $995,000. This represents a decrease of $844,000 or 46% in other income over the same period in 1995 resulting from lower earnings on investments during a period of rising interest rates.

       The provision for income taxes increased $441,000 and $944,000 respectively for the three months and six months ended June 30, 1996 as compared to the same periods in 1995. The increases in the provision resulted from the increases in pretax income.

       The Company reported net earnings in the first six months of 1996 of $5,361,000 compared to $4,053,000 in the first six months of 1995. The increase in net earnings resulted primarily from the increased volume of oil field pumping unit and power transmission product sales and the Company's continued effort to reduce expenses.

       Backlog at June 30, 1996, decreased by approximately $28,700,000 or 29% below the prior year end backlog. The primary reason for the decline was the downturn in orders for trailer products and the completion and shipment of orders into Argentina.


       Backlog by product group at December 31, 1995 and June 30, 1996 is as follows:

                                       December 31  June 30      %
                                          1995        1996     Change
                                       -----------  --------  --------
                                               (In thousands)
Oil field pumping units                $  8,103     $ 4,246      (48%)
Power transmission products              36,008      33,774       (5%)
Foundry castings                         15,838      14,469       (9%)
Trailers                                 40,151      18,864      (53%)
                                       --------     -------     -----
                                       $100,100     $71,353      (29%)
                                       ========     =======     =====




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



                                                   LUFKIN INDUSTRIES, INC.
                                                   ------------------------



Date    8/14/96                         /s/ C. James Haley, Jr.
    --------------                    -------------------------------------
                                            C. James Haley, Jr.
                                      Secretary-Treasurer
                                      (Principal financial officer
                                                  and officer authorized to
                                                  sign on behalf of the
                                                  registrant)