Form 10-Q
period 1996-09-30
LUFKIN INDUSTRIES INC
filed 1996-11-12
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996.
                                ------------------

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


 There were 6,574,183 shares of Common Stock, $1.00 par value per share outstanding as of September 30, 1996, not including 218,198 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION



 Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

     CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
     --------------------------------------------------------------------
                             (Thousands of dollars)

         ASSETS                            12-31-95      9-30-96
         ------                            ---------  -----------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                   $     277    $      66
  Temporary investments                     33,040       32,258
  Receivables, net                          36,204       29,776
  Inventories                               24,737       23,292
  Deferred income taxes                      3,853        3,853
                                         ---------    ---------
        Total current assets                98,111       89,245
                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost     233,776      241,621
  Less - Accumulated depreciation         (172,953)    (176,158)
                                         ---------    ---------
                                            60,823       65,463
                                         ---------    ---------
PREPAID PENSION COSTS                       20,936       23,490

OTHER ASSETS                                 6,426        7,556
                                         ---------    ---------

                                         $ 186,296    $ 185,754
                                         =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                       $  11,430    $   8,090
  Accrued payroll and benefits               5,084        5,716
  Accrued warranty expenses                  2,032        1,853
  Accrued property and other taxes           2,849        4,338
  Other accrued liabilities                  1,774        1,763
                                         ---------     --------

Total current liabilities                   23,169       21,760
                                         ---------     --------


DEFERRED INCOME TAXES                        8,500        8,500

POST RETIREMENT BENEFITS                    12,035       12,104

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value per share;
   20,000,000 shares authorized;
 6,792,381 shares issued                     6,792        6,792
  Capital in excess of par                  15,367       15,367
  Retained earnings                        121,692      126,538
  Treasury stock, 16,108 shares at 12/31/95
    and 218,198 shares at 9/30/96 at cost     (311)      (4,585)
Cumulative translation adjustment             (948)        (722)
                                         ---------     --------

        Total shareholders' equity         142,592      143,390
                                         ---------     --------

                                         $ 186,296    $ 185,754
                                         =========     ========


         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------

                 (Thousands of dollars, except per share data)


                                                  For the Three Months        For the Nine Months
                                                   Ended September 30          Ended September 30
                                                  --------------------        ---------------------
                                                       (Unaudited)                (Unaudited)
                                                    1995         1996       1995       1996
                                                    -----        -----     -----      -----

NET SALES                                           $62,936     $55,063   $180,549    $166,573

COSTS OF SALES                                       54,656      46,196    157,124     139,065
                                                    -------     -------   --------    --------

 Gross profit                                         8,280       8,867     23,425      27,508

SELLING, GENERAL AND ADMINISTRATION
 EXPENSES                                             5,591       5,638     16,450      16,897
                                                    -------     -------   --------    --------

  Operating income                                    2,689       3,229      6,975      10,611

OTHER INCOME, NET                                       623         628      2,462       1,624
                                                    -------     -------   --------    --------
  Earnings before income taxes                        3,312       3,857      9,437      12,235

PROVISION FOR INCOME TAXES                            1,201       1,350      3,273       4,366
                                                    -------     -------   --------    --------

  Net earnings                                      $ 2,111     $ 2,507   $  6,164    $  7,869
                                                    =======     =======   ========    ========

EARNINGS PER SHARE                                    $ .31       $ .38      $ .90       $1.17
                                                    =======     =======   ========    ========
DIVIDENDS PER SHARE                                   $ .15       $ .15      $ .45       $ .45
                                                    =======     =======   ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,829,821   6,654,252  6,817,476   6,735,327

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
             -----------------------------------------------------

                             (Thousands of dollars)


                                                         For the Nine Months
                                                          Ended September 30
                                                        ---------------------
                                                             (Unaudited)
                                                          1995          1996
                                                        ---------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $ 6,164     $  7,869
Adjustments to reconcile earnings
to net cash provided by operating
activities:
Depreciation                                               5,220        5,127
Pension income                                            (2,390)      (2,554)
Post retirement benefits                                     139           69
Gain on sales of property, plant and
equipment                                                    (96)        (181)
Deferred income tax provision                              2,564            -
Net changes in operating
assets and liabilities                                    (5,579)       6,464
                                                         -------     --------

Net cash provided by operating activities                  6,022       16,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
equipment                                                 (5,404)      (9,995)
Proceeds from disposition of property, plant
and equipment                                                530          409
(Increase) decrease in other assets                          545       (1,130)
                                                         -------     --------

Net cash used by investing
activities                                                (4,329)     (10,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                            (3,054)      (3,023)
Proceeds from exercise of stock options                       68            2
Purchase of treasury stock                                  (241)      (4,276)
                                                         -------     --------

Net cash used by financing activities                     (3,227)      (7,297)

Effect of translation on cash and temporary
investments                                                   (5)         226
                                                         -------     --------

Net decrease in cash and temporary
investments                                               (1,539)        (993)

Cash and temporary investments, at
beginning of period                                       36,923       33,317
                                                         -------     --------

Cash and temporary investments, at
end of period                                            $35,384     $ 32,324
                                                         =======     ========




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet included in the Company's 1995 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

           (2)  Consolidated inventories consist of the following:


                                12-31-95   9-30-96
                               ---------  --------
                              (Thousands of dollars)

Raw materials and purchased
   parts                       $  11,842  $ 12,256
 Work in process                   6,050     6,543
 Finished goods                    6,845     4,493
                               ---------  --------
                               $  24,737  $ 23,292
                               =========  ========

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

    At September 30, 1996, the Company had working capital of $67,485,000 as compared to $74,942,000, at December 31, 1995, a decrease of $7,457,000.

(2)  Changes in Results of Operations

    Net sales for the three months and the nine months ended September 30, 1996 decreased 13% and 8%, respectively, over the same periods ended September 30, 1995. Sales by product group for the three months and nine months ended September 30, 1995 and 1996 were as follows:

                      THREE MONTHS ENDED       %       NINE MONTHS ENDED        %
                         September 30      Increase       September 30      Increase
                        1995      1996    (Decrease)     1995      1996    (Decrease)
                      --------  --------  -----------  --------  --------  -----------
                        (In thousands)                   (In thousands)
Oil field pumping
  units                $12,189   $11,713         (4%)  $ 33,504  $ 36,225          8%
Power transmission
  products              15,702    18,756         19%     41,115    54,426         32%
Foundry castings         7,652     7,772          2%     23,962    23,742         (1%)
Trailers                27,393    16,822        (39%)    81,968    52,180        (36%)
                       -------   -------        ----   --------  --------        ----
                       $62,936   $55,063        (13%)  $180,549  $166,573         (8%)
                       =======   =======        ====   ========  ========        ====


       The Company's sales decrease was due primarily to decreased trailer volumes brought about by weaker trailer market demands. Oil field pumping unit sales decreased 4% for the third quarter of 1996 as compared to the same period of 1995 due to decreased pumping unit volumes. However, oil field sales for the nine months ended September 30, 1996 showed an increase of 8% compared to the same period of 1995. The increase in oil field pumping unit sales for first nine months of 1996 reflects increased activity in the Canadian market and the shipment of goods into Argentina. Power transmission sales showed increases of 19% and 32%, respectively, for the third quarter and for the first nine months of 1996 as compared to the same periods of 1995. Power transmission volume increases were due primarily to increased market demands and to the increased capacity brought about by the Company's capital expansion efforts.

       The Company experienced improved gross profits and gross margins for the three months and nine months ended September 30, 1996 as compared to the same periods ending September 30, 1995. Both improvements reflect the favorable mix effect of increased shipments of oil field and power transmission products which produce higher margins than those of trailer products. Also contributing to these improvements were benefits generated by the Company's continued emphasis of cost reduction. During these same periods, the Company's trailer division continued to produce profitable results while experiencing a significant reduction in volumes.

       Selling, General and Administrative Expenses (S. G. & A.) increased $447,000 or 3% for the nine months ended September 30, 1996, from $16,450,000 for the same period in 1995. This increase primarily reflects the impact of increased selling, engineering, and administrative expenditures for the Company's power transmission products to expand its worldwide capabilities and presence in new markets with new product offerings.

       For the third quarter of 1996, operating income was $3.2 million compared with $2.7 million in the third quarter a year ago. Operating income for the third quarter compared with the third quarter a year ago was up for the machinery division and down for the trailer division. However, operating income for trailers showed an increase from the second quarter this year. The decline in operating income in the third quarter of 1996 compared to the second quarter of 1996 for the machinery division was significantly impacted by lost production and related maintenance costs from temporary shutdowns in the foundry.

       Other income for the first nine months of 1996 was $1,624,000. This represents a decrease of $838,000 or 34% in other income over the same period in 1995 resulting from lower earnings on temporary investments.

       The provision for income taxes increased $1,093,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase in the provision resulted from the increase in pretax income.

       The Company reported net earnings in the first nine months of 1996 of $7,869,000 compared to $6,164,000 in the first nine months of 1995. The increase in net earnings resulted primarily from the increased volume of oil field pumping unit and power transmission product sales and the Company's continued effort to reduce expenses.

       Backlog at September 30, 1996, decreased by approximately $23,464,000 or 23% below the prior year end backlog. The primary reason for the decline was the downturn in orders for trailer products and the completion and shipment of orders into Argentina. However, trailer backlogs have increased by approximately $5,900,000 from June 30, 1996 due to the increase in trailer orders.

       Backlog by product group at December 31, 1995 and September 30, 1996 is as follows:

                               December 31  Sept.30      %
                                  1995        1996     Change
                               -----------  --------  --------
                                       (In thousands)

Oil field pumping units           $  8,103  $ 6,349      (22%)
Power transmission products         36,008   31,167      (13%)
Foundry castings                    15,838   14,356       (9%)
Trailers                            40,151   24,764      (38%)
                                   -------  -------      ----
                                  $100,100  $76,636      (23%)
                                   =======  =======      ====



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



                                        LUFKIN INDUSTRIES, INC.
                                        --------------------------------



Date   11/12/96                         /s/ C. James Haley, Jr.
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