Form 10-K
period 1996-12-31
LUFKIN INDUSTRIES INC
filed 1997-03-26
CIK 60849

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





                           December 31,
For the fiscal year ended    1996       Commission file number  0-2612
                                                               --------

                            LUFKIN INDUSTRIES, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                         75-0404410
  --------------------------------                -----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   601 South Raguet, Lufkin, Texas                             75901
-----------------------------------------         ------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          409/634-2211
                                                  ------------------------------

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

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates as of January 31, 1997 is $132,928,000.

6,558,383 shares of the Company's Common Stock were outstanding on December 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Product Line Information" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 7, 1997, are incorporated by reference in
Part III hereof and are included as Exhibit 99.

                                    Part I
Item 1.  Business
-----------------

   The Company was incorporated under the laws of Texas on March 4, 1902 and since that date, has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company designs, manufactures, sells, and services various types of oil field pumping units, power transmission products, foundry castings and highway trailers. Lufkin manufactures four basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and for use in marine propulsion applications. The Company produces numerous sizes and combinations of gears. The Company's foundry castings are primarily customer designed components manufactured by Lufkin for use in customer products. Lufkin also produces various sizes and styles of trailers, including vans, platforms, and dumps.

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

   Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1996, foreign sales accounted for approximately 19 percent of the Company's total sales.

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

   The Company employed approximately 1,900 people at December 31, 1996, including approximately 1,340 that were paid on an hourly basis. The Company has an open shop contract, which runs to October 3, 1999, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

   Additional information required by Item 1 is included in the sections entitled "Management's Discussion and Analysis", "Letter to the Shareholders", and "Product Line Information" of the Annual Report, portions of which sections are incorporated herein by reference and included as part of Exhibit 13.

Item 2.  Properties
-------------------

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

Item 3.  Legal Proceedings
--------------------------

   None

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

   None

Item 4A.  Executive Officers of the Registrant
----------------------------------------------

   The following information is submitted with respect to the executive officers of the Company as of March 1, 1997:

                                                             Officer
        Name               Position with Company        Age   Since
        ----               ---------------------        ---   -----
D. V. Smith                Chairman, President &
                            Chief Executive Officer      54   1993
J. W. Barber               Vice President                64   1994
J. F. Glick                Vice President                44   1994
J. R. Partridge            Vice President                61   1986
M. A. Penn                 Vice President                56   1983
E. G. Pittman              Vice President                63   1976
S. H. Semlinger            Vice President                43   1992
C. J. Haley, Jr.           Secretary-Treasurer           54   1973
L. M. Hoes                 Vice President                50   1996
P. G. Perez                Vice President                51   1996

   There is no significant family relationship either by blood or by marriage among the officers of the Company.

   All of the executive officers of the Company, with the exception of Mr. Smith, Mr. Barber, Mr. Glick, Mr. Hoes and Mr. Perez have been employed by the Company for more than five years in the same or similar positions. Mr. Smith was first employed by the Company in January 1993 to serve as President and Chief Executive Officer. For the five year period prior to his employment with the Company, Mr. Smith was employed and served as Vice President of Manufacturing of Cooper Industries (1989-93) and as Vice President of Oil Tool Division of Cameron Iron Works (1982-89). Both companies are based in Houston, Texas. Mr. Barber was first employed by the Company in July 1990 to serve as sales manager for trailer products. Mr. Barber was previously employed by Fruehauf Trailers as Vice President of Welded Products in Detroit, Michigan.
Mr. Glick was first employed by the Company in September 1994 to serve as Vice President and General Manager of the Power Transmission Division. Prior to joining the Company, Mr. Glick served as Director of Manufacturing, U.K. and Ireland, with Cooper Oil Tools and as Plant Manager of Cooper Oil Tools in Leeds, England. Mr. Hoes was first employed by the Company in May, 1996 to serve as Vice President and General Manager of the Oil Field Products Division. Prior to joining the Company, Mr. Hoes was employed as Vice President of Manufacturing for Cooper Cameron Inc. in Houston, Texas, as Vice President of Manufacturing for Cooper Oil Tool Division and as Vice President of Engineering for Cooper Oil Tool Division based in Houston, Texas. Mr. Perez was first employed by the Company in July, 1993 to serve as Director of Human Resources. Mr. Perez was previously employed by Cooper Industries as Manager of Employee Relations for the Oil Tool Division in Houston, Texas and by Cameron Iron Works as Manager of Labor Relations in Houston, Texas . The executive officers of the Company serve at the pleasure of the Board of Directors of the Company. The term of office for all officers expires at the next annual meeting of the Board of Directors of the Company.

                                    Part II

Item 5.  Market for the Registrant's Common Stock
          and Related Shareholder Matters
--------------------------------------------------

   The information required by Item 5 is included in the section entitled "Financial Review" of the Annual Report, which section is incorporated herein by reference and included as part of Exhibit 13.

Item 6.  Selected Financial Data
--------------------------------

                         FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)               1996    1995     1994     1993     1992
------------------------------------              ------  ------  --------  ------  --------
Sales                                             $226.0  $248.9  $217.3    $202.2    $178.6
Earnings (loss) from operations                     10.5     8.9    (1.2)*     2.5     (27.3)**
 Earnings (loss) per share                          1.56    1.31    (.18)*     .38     (4.01)**
Total assets                                       185.9   186.3   176.8     182.5     176.3
Cash dividends per share                             .60     .60     .60       .60      1.35

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

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
-----------------------------------------------------------------

   The information required by Item 7 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report, portions of which section are incorporated herein by reference and included as part of
Exhibit 13.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The information required by Item 8 is included in the consolidated financial statements and related notes and the "Report of Independent Public Accountants" of the Company's Annual Report, which consolidated financial statements and related notes and report of independent public accountants are incorporated herein by reference and included as part of Exhibit 13.

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure
---------------------------------------------------------

   None

                                    Part III


Item 10. Directors and Executive Officers of
         the Registrant
----------------------------------------------

   The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 5 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 7, 1997 ("Proxy Statement"), which section is incorporated herein by reference and included as part of Exhibit 99. The information relating to the executive officers of the Company is provided in
Item 4A of Part I of this Annual Report.

Item 11. Executive Compensation
--------------------------------

   The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 9 of the Proxy Statement, which section is incorporated herein by reference and included as part of Exhibit 99.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management
--------------------------------------------------

   The information required by Item 12 is included in the sections entitled "Voting Securities" and "Election of Directors" on pages 1 through 5 of the Company's Proxy Statement, which sections are incorporated herein by reference and included as part of Exhibit 99.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

   None

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K
--------------------------------------------------

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

             (13)    Portions of the Annual Report
                     to Shareholders for the year ended
                     December 31, 1996 are included as an
                     exhibit to this report for the informa-
                     tion of the Securities and Exchange Com-mission.

             (22)    Schedule listing subsidiaries of the
                     registrant

             (24)    Consent of Independent Public Accountants

             (27)    Financial Data Schedule

             (99) Portions of the definitive proxy statement of Lufkin Industries, Inc., for the annual meeting of shareholders on May 7, 1997 are included as an exhibit to this report for the informa-tion of the Securities and Exchange Commission.

             *Compensatory plan.

  (b) Reports on Form 8-K filed during the fourth quarter of 1996

      None

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1997.

LUFKIN INDUSTRIES, INC.

BY   /s/ C. James Haley, Jr.
   ----------------------------------------------
   C. James Haley, Jr., Secretary-Treasurer
   Principal Financial and Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 19, 1997, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.



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


By   /s/ M. E. Kurth, Jr.
   ------------------------------------------------
   M. E. Kurth, Jr., Director


By   /s/ W. T. Little
   ------------------------------------------------
   W. T. Little, Director


By   /s/ B. H. O'Neal
   ------------------------------------------------
   B. H. O'Neal, Director


By   /s/ F. B. Stevenson
   ------------------------------------------------
   F. B. Stevenson, Director


By   /s/ H. J. Trout, Jr.
   ------------------------------------------------
   H. J. Trout, Jr., Director


By   /s/ W. W. Trout, Jr.
   ------------------------------------------------
   W. W. Trout, Jr., Director


By   /s/ T. E. Wiener
   ------------------------------------------------
   T. E. Wiener, Director