Form 10-Q
period 1997-03-31
LUFKIN INDUSTRIES INC
filed 1997-05-01
CIK 60849

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549




(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.
                               --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------------------------------

Commission File Number 0-2612
                       ------


                            LUFKIN INDUSTRIES, INC.
-------------------------------------------------------------------------------
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


There were 6,543,208 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 1997, not including 249,173 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

       CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1996 AND MARCH 31, 1997
       ----------------------------------------------------------------
                             (Thousands of dollars)



         ASSETS                            12-31-96      3-31-97
         ------                           ---------    ---------
                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                  $     655    $     222
    Temporary investments                    30,211       17,783
    Receivables, net                         33,472       41,930
    Inventories                              21,563       25,278
    Deferred income tax assets                2,132        2,132
                                          ---------    ---------

        Total current assets                 88,033       87,345
                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost      243,014      247,790
    Less - Accumulated depreciation        (177,021)    (177,961)
                                          ---------    ---------
                                             65,993       69,829
                                          ---------    ---------
PREPAID PENSION COSTS                        24,469       25,448

OTHER ASSETS                                  7,430        7,653
                                          ---------    ---------
                                          $ 185,925    $ 190,275
                                          =========    =========


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------


CURRENT LIABILITIES:
    Accounts payable                         $  7,035   $ 13,111
    Payrolls and benefits                       5,050      4,722
    Accrued warranty expenses                   1,329      1,141
    Taxes payable                               3,072      1,666
    Other accrued liabilities                   2,162      2,184
                                             --------   --------
        Total current liabilities              18,648     22,824
                                             --------   --------


DEFERRED INCOME TAX LIABILITIES                10,478     10,478

POST RETIREMENT BENEFITS LIABILITY             12,192     12,224

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
      6,792,381 shares issued                   6,792      6,792
    Capital in excess of par                   15,367     15,361
    Retained earnings                         128,150    128,551
    Treasury stock, 233,998 shares
      and 249,173 shares, at cost              (4,754)    (5,129)
    Cumulative translation adjustment            (948)      (826)
                                             --------   --------
        Total shareholders' equity            144,607    144,749
                                             --------   --------
                                             $185,925   $190,275
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

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------
                 (Thousands of dollars, except per share data)



                                         For the Three Months



                                            Ended March 31
                                        ----------------------
                                             (Unaudited)

                                              1996        1997
                                        ----------  ----------
NET SALES                               $   55,930  $   60,041

COST OF SALES                               47,154      51,943
                                        ----------  ----------

        Gross profit                         8,776       8,098

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                 5,572       6,353
                                        ----------  ----------

        Operating income                     3,204       1,745

OTHER INCOME, NET                              543         584
                                        ----------  ----------

        Earnings before income taxes         3,747       2,329

PROVISION FOR INCOME TAXES                   1,311         815
                                        ----------  ----------

        Net earnings                    $    2,436  $    1,514
                                        ==========  ==========

EARNINGS PER SHARE                      $      .36  $      .23
                                        ==========  ==========

DIVIDENDS PER SHARE                     $      .15  $      .17
                                        ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES        6,810,169   6,610,032





          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
               --------------------------------------------------
                             (Thousands of dollars)


                                                  For the Three Months
                                                      Ended March 31
                                                   --------------------
                                                        (Unaudited)
                                                       1996       1997
                                                    -------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                       $ 2,436   $  1,514
 Adjustments to reconcile net earnings
  to net cash provided (used)by operating
  activities:
   Depreciation                                       1,713      1,770
   Pension income                                      (788)      (979)
   Post retirement benefits                              20         32
   (Gain)loss on sales of property,
    plant and equipment                                 (73)        36
   Changes in:
    Receivables                                      10,005     (8,458)
    Inventories                                        (809)    (3,715)
    Accounts payable                                 (3,054)     6,076
    Accrued liabilities                                (747)    (1,900)
                                                    -------   --------

Net cash provided (used)by operating activities       8,703     (5,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
  equipment                                          (3,375)    (5,648)
 Proceeds from disposition of property,
  plant and equipment                                   184          6
 Increase in other assets                              (108)      (223)
                                                    -------   --------

Net cash used by investing
 activities                                          (3,299)    (5,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                      (1,016)    (1,113)
 Proceeds from exercise of stock options                  2         29
 Purchase of treasury stock                            (456)      (410)
                                                    -------   --------

Net cash used by financing activities                (1,470)    (1,494)

Effect of translation on cash and temporary
 investments                                             96        122
                                                    -------   --------
Net increase (decrease) in cash and
 temporary investments                                4,030    (12,861)
Cash and temporary investments, at
 beginning of period                                 33,317     30,866
                                                    -------   --------
Cash and temporary investments, at
 end of period                                      $37,347   $ 18,005
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

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


    (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet included in the Company's 1996 annual report on Form 10-K. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year.

         These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

    (2)  Consolidated inventories consist of the following:

                                12-31-96   3-31-97
                               ---------  --------
                              (Thousands of dollars)
Raw materials and purchased
 parts                         $  11,099  $ 13,405
Work in process                    4,566     5,398
Finished goods                     5,898     6,475
                               ---------  --------

                               $  21,563  $ 25,278
                               =========  ========

     (3) In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

          The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. Below is a comparison of currently reported earnings per share to pro forma earnings per share under SFAS No. 128:

                                Three Months Ended March 31
                                ---------------------------
                                    1996           1997
                                -------------  ------------
        APB 15
          Earnings per share              .36           .23

        SFAS 128
          Basic EPS                       .36           .23
          Diluted EPS                     .36           .23

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   ----------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

(1)  Changes in Financial Condition

      The Company had working capital of $64,521,000 at March 31, 1997 compared to $69,385,000 at December 31, 1996, a decrease of $4,864,000. Accounts receivable increased by approximately $8,458,000 to $41,930,000 at March 31, 1997 from $33,472,000 at December 31, 1996. The increase in receivables was due primarily to customer payment practices and the increased sales in the oil field pumping unit and trailer product groups. At March 31, 1997, inventory and accounts payable balances were approximately $3,715,000 and $6,076,000 higher, respectively, than their balances at December 31, 1996. The increases in inventories and accounts payable were primarily related to the increased sales volumes of oil field pumping units and trailers.

(2)  Changes in Results of Operations

      Net sales for the first quarter of 1997 increased 7% from the first quarter of 1996. Sales by product group for the first quarter of 1996 and 1997 are as follows:


                                          THREE MONTHS ENDED
                                               March 31               %
                                       -------------------------  Increase
                                             1996         1997    (Decrease)
                                       ---------------  --------  ----------
                                                 (In thousands)
Oil field pumping units                        $12,824   $15,590         22
Power transmission products                     15,668    15,644          -
Foundry castings                                 8,149     8,431          3
Trailers                                        19,289    20,376          6
                                                ------   -------
                                               $55,930   $60,041          7
                                               =======  ========


       Sales volumes increased for oil field pumping units, foundry castings and trailers for the three months ended March 31, 1997 versus the three months ended March 31, 1996. Sales volumes of power transmission products remained relatively constant.

       For the first quarter of 1997, gross profit as a percentage of sales was 13% compared to 16% for the first quarter of 1996. The decrease in gross profit reflects a deterioration of gross margins for power transmission products as a result of product mix and increased fixed manufacturing costs for both power transmission products and oil field pumping units.

       Selling, general and administrative (SG&A) expenses were $6,353,000 for the first three months of 1997, up $781,000 from $5,572,000 for the same period in 1996. The increase in SG&A expenses is primarily the result of increased selling expenses associated with the Company's efforts to expand its presence in new markets world wide.

       Other income increased modestly to $584,000 for the first quarter of 1997 compared to $543,000 for the first quarter of 1996.

       For the first three months of 1997, the Company recorded income tax expenses of $815,000, down from $1,311,000 recorded for the same period in 1996. The decrease in income tax expenses resulted from the decrease in pretax income.

       Net earnings for the first quarter of 1997 were $1,514,000 compared to $2,436,000 for the first quarter of 1996.

       At March 31, 1997, the backlog was $101,232,000 compared to $99,691,000 at December 31, 1996. Backlogs increased for oil field pumping units and power transmission products while backlogs for foundry castings and trailers decreased.

       Backlog by product group at December 31, 1996 and March 31, 1997 was as follows:

                               December 31  March 31     %
                                  1996        1997    Change
                               -----------  --------  -------
                                       (In thousands)
Oil field pumping units           $ 12,142   $14,578      20
Power transmission products         30,131    32,463       8
Foundry castings                    17,357    15,892      (8)
Trailers                            40,061    38,299      (4)
                                  --------   -------
                                  $ 99,691  $101,232       2
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



                                                    LUFKIN INDUSTRIES, INC.
                                                ------------------------------



Date      May 1, 1997                                /s/ C. James Haley, Jr.
    ---------------------                       -------------------------------
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