Form 10-Q
period 1997-06-30
LUFKIN INDUSTRIES INC
filed 1997-08-07
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




 (Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1997.

                                   OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


 For the transition period from                        to


 Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as  specified in its charter)


                  Texas                                   75-040-4410
-------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)


        601 South Raguet, Lufkin, Texas                          75901
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code  409-634-2211


 Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X   No
     -----    -----


 There were 6,543,535 shares of Common Stock, $1.00 par value per share, outstanding as of June 30, 1997, not including 248,846 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEET--JUNE 30, 1997 AND DECEMBER 31, 1996
                            (Thousands of dollars)


 ASSETS                                     6-30-97     12-31-96
 ------                                     -------     --------
                                          (Unaudited)
CURRENT ASSETS:
  Cash                                    $   1,866    $     655
  Temporary investments                      15,484       30,211
  Receivables, net                           35,930       33,472
  Inventories                                30,355       21,563
  Deferred income tax assets                  2,132        2,132
                                          ---------    ---------

Total current assets                         85,767       88,033
                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost      249,120      243,014
  Less - Accumulated depreciation          (178,883)    (177,021)
                                          ---------    ---------

                                             70,237       65,993
                                          ---------    ---------

PREPAID PENSION COSTS                        26,426       24,469

OTHER ASSETS                                  7,568        7,430
                                          ---------    ---------

                                          $ 189,998    $ 185,925
                                          =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   7,979    $   7,035
  Payrolls and benefits                       4,804        5,050
  Accrued warranty expenses                   1,369        1,329
  Taxes payable                               3,407        3,072
  Other accrued liabilities                   2,230        2,162
                                           --------     --------

Total current liabilities                    19,789       18,648
                                           --------     --------


DEFERRED INCOME TAX LIABILITIES              10,478       10,478

POST RETIREMENT BENEFITS LIABILITY           12,249       12,192

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value per share;
  20,000,000 shares authorized;
  6,792,381 shares issued                     6,792        6,792
  Capital in excess of par                   15,359       15,367
  Retained earnings                         131,319      128,150
  Treasury stock, 248,846 shares
   and 233,998 shares, at cost               (5,128)      (4,754)
  Cumulative translation adjustment            (860)        (948)
                                           --------    ---------
Total shareholders' equity                  147,482      144,607
                                           --------    ---------

                                           $189,998    $ 185,925
                                           ========    =========

           See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                 (Thousands of dollars, except per share data)


                                                For the Three Months     For the Six Months
                                                   Ended June 30            Ended June 30
                                                --------------------     -------------------
                                                      (Unaudited)             (Unaudited)
                                                     1997      1996          1997      1996
                                                     ----      ----          ---       ----

NET SALES                                           $68,740   $55,580       $128,781  $111,510

COSTS OF SALES                                       56,642    45,715        108,585    92,869
                                                    -------   -------       --------  --------

 Gross profit                                        12,098     9,865         20,196    18,641

SELLING, GENERAL AND ADMINISTRATION
 EXPENSES                                             6,637     5,687         12,990    11,259
                                                    -------   -------       --------  --------

Operating income                                      5,461     4,178          7,206     7,382

OTHER INCOME, NET                                       507       452          1,091       995
                                                    -------   -------       --------  --------
Earnings before income taxes                          5,968     4,630          8,297     8,377

PROVISION FOR INCOME TAXES                            2,089     1,704          2,904     3,016
                                                    -------   -------       --------  --------

Net earnings                                        $ 3,879   $ 2,926       $  5,393  $  5,361
                                                    =======   =======       ========  ========

EARNINGS PER SHARE                                  $   .59   $   .43       $    .81  $    .79
                                                    =======   =======       ========  ========

DIVIDENDS PER SHARE                                 $   .17   $   .15       $    .34  $    .30
                                                    =======   =======       ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,614,390 6,746,645      6,619,608 6,775,218

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                             (Thousands of dollars)


                                                           For the Six Months
                                                             Ended June 30
                                                   ----------------------------------
                                                              (Unaudited)
                                                        1997              1996
                                                        ----              -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $  5,393              $ 5,361
Adjustments to reconcile net earnings
 to net cash provided (used)by operating
 activities:
Depreciation                                               3,582                3,405
Pension income                                            (1,957)              (1,576)
Post retirement benefits                                      57                   44
(Gain)loss on sales of property,
  plant and equipment                                         14                 (103)
Changes in:
Receivables                                               (2,458)               8,480
Inventories                                               (8,792)                (997)
Accounts payable                                             944                 (277)
Accrued liabilities                                          197                   11
                                                        --------              -------

Net cash provided (used)by operating activities           (3,020)              14,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
  equipment                                               (7,902)              (6,380)
Proceeds from disposition of property,
  plant and equipment                                         61                  232
Increase in other assets                                    (138)              (1,545)
                                                        --------              -------

Net cash used by investing activities                     (7,979)              (7,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                            (2,223)              (2,031)
Proceeds from exercise of stock options                       46                    2
Purchase of treasury stock                                  (428)              (2,558)
                                                        --------              -------

Net cash used by financing activities                     (2,605)              (4,587)

Effect of translation on cash and temporary
  investments                                                 88                  201
                                                        --------              -------
Net increase (decrease) in cash and
  temporary investments                                  (13,516)               2,269
Cash and temporary investments, at
  beginning of period                                     30,866               33,317
                                                        --------              -------

Cash and temporary investments, at
  end of period                                         $ 17,350              $35,586
                                                        ========              =======



           See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


           (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet included in the Company's 1996 annual report on Form 10-K. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

           (2)  Consolidated inventories consist of the following:


                                6-30-97    12-31-96
                               ---------  ---------
                              (Thousands of dollars)
Raw materials and purchased
  parts                        $  18,172  $11,099
Work in process                    6,364    4,566
Finished goods                     5,819    5,898
                               ---------  -------
                               $  30,355  $21,563
                               =========  =======

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

 The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. Below is a comparison of currently reported earnings per share to pro forma earnings per share under SFAS No. 128:


                             Three Months Ended  Six Months Ended
                                  June 30            June 30
                             ------------------  ----------------
                               1997      1996      1997     1996
                             --------  --------  -------   ------
APB 15
 Earnings per share             .59       .43       .81      .79

SFAS 128
 Basic EPS                      .59       .44       .82      .80
 Diluted EPS                    .59       .43       .81      .79

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

        At June 30, 1997, the Company had working capital of $65,978,000 as compared to $69,385,000 at December 31, 1996, a decrease of $3,407,000. Inventories increased by approximately $8,792,000 to $30,355,000 at June 30, 1997 from $21,563,000 at December 31, 1996. The increase in inventory levels is primarily related to increased sales volumes and backlog levels. The Company believes that its existing working capital plus its arranged borrowing capacity should be sufficient to satisfy its liquidity requirements over the next twelve months.

(2)  Changes in Results of Operations

        Net sales for the three months and the six months ended June 30, 1997 increased 24% and 15%, respectively over the same periods ended June 30, 1996. Sales by product group for the three months and six months ended June 30, 1997 and 1996 were as follows:


                      THREE MONTHS ENDED                SIX MONTHS ENDED
                           June 30             %            June 30             %
                      ------------------   Increase    ------------------   Increase
                        1997      1996    (Decrease)     1997      1996    (Decrease)
                      --------  --------  -----------  --------  --------  -----------
                        (In thousands)                   (In thousands)
Oil field pumping
  units                $18,652   $11,688         60%   $ 34,242  $ 24,512         40%
Power transmission
  products              17,704    20,002        (11%)    33,348    35,670         (7%)
Foundry castings         8,409     7,821          8%     16,840    15,970          5%
Trailers                23,975    16,069         49%     44,351    35,358         25%
                       -------   -------        ---    --------  --------         --
                       $68,740   $55,580         24%   $128,781  $111,510         15%
                       =======   =======        ===    ========  ========         ==


        For the second quarter and first six months of 1997, oil field pumping unit sales were up 60% and 40%, respectively, compared to the same periods of 1996. These increases reflected increased domestic sales volumes and more active markets in Canada and South America. Trailer sales were up 49% and 25% for the second quarter and first six months of 1997, respectively, compared to the same periods in 1996. Trailer sales volumes increased as a result of stronger trailer market demands.

        Gross profit as a percentage of sales was 18% for the second quarter in 1997 and 1996. For the first six months of 1997, gross profit as a percentage of sales was 16% compared to 17% for the same period in 1996. The decrease in gross margin reflects the mix effect of increased lower margin trailer sales for the first six months of 1997, partially offset by increased volumes of higher margin oil field pumping unit sales.

        Selling, General and Administrative (S.G.&A.) expenses increased $950,000 for the three months ended June 30, 1997 and $1,731,000 for the six months ended June 30, 1997 over the same period in 1996. The increase in S.G.&A. expenses resulted primarily from increased selling expenses associated with the Company's efforts to expand its presence in new markets world wide.

        Other income increased to $1,091,000 for the first six months of 1997 from $995,000 for the first six months of 1996.

        The Company recorded income tax expenses of $2,904,000 for the first six months of 1997 compared to $3,016,000 for the same period in 1996, reflecting an essentially flat effective tax rate.

        Net earnings for the three months and six months ended June 30, 1997 were $3,879,000 and $5,393,000, respectively, compared to $2,926,000 and $5,361,000 for the same periods in 1996.

        At June 30, 1997, the backlog was $106,180,000 compared to $99,691,000 at December 31, 1996. Backlogs for oil field pumping units and trailers increased as a result of stronger market demands. The backlog for power transmission products increased by 24% over the year end 1996 backlog due to increased order bookings during the first six months of 1997.

        Backlog by product group at June 30, 1997 and December 31, 1996 was as follows:

                           June 30   December 31         %
                             1997       1996          Change
                           --------  ---------------  -------
                                (In thousands)
Oil field pumping units     $14,969      $12,142       23
Power transmission products  37,310       30,131       24
Foundry castings             12,431       17,357      (28)
Trailers                     41,470       40,061        4
                            -------       -------
                           $106,180      $99,691        7
                           ========      =======

(3) Forward-looking Statements and Assumptions

        This Quarterly Report may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes.


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



                                            LUFKIN INDUSTRIES, INC.

Date August 7, 1997                         /s/ C. James Haley, Jr.
                                            -----------------------------------

                                            C. James Haley, Jr.
                                            Secretary-Treasurer
                                            (Principal financial officer
                                            and officer authorized to
                                            sign on behalf of the
                                            registrant)