Form 10-Q
period 1997-09-30
LUFKIN INDUSTRIES INC
filed 1997-11-13
CIK 60849

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.
                               ------------------

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

Yes   X   No
     ----    ----

There were 6,562,848 shares of Common Stock, $1.00 par value per share, outstanding as of September 30, 1997, not including 229,533 shares classified as Treasury Stock.

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                            (Thousands of dollars)



         ASSETS                              9-30-97    12-31-96
         ------                            ---------   ---------
                                          (Unaudited)
CURRENT ASSETS:
    Cash                                   $     150   $     655
    Temporary investments                     15,967      30,211
    Receivables, net                          45,486      33,472
    Inventories                               29,230      21,563
    Deferred income tax assets                 2,132       2,132
                                           ---------   ---------
        Total current assets                  92,965      88,033
                                           ---------   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost       251,243     243,014
    Less - Accumulated depreciation         (176,865)   (177,021)
                                           ---------   ---------

                                              74,378      65,993
                                           ---------   ---------

PREPAID PENSION COSTS                         27,058      24,469

OTHER ASSETS                                  14,893       7,430
                                           ---------   ---------

                                           $ 209,294   $ 185,925
                                           =========   =========


    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                       $  11,997   $   7,035
    Payroll and benefits                       5,656       5,050
    Accrued warranty expenses                  1,476       1,329
    Current portion of long term debt            175           -
    Taxes payable                              7,605       3,072
    Other accrued liabilities                  2,552       2,162
                                            --------    --------

        Total current liabilities             29,461      18,648
                                            --------    --------

DEFERRED INCOME TAX LIABILITIES               10,478      10,478

POST RETIREMENT BENEFITS LIABILITY            12,269      12,192

LONG TERM NOTES PAYABLE                        5,675           -

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
      6,792,381 shares issued                  6,792       6,792
    Capital in excess of par                  15,334      15,367
    Retained earnings                        134,811     128,150
    Treasury stock, 229,533 shares
     and 233,998 shares, at cost              (4,762)     (4,754)
    Cumulative translation adjustment           (764)       (948)
                                            --------    --------
        Total shareholders' equity           151,411     144,607
                                            --------    --------
                                           $ 209,294   $ 185,925
                                            ========    ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF EARNINGS

                 (Thousands of dollars, except per share data)



                                                           For the Three Months    For the Nine Months
                                                            Ended September 30      Ended September 30
                                                           ---------------------   --------------------
                                                                 (Unaudited)            (Unaudited)
                                                              1997         1996       1997       1996
                                                           ---------     --------  ---------  ---------

NET SALES                                                    $78,840      $55,063    $207,621   $166,573

COSTS OF SALES                                                65,080       46,196     173,665    139,065
                                                             -------      -------    --------   --------

  Gross profit                                                13,760        8,867      33,956     27,508
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                     6,989        5,638      19,979     16,897
                                                             -------      -------    --------   --------

     Operating income                                          6,771        3,229      13,977     10,611

OTHER INCOME, NET                                                317          628       1,408      1,624
                                                             -------      -------    --------   --------
     Earnings before income taxes                              7,088        3,857      15,385     12,235

PROVISION FOR INCOME TAXES                                     2,481        1,350       5,385      4,366
                                                             -------      -------    --------   --------

     Net earnings                                            $ 4,607      $ 2,507    $ 10,000   $  7,869
                                                             =======      =======    ========   ========

EARNINGS PER SHARE                                           $  0.69      $  0.38    $   1.50   $   1.17
                                                             =======      =======    ========   ========
DIVIDENDS PER SHARE                                          $  0.17      $  0.15    $   0.51   $   0.45
                                                             =======      =======    ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              6,668,972    6,654,252   6,650,513  6,735,327


         See accompanying notes to consolidated financial statements.


                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (Thousands of dollars)


                                                                       For the Nine Months
                                                                        Ended September 30
                                                                       ----------------------
                                                                            (Unaudited)
                                                                          1997        1996
                                                                       ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                   $ 10,000     $  7,869
         Adjustments to reconcile net earnings
                  to net cash provided (used)by operating
                  activities:
                    Depreciation and amortization                          5,480        5,127
                    Pension income                                        (2,589)      (2,554)
                    Post retirement benefits                                  78           69
                    (Gain)loss on sales of property,
                      plant and equipment                                    156         (181)
                    Changes in:
                      Receivables                                        (12,014)       6,428
                      Inventories                                         (7,667)       1,445
                      Accounts payable                                     4,962       (3,340)
                      Accrued liabilities                                  5,851        1,931
                                                                        --------     --------

Net cash provided by operating activities                                  4,257       16,794

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and
                  equipment                                              (15,345)      (9,995)
         Proceeds from disposition of property,
                  plant and equipment                                      1,363          409
         Decrease in intangibles                                           1,591       (1,130)
         Acquisition of oil field service companies                       (3,594)           -
                                                                        --------     --------
Net cash used by investing
         activities                                                      (15,985)     (10,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds/payments of short term debt                                175            -
         Dividends paid                                                   (3,339)      (3,023)
         Proceeds from exercise of stock options                             398            2
         Purchase of treasury stock                                         (439)      (4,276)
                                                                        --------     --------

Net cash used by financing activities                                     (3,205)      (7,297)

Effect of translation on cash and temporary
         investments                                                         184          226
                                                                        --------     --------
Net decrease in cash and
         temporary investments                                           (14,749)        (993)
Cash and temporary investments, at
         beginning of period                                              30,866       33,317
                                                                        --------     --------

Cash and temporary investments, at
         end of period                                                  $ 16,117     $ 32,324
                                                                        ========     ========



         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet included in the Company's 1996 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

    (2)  Consolidated inventories consist of the following:

                                                9-30-97   12-31-96
                                               --------  ---------
                                             (Thousands of dollars)

        Raw materials and purchased
          parts                                $ 17,285  $  11,099
        Work in process                           6,326      4,566
        Finished goods                            5,619      5,898
                                               --------  ---------
                                               $ 29,230  $  21,563
                                               ========  =========


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

The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. Below is a comparison of currently reported earnings per share to pro forma earnings per share under SFAS No. 128:


                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
                                               September 30       September 30
                                            ----------------   -----------------
                                              1997     1996     1997       1996
                                             ------   ------   -----      ------
                  APB 15
                    Earnings per share        .69       .38     1.50        1.17

                  SFAS 128
                    Basic EPS                 .70       .38     1.53        1.18
                    Diluted EPS               .69       .38     1.50        1.17

    (4) In July 1997, the Company acquired all of the assets and assumed all liabilities of two oil field service companies through two separate stock purchase agreements. The Company paid $3,593,751 in cash, net of cash acquired, issued $7,050,000 of debt obligations in conjunction with both of these acquisitions (collectively, the Purchased Companies). Both acquisitions were accounted for under the purchase method of accounting. The accompanying balance sheet as of September 30, 1997 includes estimated allocations of the respective purchase prices and are subject to later adjustment. The estimated allocations include goodwill of $6,456,000 which is being amortized over 40 years. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the three months and nine months ended September 30, 1997. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus the income statement data of the Purchased Companies as if the acquisitions were effective on the first day of the period being reported.

                          Three Months Ended  Nine Months Ended
                          September 30, 1997  September 30, 1997
                          ------------------  ------------------
                                  (Thousands of dollars)
    Revenues                         $78,840            $214,098
    Net earnings                       4,607              10,578
    Earnings per share               $  0.70            $   1.59

    (5) The Company issued long term debt in partial payment for the purchase of one of the oil field service companies. Three separate notes were issued totaling $5,850,000. Principal and interest at 6.650% are due and payable quarterly beginning October 21, 1997 with the last payment due July 21,2002.

    Short term portion           $  175,000
    Long term portion             5,675,000
                                 ----------

               Total             $5,850,000
                                 ==========

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

    At September 30, 1997, the Company had working capital of $63,504,000 as compared to $69,385,000 at December 31, 1996, a decrease of $5,881,000. The decrease in working capital is due primarily to an increase in short term payables. Inventories increased by approximately $7,667,000 to $29,230,000 at September 30, 1997 from $21,563,000 at December 31, 1996. The increase in inventory levels is primarily related to increased sales volumes and backlog levels. The Company believes that its existing working capital plus its arranged borrowing capacity should be sufficient to satisfy its liquidity requirements over the next twelve months.

(2)  Changes in Results of Operations

    Net sales for the three months and the nine months ended September 30, 1997 increased 43% and 25%, respectively over the same periods ended September 30, 1996. Sales by product group for the three months and nine months ended September 30, 1997 and 1996 were as follows:

                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                   September 30          %        September 30             %
                               -------------------   Increase   -------------------     Increase
                                   1997     1996     (Decrease)   1997       1996      (Decrease)
                               ---------  --------   ---------  -------   ---------    ----------
                                   (In thousands)                  (In thousands)
Oil field pumping
  units                          $23,624  $11,713       102%   $ 57,866   $ 36,225         60%
Power transmission
  products                        18,593   18,756        (1%)    51,941     54,426         (5%)
Foundry castings                   9,098    7,772        17%     25,938     23,741          9%
Trailers                          27,525   16,822        64%     71,876     52,180         38%
                                 -------  -------        ---    -------    -------         --
                                 $78,840  $55,063        43%   $207,621   $166,572         25%
                                 =======  =======        ==     =======    =======         ==

       For the third quarter and first nine months of 1997, oil field pumping unit sales were up 102% and 60%, respectively, compared to the same periods of 1996. During the third quarter of 1997, Lufkin completed the acquisition of two oil field service companies located in West Texas and New Mexico. The effective date of these two acquisitions was June 30, 1997 and added $3,092,000 to 1997's third quarter and year to date sales. Increased domestic sales volumes and continued active international markets in Canada and South America accounted for the remaining strong Oil Field sales results. Power Transmission sales were essentially flat to slightly down for the third quarter and first nine months of 1997 as compared to the same periods of 1996. This reflects a switch in product mix towards longer lead time products as reflected in the increases in Power Transmission inventories and sales backlog at the nine months ended September 30, 1997. Trailer sales were up 64% and 38% for the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996.
Trailer sales volumes increased as a result of stronger trailer market demands.

       Gross profits as a percentage of sales were 17% for the third quarter of 1997 as compared to 16% for the same period of 1996. For the nine months ended September 30, 1997, the gross profits as a percentage of sales were 16% as compared to 17% for the first nine months of 1996. The improvement in the third quarter gross profits were the result of stronger Oil Field service revenues and Foundry operating margins. The slight decline in the comparative nine month gross profits reflects the change in Power Transmission product mix to larger slow speed units.

       Selling, General and Administrative (S. G. & A.) expenses for the three months ended September 30, 1997, as a percentage of revenues, declined from 10.2% in 1996 to 8.9% in 1997. For the nine months ended September 30, 1997, S.
G. & A expense, as a percentage of revenues, declined from 10.2% to 9.6%.
Actual spending increased by $1,352,000 for the third quarter of 1997 as compared to the third quarter of 1996. For the nine months ended September 30, 1997, as compared to the same period of 1996, S. G. & A spending increased by
$3,083,000.   The increases in both time frames reflected the added S. G. & A expenses associated with the purchase of the two oil field service companies as highlighted above and the continued efforts of the Company to expand its presence in new markets world wide.

       Other income decreased to $1,408,000 for the first nine months of 1997 as compared to $1,624,000 for the same period of 1996, down $216,000 or 13%. There were no gains on the disposal of fixed assets in 1997 as compared to the same period of 1996.

       The Company recorded income tax expenses at a flat 35% rate for both the three months and nine months ended September 30, 1997 as compared to 35% and 36% respectively for the same period of 1996.

       Net earnings for the three and nine months ended September 30, 1997 were $4,607,000 and $10,000,000 respectively, compared to $2,507,000 and $7,869,000 for the same periods in 1996, up 84% and up 27% respectively.

       At September 30, 1997 the backlog was $108,625,000 compared to $99,691,000 at December 31, 1996. Backlogs for oil field pumping units and trailers increased as a result of stronger market demands.

       Backlog by product group at September 30, 1997 and December 31, 1996 was as follows:

                                September 30   December 31        %
                                    1997           1996         Change
                                ------------  ---------------  --------
                                            (In thousands)
Oil field pumping units              $12,582         $12,142        4%
 Power transmission products          35,328          30,131       17%
Foundry castings                      16,976          17,357       (2%)
Trailers                              43,739          40,061        9%
                                     -------         -------       --
                                    $108,625        $ 99,691        9%


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



                                                    LUFKIN INDUSTRIES, INC.
                                             --------------------------------



Date   11/13/97                             /s/ C. James Haley, Jr.
    ------------------------                ---------------------------------
                                            C. James Haley, Jr.
                                            Secretary-Treasurer
                                           (Principal financial officer
                                             and officer authorized to
                                             sign on behalf of the
                                             registrant)