Form 10-K
period 1997-12-31
LUFKIN INDUSTRIES INC
filed 1998-03-27
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




                          December 31,
For the fiscal year ended    1997               Commission file number  0-2612
                                                                        ------

                            LUFKIN INDUSTRIES, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                         75-0404410
------------------------------------            -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  601 South Raguet, Lufkin, Texas                             75901
------------------------------------            -------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   409/634-2211
                                                   ----------------------------

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

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates as of January 31, 1998 was $178,256,000.

6,592,982 shares of the Company's Common Stock were outstanding on December 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Product Line Information" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 6, 1998, are incorporated by reference in
Part III hereof.

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

     The Company manufactures most of the component parts used in its Machinery Division's (Oil Field, Foundry and Power Transmission) products and purchases the raw materials and outside manufactured parts from a variety of suppliers on an order basis. The Trailer Division generally assembles various component parts manufactured by others. The inventory consists primarily of raw materials and component parts which are generally assembled into finished products to fill specific customer orders. These finished products are sold primarily by the Company's own employees.

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1997, foreign sales accounted for approximately 19 percent of the Company's total sales.

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

     The Company employed approximately 2,300 people at December 31, 1997, including approximately 1,700 that were paid on an hourly basis. The Company has an open shop contract, which runs to October 3, 1999, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

     Additional information required by Item 1 is included in the sections entitled "Management's Discussion and Analysis", "Letter to the Shareholders", and "Product Line Information" of the Annual Report, portions of which sections are incorporated herein by reference and included as part of Exhibit 13.

Item 2.  Properties
-------------------

     The Company's major manufacturing facilities are located in and near Lufkin, are owned in fee and include approximately 150 acres, a foundry, machine shop, structural shops, assembly shops and warehouses. The Company also has a plant in Nisku, Canada which produces structural parts for pumping units. These parts are then assembled with parts shipped from Lufkin and are delivered to the Company's Canadian customers.

Item 3.  Legal Proceedings
--------------------------

     None

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

     None

Item 4A.  Executive Officers of the Registrant
----------------------------------------------

     The following information is submitted with respect to the executive officers of the Company as of March 1, 1998:
                                                     Officer
Name                Position with Company       Age   Since
------------------  ---------------------       ---  -------
D. V. Smith         Chairman, President &
                     Chief Executive Officer    55     1993
J. F. Glick         Vice President              45     1994
M. A. Penn          Vice President              57     1983
E. G. Pittman       Vice President              64     1976
S. H. Semlinger     Vice President              44     1992
C. J. Haley, Jr.    Secretary-Treasurer         55     1973
L. M. Hoes          Vice President              51     1996
P. G. Perez         Vice President              52     1996

     There is no significant family relationship either by blood or by marriage among the officers of the Company.

     All of the executive officers of the Company, with the exception of Mr. Glick, Mr. Hoes and Mr. Perez have been employed by the Company for more than five years in the same or similar positions. Mr. Glick was first employed by the Company in September 1994 to serve as Vice President and General Manager of the Power Transmission Division. Prior to joining the Company, Mr. Glick served as Director of Manufacturing, U.K. and Ireland, with Cooper Oil Tools and as Plant Manager of Cooper Oil Tools in Leeds, England. Mr. Hoes was first employed by the Company in May, 1996 to serve as Vice President and General Manager of the Oil Field Products Division. Prior to joining the Company, Mr. Hoes was employed as Vice President of Manufacturing for Cooper Cameron Inc. in Houston, Texas, as Vice President of Manufacturing for Cooper Oil Tool Division and as Vice President of Engineering for Cooper Oil Tool Division based in Houston, Texas. Mr. Perez was first employed by the Company in July, 1993 to serve as Director of Human Resources. Mr. Perez was previously employed by Cooper Industries as Manager of Employee Relations for Cooper Oil Tool Division in Houston, Texas and by Cameron Iron Works as Manager of Labor Relations in Houston, Texas. The executive officers of the Company serve at the pleasure of the Board of Directors of the Company. The term of office for all officers expires at the next annual meeting of the Board of Directors of the Company.

                               Part II

Item 5.  Market for the Registrant's Common Stock
           and Related Shareholder Matters
--------------------------------------------------

     The information required by Item 5 is included in the section entitled "Financial Review" of the Annual Report to Shareholders, which section is incorporated herein by reference and included as part of Exhibit 13.

Item 6.  Selected Financial Data
--------------------------------


                        FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)     1997     1996     1995   1994   1993
------------------------------------------------------------------------------
Sales                                  $287.6   $226.0   $248.9 $217.3  $202.2
Earnings (loss) from operations          14.8     10.5      8.9   (1.2)*   2.5
Earnings (loss) per share
Basic                                     2.26     1.57     1.31   (.18)    .38
Diluted                                   2.22     1.56     1.31   (.18)    .37
Total assets                            209.8    185.9    186.3  176.8   182.5
Long term notes payable                   6.7       -        -      -        -
Cash dividends per share                   .68      .60      .60    .60     .60

*Includes pretax charges of $11.2 million for special inventory writedowns.

Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations
----------------------------------------------------------

     The information required by Item 7 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders, portions of which section are incorporated herein by reference and included as part of Exhibit 13.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The information required by Item 8 is included in the consolidated financial statements and related notes and the "Report of Independent Public Accountants" of the Company's Annual Report to Shareholders, which consolidated financial statements and related notes and report of independent public accountants are incorporated herein by reference and included as part of Exhibit 13.

Item 9. Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------

     None

                                   Part III


Item 10.  Directors and Executive Officers of
           the Registrant
---------------------------------------------

     The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 5 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 6, 1998 ("Proxy Statement"), which section is incorporated herein by reference. The information relating to the executive officers of the Company is provided in Item 4A of Part I of this Annual Report.

Item 11.  Executive Compensation
--------------------------------

     The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 11 of the Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management
--------------------------------------------------

     The information required by Item 12 is included in the sections entitled "Voting Securities" and "Election of Directors" on pages 1 through 5 of the Company's Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     None

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K
--------------------------------------------------

     (a)  Documents filed as part of the report

          1. Consolidated Financial Statements (incorporated by reference to the Annual Report to Shareholders)

              Report of Independent Public Accountants
              Consolidated Balance Sheet
              Consolidated Statement of Earnings
              Consolidated Statement of Shareholders'
              Equity
              Consolidated Statement of Cash Flows
              Notes to Consolidated Financial Statements

     2.    Financial statement schedules

           Schedules Omitted--All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

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

           (10.2)* Company's 1990 Stock Option Plan was included as Exhibit 99.1 to the Company's registration statement on Form S-8 dated September 24, 1990 (File No. 33-36976), which plan is incorporated herein by reference.

             (13)  Portions of the Annual Report
                   to Shareholders for the year ended
                   December 31, 1997 are included as an
                   exhibit to this report for the information of the Securities and Exchange Commission.

             (21)  Schedule listing subsidiaries of the
                   registrant

             (23)  Consent of Independent Public Accountants

             (27)  Financial Data Schedule

     *Compensatory plan.

     (b) Reports on Form 8-K filed during the fourth quarter of 1997

         None

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 1998.

LUFKIN INDUSTRIES, INC.

BY   /s/ C. James Haley, Jr.
  ------------------------------------------------
 C. James Haley, Jr., Secretary-Treasurer
 Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 18, 1998, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.



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


By   /s/ J. H. Lollar
  ------------------------------------------------
 J. H. Lollar, Director


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