Form 10-Q
period 1998-03-31
LUFKIN INDUSTRIES INC
filed 1998-05-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                   75-040-4410
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


        601 South Raguet, Lufkin, Texas                  75901
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  409-634-2211

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----


There were 6,613,338 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 1998, not including 179,043 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)

         ASSETS                                         3-31-98     12-31-97
--------------------------------------------------    ---------    ---------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                              $     270    $     796
    Temporary investments                                15,059       17,521
    Receivables, net                                     41,750       40,444
    Inventories                                          38,427       30,078
    Deferred income tax assets                            1,911        1,911
                                                      ---------    ---------
        Total current assets                             97,417       90,750
                                                      ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost                  254,375      250,727
    Less - Accumulated depreciation                    (176,648)    (175,249)
                                                      ---------    ---------
                                                         77,727       75,478
                                                      ---------    ---------
PREPAID PENSION COSTS                                    28,494       27,689

GOODWILL                                                  8,032        8,391

OTHER ASSETS                                              5,961        7,444
                                                      ---------    ---------

                                                      $ 217,631    $ 209,752
                                                      =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                  $  12,181    $   7,169
    Current portion of long
      term notes payable                                    742          742
    Payrolls and benefits                                 5,874        5,430
    Accrued warranty expenses                               843        1,150
    Taxes payable                                         4,666        5,071
    Commissions and other                                 2,249        2,334
                                                      ---------    ---------
        Total current liabilities                        26,555       21,896
                                                      ---------    ---------

DEFERRED INCOME TAX LIABILITIES                          13,588       13,588

POST RETIREMENT BENEFITS LIABILITY                       12,335       12,298

LONG TERM NOTES PAYABLE, NET OF CURRENT PORTION           6,521        6,665

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
      6,792,381 shares issued                             6,792        6,792
    Capital in excess of par                             15,285       15,381
    Retained earnings                                   141,784      138,539
    Cumulative translation adjustment                    (1,087)      (1,163)
    Treasury stock, 199,399 shares
     and 179,043 shares, at cost                         (4,142)      (4,244)
                                                      ---------    ---------
        Total shareholders' equity                      158,632      155,305
                                                      ---------    ---------

                                                      $ 217,631    $ 209,752
                                                      =========    =========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF EARNINGS

            (Thousands of dollars, except per share and share data)



                                                         For the Three Months
                                                            Ended March 31
                                                        -----------------------
                                                              (Unaudited)
                                                           1998         1997
                                                        ----------   ----------
NET SALES                                               $   73,637   $   60,041
COST OF SALES                                               60,372       51,943
                                                        ----------   ----------
        Gross profit                                        13,265        8,098
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                 6,817        6,353
                                                        ----------   ----------
        Operating income                                     6,448        1,745
OTHER INCOME, NET                                              489          584
                                                        ----------   ----------
        Earnings before provision for income taxes           6,937        2,329
PROVISION FOR INCOME TAXES                                   2,497          815
                                                        ----------   ----------
        Net earnings                                    $    4,440   $    1,514
                                                        ==========   ==========
EARNINGS PER SHARE:
    Basic                                               $      .67   $      .23
                                                        ==========   ==========
    Diluted                                             $      .66   $      .23
                                                        ==========   ==========
DIVIDENDS PER SHARE                                     $      .18   $      .17
                                                        ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
    Basic                                                6,623,182    6,547,081
    Diluted                                              6,769,582    6,610,967


         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                         For the Three Months
                                                            Ended March 31
                                                        ----------------------
                                                             (Unaudited)
                                                          1998         1997
                                                        ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $ 4,440     $  1,514
  Adjustments to reconcile net earnings
     to net cash provided by (used in)operating
     activities:
       Depreciation and amortization                       2,090        1,770
       Increase in prepaid pension cost                     (805)        (979)
       Post retirement benefits                               36           32
       (Gain)loss on sales of property,
         plant and equipment                                  (6)          36
       Changes in:
         Receivables                                      (1,306)      (8,458)
         Inventories                                      (8,349)      (3,715)
         Accounts payable                                  5,012        6,076
         Accrued liabilities                                (353)      (1,900)
                                                         -------     --------

Net cash provided by (used in)operating activities           759       (5,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment                                            (4,272)      (5,648)
  Proceeds from disposition of property,
     plant and equipment                                       9            6
  (Increase) decrease in other assets                      1,773         (223)
                                                         -------     --------

Net cash used in investing
  activities                                              (2,490)      (5,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long term notes payable                       (144)           -
  Dividends paid                                          (1,195)      (1,113)
  Proceeds from exercise of stock options                  1,695           29
  Purchase of treasury stock                              (1,689)        (410)
                                                         -------     --------

Net cash used in financing activities                     (1,333)      (1,494)

Effect of foreign currency translation on
  cash and temporary investments                              76          122
                                                         -------     --------

Net decrease in cash and
  temporary investments                                   (2,988)     (12,861)
Cash and temporary investments, at
     beginning of period                                  18,317       30,866
                                                         -------     --------

Cash and temporary investments, at
  end of period                                          $15,329     $ 18,005
                                                         =======     ========

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet included in the Company's 1997 annual report on Form 10-K. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

    These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

    (2)  Consolidated inventories consist of the following:



                                         3-31-98                  12-31-97
                                        ---------                 --------
                                              (Thousands of dollars)
Raw materials and purchased parts       $  23,432                  $18,575
Work in process                             7,095                    6,381
Finished goods                              7,900                    5,122
                                        ---------                  -------
                                        $  38,427                  $30,078
                                        =========                  =======

    (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the year. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of weighted average shares for the three month periods ending March 31, 1998 and 1997:

                                         Three months ended March 31,
                                         ----------------------------
                                             1998            1997
                                         -------------   ------------
 Basic earnings per share-
    weighted-average shares                  6,623,182      6,547,081
 Effect of dilutive securities:
    employee stock options                     146,400         63,886
                                             ---------      ---------

 Diluted earnings per
    share-adjusted weighted-average
    shares and assumed conversions           6,769,582      6,610,967
                                             =========      =========

    (4) In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The Company adopted SFAS No. 130 effective January 1, 1998.

    Total Accumulated Comprehensive Income, $4.5 million at March 31, 1998, consisted of $4.4 million net earnings and $0.1 million change in foreign currency translation adjustment as compared to a total of $1.6 million at March 31, 1997 which consisted of $1.5 million net earnings and $0.1 million change in foreign currency translation adjustment.

    (5) In July 1997, the Company acquired all assets and assumed all liabilities of two oil field service companies through two separate stock purchase agreements. The results of these companies' operations are included in the Company's consolidated statement of earnings from July 1, 1997 forward, since both acquisitions were accounted for under the purchase method of accounting. The accompanying balance sheet as of March 31, 1998 includes estimated allocations of the respective purchase prices which are subject to later adjustment. The Company's consolidated results of operations on an unaudited proforma basis, as though the businesses acquired during 1997 had been acquired on the first day of the period are presented below:

                                                    Three Months
                                                   Ended March 31,
(Thousands of dollars, except per share data)           1997
----------------------------------------------     ---------------
   Pro forma revenues                                      $62,908
   Pro forma net earnings                                    1,735
   Pro forma earnings per common share:
     Basic                                                     .27
     Diluted                                                   .26

    These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the period being reported, nor should they be viewed as indicative of future results of operations.

    (6) In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company intends to adopt SOP 98-1 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". At adoption, SOP 98-5 requires the Company to write off any unamortized start-up costs as a cumulative change in accounting principle and expense all future start-up costs as they are incurred. The Company intends to adopt SOP 98-5 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

    (7) Effective April 1, 1998 the Company acquired all of the assets and assumed all liabilities of the Lone Star Machine Shop, Inc. for approximately $3.0 million in cash. The acquisition was accounted for under the purchase method of accounting.

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     During the first quarter of 1998 net sales increased in all product groups as compared to the same reporting period of 1997. The following table summarizes the increase in net sales by product group.

                              Three Months Ended
                                   March 31
                                1998      1997     Increase
                              --------   -------   ---------
                            (thousands of dollars)

      Oil field                $19,646   $15,590         26%
      Power transmission        17,063    15,644          9%
      Foundry castings           9,469     8,431         12%
      Trailers                  27,459    20,376         35%
                               -------   -------
          Total                $73,637   $60,041         23%
                               =======   =======

      The Company reported operating income of $6.4 million and $1.7 million for the first quarters of 1998 and 1997, respectively, an increase of $4.7 million. Of this increase, $1.1 million is attributed to the oil field service companies acquired in 1997. Also contributing to this increase was an increased gross profit as a percent of sales of 18% in the first quarter of 1998 compared to 14% in the first quarter of 1997, resulting from increased contribution margins in the oil field, power transmission and foundry castings product groups. The trailer product group's gross profit as a percentage of net sales remained relatively constant.

      Selling, General and Administrative (S. G. & A.) Expenses and other income remained relatively static for the first quarter of 1998 and 1997, reflecting an increase of $0.5 million and a decrease of $0.1 million, respectively.

      For the quarter ended March 31, 1998 the Company reported net earnings of $4.4 million as compared to $1.5 million in the first quarter of 1997.

      At March 31, 1998, the backlog was $125,830,000 as compared to $130,423,000 at December 31, 1997, a decrease of $4.6 million. Backlog by product group at March 31, 1998 and December 31, 1997 was as follows:

                              March 31   December 31    Increase
                                1998        1997       (Decrease)
                              --------   -----------   -----------
                              (thousands of dollars)

      Oil field               $ 10,139      $ 15,235         (33%)
      Power transmission        39,080        36,636           7%
      Foundry castings          13,932        15,709         (11%)
      Trailers                  62,679        62,843           -
                              --------      --------
          Total               $125,830      $130,423          (4%)
                              ========      ========

The lower price of oil in the first quarter from the previous year contributed to the lower backlog and a reduction in incoming orders for oil field products. Although the decline did not have a significant negative affect on the first quarter 1998 results, if such a decline is sustained for an extended period of time, it could negatively affect the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased $2.0 million to $70.9 million from $68.9 million at March 31, 1998. At March 31, 1998 accounts receivable had increased $1.4 million to $41.8 million from $40.4 million at December 31, 1997. Inventory totaled $38.4 million at March 31, 1998, an increase of $8.3 million from $30.1 million at December 31, 1997. Accounts payable increased $5.0 million to $12.2 million from $7.2 million at the end of 1997. The increases in accounts receivable, inventory and accounts payable are primarily due to increased sales in all product groups.

      In July 1997, the Company acquired all assets and assumed all liabilities of two oil field service companies through two separate stock purchase agreements. The company paid $2.8 million in cash, net of cash acquired and issued $7.6 million of long term notes payable in conjunction with these acquisitions. Both acquisitions were accounted for under the purchase method of accounting. The estimated allocations of the purchase price include goodwill of $8,391,000, which is being amortized over forty years.

      In the first quarter of 1998, the Company expended $4.3 million for additions to Property, Plant & Equipment (P.P. & E.) for capacity expansions and equipment replacements as compared to $5.6 million for the period ending March 31, 1997. During 1997, the Company financed a portion of its acquisition program through the issuance of long term notes payable as noted above. The Company believes that the existing working capital, cash provided by operations and available borrowing capacity will be sufficient to satisfy current requirements. In recent years P. P. & E. expenditures have been financed with internally generated funds.

      During 1997, the Company completed a comprehensive evaluation of its information technology infrastructure for the year 2000 compliance. Following its evaluation, the Company determined that the purchase of new information technology systems provided the best remediation solution as well as provided increased commercial and financial functionality when compared to modifying its existing mature system. Management estimates that the capitalizable cost of the system and implementation will be approximately $9.3 million, which will be capitalized as incurred. The Company had capitalized $4.3 million and $5.8 million relating to the project as of December 31, 1997 and March 31, 1998, respectively. The new system implementation is scheduled for completion by December 31, 1998 and will be amortized over a seven year estimated useful life. The Company believes that in meeting these implementation dates the risks of the year 2000 issue will be addressed.

      Effective April 1, 1998 Company acquired all assets and assumed all liabilities of the Lone Star Machine Shop, Inc. for approximately $3.0 million in cash. The acquisition was accounted for under the purchase method of accounting. This acquisition is a direct result of management's desire to expand the Company's service capabilities in the oil and gas industries.


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

Date      May 14, 1998                        /s/ C. James Haley, Jr.
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