Form 10-Q
period 1998-06-30
LUFKIN INDUSTRIES INC
filed 1998-08-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]   No [_]


There were 6,581,750 shares of Common Stock, $1.00 par value per share, outstanding as of June 30, 1998, not including 210,631 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEET--JUNE 30, 1998 AND DECEMBER 31, 1997
                             (Thousands of dollars)


         ASSETS                                6-30-98     12-31-97
         ------                               --------    ---------
                                             (Unaudited)
CURRENT ASSETS:
    Cash                                      $    251    $     796
    Temporary investments                       11,564       17,521
    Receivables, net                            45,017       40,444
    Inventories                                 39,290       30,078
    Deferred income tax assets                   1,911        1,911
                                              --------    ---------
        Total current assets                    98,033       90,750
                                              --------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost         258,200      250,727
    Less - Accumulated depreciation            176,937      175,249
                                              --------    ---------
                                                81,263       75,478
PREPAID PENSION COSTS                           29,299       27,689
GOODWILL, net                                    8,016        8,391
OTHER ASSETS                                     7,829        7,444
                                              --------    ---------
                                              $224,440    $ 209,752
                                              ========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                          $ 12,584    $  7,169
    Short term notes payable                     5,000           -
    Current portion of long term notes
     payable                                       742         742
    Payrolls and benefits                        5,540       5,430
    Accrued warranty expenses                      868       1,150
    Taxes payable                                3,617       5,071
    Other accrued liabilities                    2,662       2,334
                                              --------    --------
        Total current liabilities               31,013      21,896
                                              --------    --------
DEFERRED INCOME TAX LIABILITIES                 13,588      13,588
POST RETIREMENT BENEFITS LIABILITY              12,377      12,298
LONG TERM NOTES PAYABLE                          6,377       6,665

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
      6,792,381 shares issued                    6,792       6,792
    Capital in excess of par                    15,266      15,381
    Retained earnings                          145,417     138,539
    Treasury stock, 210,631 shares
     and 199,399 shares, at cost                (5,302)     (4,244)
    Cumulative translation adjustment           (1,088)     (1,163)
                                              --------    --------
        Total shareholders' equity             161,085     155,305
                                              --------    --------
                                              $224,440    $209,752
                                              ========    ========

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                 (Thousands of dollars, except per share data)


                                           For the Three Months     For the Six Months
                                              Ended June 30            Ended June 30
                                         ------------------------   -------------------
                                                  (Unaudited)           (Unaudited)
                                              1998         1997       1998       1997
                                         --------------   -------   --------   --------
NET SALES                                      $79,962    $68,740   $153,598   $128,781
COST OF SALES                                   65,978     56,642    126,349    108,585
                                               -------    -------   --------   --------
  Gross profit                                  13,984     12,098     27,249     20,196
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       6,780      6,637     13,597     12,990
                                               -------    -------   --------   --------
     Operating income                            7,204      5,461     13,652      7,206
OTHER INCOME, NET                                  329        507        818      1,091
                                               -------    -------   --------   --------
     Earnings before income taxes                7,533      5,968     14,470      8,297
PROVISION FOR INCOME TAXES                       2,712      2,089      5,209      2,904
                                               -------    -------   --------   --------
     Net earnings                              $ 4,821    $ 3,879   $  9,261   $  5,393
                                               =======    =======   ========   ========
EARNINGS PER SHARE
  Basic                                        $   .73    $   .59   $   1.41   $    .82
                                               =======    =======   ========   ========
  Diluted                                      $   .72    $   .59   $   1.38   $    .81
                                               =======    =======   ========   ========
DIVIDENDS PER SHARE                            $   .18    $   .17   $    .36   $    .34
                                               =======    =======   ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                      6,588,716  6,543,226  6,590,145  6,545,144
                                             =========  =========  =========  =========
  Diluted                                    6,707,300  6,614,390  6,724,861  6,619,608
                                             =========  =========  =========  =========


          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Thousands of dollars)

                                                              For the Six Months
                                                                 Ended June 30
                                                             -----------------------
                                                                    (Unaudited)
                                                                1998            1997
                                                               --------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                               $ 9,261    $  5,393
     Adjustments to reconcile net earnings
          to net cash provided by (used in) operating
          activities:
            Depreciation and amortization                         4,196       3,582
            Pension income                                       (1,610)     (1,957)
            Post retirement benefits                                 79          57
            (Gain)loss on sales of property,
              plant and equipment                                   (74)         14
            Changes in:
              Receivables                                        (4,573)     (2,458)
              Inventories                                        (9,212)     (8,792)
              Accounts payable                                    5,414         944
              Accrued liabilities                                (1,298)        197
                                                                -------    --------
Net cash provided by (used in) operating activities               2,183      (3,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
          equipment                                              (9,880)     (7,902)
     Proceeds from disposition of property,
          plant and equipment                                       116          61
     Increase in other assets                                      (162)       (138)
                                                                -------    --------
Net cash used in investing
     activities                                                  (9,926)     (7,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short term notes payable                       5,000           -
     Payment of current portion of long term notes payable         (287)          -
     Dividends paid                                              (2,383)     (2,223)
     Proceeds from exercise of stock options                      1,900          46
     Purchase of treasury stock                                  (3,074)       (428)
                                                                -------    --------
Net cash provided by (used in) financing activities               1,156      (2,605)
Effect of translation on cash and temporary
     investments                                                     85          88
                                                                -------    --------
Net decrease in cash and
     temporary investments                                       (6,502)    (13,516)
Cash and temporary investments, at
     beginning of period                                         18,317      30,866
                                                                -------    --------
Cash and temporary investments, at
     end of period                                              $11,815    $ 17,350
                                                                =======    ========


         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet included in the Company's 1997 annual report on Form 10-K. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

         These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

    (2)  Consolidated inventories consist of the following:


                                  6-30-98    12-31-97
                                 --------   ---------
                                (Thousands of dollars)
Raw materials and purchased
 parts                           $ 27,687   $  18,575
Work in process                     7,871       6,381
Finished goods                      3,732       5,122

     (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the year. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of weighted average shares for the three months and six months periods ending June 30, 1998 and 1997:

                                     Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                      1998        1997        1998        1997
                                    ---------   ---------   ---------   ---------
Basic EPS-weighted
  average shares                    6,588,716   6,543,226   6,590,145   6,545,144
Effect of dilutive securities:
 employee stock options               118,584      71,164     134,716      74,464
                                    ---------   ---------   ---------   ---------
Diluted EPS-adjusted
 weighted average shares
 and assumed conversions            6,707,300   6,614,390   6,724,861   6,619,608
                                    =========   =========   =========   =========

    (4) In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The company adopted SFAS No. 130 effective January 1, 1998.

    Total comprehensive income for the three and six months ended June 30, 1998 and 1997 is illustrated below:

                                 Three months ended    Six months ended
                                      June 30               June 30
(Thousands of dollars)            1998       1997       1998      1997
----------------------          --------   ---------   -------   ------
Net earnings                     $4,821      $3,879     $9,261   $5,393
Change in foreign currency
   translation adjustment            (2)        (33)        75       88
                                 ------      ------     ------   ------
Total comprehensive income       $4,819      $3,846     $9,336   $5,481
                                 ======      ======     ======   ======

    (5) During the periods covered by this report, the Company assumed the assets and liabilities of several companies through its acquisition activities. The results of these companies' operations are included in the Company's consolidated statement of earnings as of their effective dates of acquisition. All of these acquisitions were accounted for under the purchase method. The accompanying balance sheet as of June 30, 1998 includes estimated allocations of the respective purchase prices which are subject to later adjustment. The Company's consolidated results of operations on an unaudited proforma basis, as though the businesses acquired had been acquired on the first day of the period being reported are presented below:

                                                  Three months ended    Six months ended
                                                       June 30,              June 30,
(Thousands of dollars, except per share data)       1998      1997       1998       1997
------------------------------------------------   -------   -------   --------   --------
 Pro forma revenues                                $79,962   $72,036   $154,540   $136,808
 Pro forma net earnings                              4,821     4,447      9,441      6,387
 Pro forma earnings per common share:
   Basic                                               .73       .68       1.43        .98
   Diluted                                             .72       .67       1.40        .96

        These proforma results are presented for information purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the period being reported, nor should they be viewed as indicative of future results of operations.

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

Management's Discussion and Analysis

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

    At June 30, 1998, the Company had working capital of $67,020,000 as compared to $68,854,000 at December 31, 1997, a decrease of $1,834,000. Inventories increased by approximately $9,212,000 to $39,290,000 at June 30, 1998 from $30,078,000 at December 31, 1997. The increase in inventory levels is primarily related to increased sales volumes. Accounts payable increased $5,415,000 to $12,584,000 at June 30, 1998 from $7,169,000 at December 31, 1998. This increase is due primarily to increased inventory levels.

    In the first six months of 1998, the Company expended $9.9 million for additions to Property, Plant and Equipment (P. P. & E.) for capacity expansions and equipment replacements as compared to $7.7 million for the same period in 1997. During 1997 and 1998, the Company financed a portion of its acquisition program through the issuance of long term notes payable as reflected in the accompanying balance sheet at June 30, 1998. The Company believes that the existing working capital, cash provided by operations and available borrowing capacity will be sufficient to satisfy current requirements.

(2)  Changes in Results of Operations

    Net sales for the three months and the six months ended June 30, 1998 increased 24% and 15%, respectively, over the same periods ended June 30, 1997. Sales by product group for the three months and six months ended June 30, 1998 and 1997 were as follows:

                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                             June 30              %             June 30            %
                        ------------------    Increase     -----------------    Increase
                          1998      1997     (Decrease)     1998      1997     (Decrease)
                        --------   -------   -----------   -------   -------   ----------
                          (In thousands)                    (In thousands)
Oil field pumping
  units                  $16,488   $18,652         (12%)   $36,134   $34,242           6%
Power transmission
  products                18,620    17,704           5%     35,683    33,348           7%
Foundry castings           8,417     8,409           0%     17,887    16,840           6%
Trailers                  36,437    23,975          52%     63,894    44,351          44%

       For the second quarter and first six months of 1998, trailer sales were up 52% and 44%, respectively, compared to the same periods in 1997. Trailer sales volumes increased as a result of stronger trailer market demands. Oil field pumping unit sales declined 12% in the second quarter of 1998 as compared to the same period in 1997, as anticipated due to the lower price of oil from a year ago. Foundry castings realized a 6% increase in sales during the six months ended June 30, 1998 as compared to the same period in 1997.

       Gross profit as a percentage of sales was 17% for the second quarter in 1998 and 18% for the same period in 1997. The decrease in gross margin for the second quarter of 1998 reflects the mix effect of increased lower margin trailer sales for the second quarter of 1998, partially offset by increased volumes of higher margin power transmission products sales. For the first six months of 1998, gross profit as a percentage of sales was 18% as compared to 16% for the same period in 1997. This increase is due primarily to increased sales volumes.

       Selling, General and Administrative (S.G.& A.) expenses increased $143,000 for the three months ended June 30, 1998 and $607,000 for the six months ended June 30, 1998 over the same period in 1997. The increase in S.G.&
A. expenses resulted primarily from increased selling expenses associated with the Company's efforts to expand its presence in new markets world wide.

       Other income decreased to $329,000 from $507,000 for the second quarter of 1998 and decreased to $818,000 from $1,091,000 for the first six months of 1998 as compared to the same periods in 1997, in part due to lower temporary investment balances resulting from acquisition activities.

       The Company recorded income tax expenses of $5,209,000 for the first six months of 1998 compared to $2,904,000 for the same period in 1997, reflecting an increase of one percentage point in the effective tax rate.

       Net earnings for the three months and six months ended June 30, 1998 were $4,821,000 and $9,261,000, respectively, compared to $3,879,000 and $5,393,000 for the same periods in 1997.

       At June 30, 1998, the backlog was $103,519,000 compared to $130,423,000 at December 31, 1997. The backlog for trailers decreased 21% from $62,843,000 at December 31, 1997 to $49,699,000 at June 30, 1998. This decrease was a result of record shipments of trailers in the second quarter of 1998. The decrease in backlog for oil field products of 53% from $15,235,000 to $7,104,000 at June 30, 1998 was anticipated due to the lower price of oil from the previous year.

Backlog by product group at June 30, 1998 and December 31, 1997 was as follows:


                                  June 30     December 31       %
                                   1998           1997        Change
                                 --------     -----------    --------
                                       (In thousands)
Oil field pumping units          $  7,104       $  15,235        (53%)
Power transmission products        36,403          36,636          -
Foundry castings                   10,313          15,709        (34%)
Trailers                           49,699          62,843        (21%)
                                 --------        --------       ----
                                 $103,519       $ 130,423        (21%)
                                 ========        ========


       The lower price of oil in the first six months of 1998 compared to the previous year contributed to the lower backlog and a reduction in incoming orders for oil field products. While management is concerned about the decline in oil field products, expectations are for a solid financial performance for the Company as a whole in 1998.

       During 1997, the Company completed a comprehensive evaluation of its information technology infrastructure for the year 2000 compliance. Following its evaluation, the Company determined that the purchase of new information technology systems provided the best remediation solution as well as provided increased commercial and financial funtionality when compared to modifying its existing mature system. Management estimates that the capitalizable cost of the system and implementation will be approximately $9.3 million, which will be capitalized as incurred. The Company had capitalized $4.3 million and $7.4 million relating to the project as of December 31, 1997 and June 30, 1998, respectively. The new system implementation is scheduled for completion by December 31, 1998 and will be amortized over a seven year estimated useful life. The Company believes that in meeting these implementation dates the risks of the year 2000 issue will be addressed.

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



                                         LUFKIN INDUSTRIES, INC.




Date      August 14, 1998                  /s/ C. James Haley, Jr.
                                         -------------------------------------
                                           C. James Haley, Jr.
                                           Secretary-Treasurer
                                           (Principal financial officer
                                           and officer authorized to
                                           sign on behalf of the
                                           registrant)