Form 10-Q
period 1998-09-30
LUFKIN INDUSTRIES INC
filed 1998-11-12
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Texas                                   75-040-4410
-------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)


     601 South Raguet, Lufkin, Texas                          75904
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  409-634-2211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---    ---

There were 6,544,251 shares of Common Stock, $1.00 par value per share, outstanding as of September 30, 1998, not including 248,130 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   (Thousands of dollars, except share data)



         ASSETS                                         9-30-98     12-31-97
         ------                                        --------     --------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                               $    961     $    796
    Temporary investments                                13,303       17,521
    Receivables, net                                     31,520       40,444
    Inventories                                          42,365       30,078
    Deferred income tax assets                            1,911        1,911
                                                       --------     --------
        Total current assets                             90,060       90,750
                                                       --------     --------
PROPERTY, PLANT AND EQUIPMENT, at cost                  241,548      250,727
    Less - Accumulated depreciation                     155,675      175,249
                                                       --------     --------
                                                         85,873       75,478

PREPAID PENSION COSTS                                    30,241       27,689
GOODWILL, net                                             5,468        8,391
OTHER ASSETS                                              7,039        7,444
                                                       --------     --------
                                                       $218,681     $209,752
                                                       ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $  8,252     $  7,169
    Short term notes payable                              3,000            -
    Current portion of long term notes payable              742          742
    Accrued liabilities:
        Payrolls and benefits                             5,126        5,430
        Accrued warranty expenses                           863        1,150
        Taxes payable                                     3,931        5,071
        Commissions and other                             2,603        2,334
                                                       --------     --------
        Total current liabilities                        24,517       21,896
                                                       --------     --------
DEFERRED INCOME TAXES                                    13,587       13,588

POST RETIREMENT BENEFITS                                 11,882       12,298

LONG TERM NOTES PAYABLE, NET OF CURRENT PORTION           6,066        6,665

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
     6,792,381 shares issued                              6,792        6,792
    Capital in excess of par                             15,242       15,381
    Retained earnings                                   148,200      138,539
    Treasury stock, 248,130 shares
     and 199,399 shares, at cost                         (6,511)      (4,244)
    Cumulative translation adjustment                    (1,094)      (1,163)
                                                       --------     --------
        Total shareholders' equity                      162,629      155,305
                                                       --------     --------
                                                       $218,681     $209,752
                                                       ========     ========

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

            (Thousands of dollars, except share and per share data)



                                          For the Three Months    For the Nine Months
                                           Ended September 30     Ended September 30
                                         ----------------------   -------------------
                                               (Unaudited)            (Unaudited)
                                            1998         1997       1998       1997

NET SALES                                   $66,649     $78,840   $220,247   $207,621

COST OF SALES                                53,496      65,080    179,845    173,665
                                            -------     -------   --------   --------
  Gross profit                               13,153      13,760     40,402     33,956

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    7,174       6,989     20,771     19,979
                                            -------     -------   --------   --------
     Operating income                         5,979       6,771     19,631     13,977

OTHER INCOME, NET                               544         317      1,362      1,408
                                            -------     -------   --------   --------
     Earnings before income taxes             6,523       7,088     20,993     15,385

PROVISION FOR INCOME TAXES                    2,558       2,481      7,767      5,385
                                            -------     -------   --------   --------
     Net earnings                           $ 3,965     $ 4,607   $ 13,226   $ 10,000
                                            =======     =======   ========   ========

EARNINGS PER SHARE
  Basic                                     $   .61     $   .70   $   2.02   $   1.53
                                            =======     =======   ========   ========
  Diluted                                   $   .60     $   .69   $   1.99   $   1.50

                                            =======     =======   ========   ========
DIVIDENDS PER SHARE                         $   .18     $   .17   $    .54   $    .51
                                            =======     =======   ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                   6,513,643   6,557,510  6,539,394  6,549,312
                                          =========   =========  =========  =========
  Diluted                                 6,598,930   6,668,972  6,660,565  6,650,513
                                          =========   =========  =========  =========

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                             (Thousands of dollars)

                                                     For the Nine Months
                                                      Ended September 30
                                                   ----------------------
                                                          (Unaudited)
                                                      1998           1997
                                                   ---------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                       $ 13,226       $ 10,000
 Adjustments to reconcile net earnings
  to net cash provided by (used in)operating
  activities:
   Depreciation and amortization                       6,661          5,480
   Pension income                                     (2,552)        (2,589)
   Post retirement benefits                             (416)            78
   (Gain)loss on sales of property,
    plant and equipment                                 (246)           156
   Changes in:
    Receivables                                        8,924        (12,014)
    Inventories                                      (12,287)        (7,667)
    Accounts payable                                   1,083          4,962
    Accrued liabilities                               (1,462)         5,851
                                                    --------       --------
Net cash provided by operating activities             12,931          4,257

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
  equipment                                          (17,396)       (15,345)
 Proceeds from disposition of property,
  plant and equipment                                    586          1,363
 Acquisitions of other companies, net of cash
  acquired                                            (2,300)        (3,594)
 Decrease in other assets                              5,628          1,591
                                                    --------       --------
Net cash used in investing
 activities                                          (13,482)       (15,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short term notes payable                5,700            175
 Payment of short term notes payable                  (2,700)             -
 Payment of long term notes payable                     (599)             -
 Dividends paid                                       (3,566)        (3,339)
 Proceeds from exercise of stock options               2,059            398
 Purchase of treasury stock                           (4,465)          (439)
                                                    --------       --------
Net cash used in financing activities                 (3,571)        (3,205)

Effect of translation on cash and temporary
 investments                                              69            184
                                                    --------       --------
Net decrease in cash and temporary investments        (4,053)       (14,749)
Cash and temporary investments, at
 beginning of period                                  18,317         30,866
                                                    --------       --------
Cash and temporary investments, at
 end of period                                      $ 14,264       $ 16,117
                                                    ========       ========

         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    (1) These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

       In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, except as discussed below, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented.
The consolidated balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet included in the Company's 1997 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

       Net earnings for the three and nine months ended September 30, 1998 include non-recurring gains of approximately $1,000,000, or $0.14 per share (diluted), related primarily to the sale of certain assets and lower than expected costs on certain employee benefits and manufacturing items. In July, 1998, the Company began capitalizing certain maintenance and supplies inventory to better match the estimated cost of such inventory with the related equipment produced. Such inventory will be capitalized over the three years of its estimated use and had the effect of increasing net earnings by $472,000, or $0.07 per share (diluted) for the three and nine months ended September 30, 1998.

    (2)  Consolidated inventories consist of the following:

                                  9-30-98    12-31-97
                                 --------    --------
                                (Thousands of dollars)
Raw materials and purchased
 parts                           $26,529   $18,575
Work in process                   11,944     6,381
Finished goods                     3,892     5,122
                                 -------   -------
                                 $42,365   $30,078
                                 =======   =======

     (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the year. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of weighted average shares for the three month and nine month periods ending September 30, 1998 and 1997:

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
Basic EPS-weighted
  average shares                  6,513,643   6,557,510   6,539,394   6,549,312

Effect of dilutive securities:
 employee stock options              85,287     111,462     121,171     101,201
                                  ---------   ---------   ---------   ---------
Diluted EPS-adjusted
 weighted average shares
 and assumed conversions          6,598,930   6,668,972   6,660,565   6,650,513
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

    Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 is illustrated below:

                                 Three months ended  Nine months ended
                                    September 30        September 30
(Thousands of dollars)             1998       1997     1998       1997
---------------------            -------     ------   -------   -------
Net earnings                      $3,965     $4,607   $13,226   $10,000

Change in foreign currency
   translation adjustment             (6)        96        69       184

Total comprehensive income        $3,959     $4,703   $13,295   $10,184
                                  ======     ======   =======   =======

    (5) During the periods covered by this report, the Company acquired the assets and liabilities of three companies. These acquisitions, accounted for under the purchase method of accounting, were the result of an asset purchase in 1998 of one company for $2,300,000 cash and two separate stock purchases in 1997 for which the Company paid $3,594,000, net of cash acquired, and issued $7,050,000 of long term debt obligations. Goodwill related to these acquisitions, which represents the excess of the respective purchase prices over the fair value of the net assets acquired was $5,468,000 and $8,391,000 at September 30, 1998 and December 31, 1997, respectively, and is being amortized over forty years. The results of these companies' operations are included in the Company's consolidated statements of earnings since their effective dates of acquisition. The accompanying balance sheets as of September 30, 1998 and December 31, 1997 include estimated allocations of the respective purchase prices which are subject to later adjustment. The Company's consolidated results of operations on an unaudited proforma basis, as though the businesses acquired had been acquired on the first day of the period being reported are presented below:

                                                   Three months ended    Nine months ended
                                                      September 30         September 30
(Thousands of dollars, except per share data)        1998      1997       1998       1997
--------------------------------------------        ----------------    -------------------
 Pro forma revenues                                 $66,649   $79,615   $221,189   $211,088
 Pro forma net earnings                               3,965     4,767     13,406     10,713
 Pro forma earnings per common share:
   Basic                                                .61       .73       2.05       1.64
   Diluted                                              .60       .71       2.01       1.61

        These proforma results are presented for information purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the period being reported, nor should they be viewed as indicative of future results of operations.

        In addition to the acquisitions discussed above and subsequent to September 30, 1998, the Company acquired an industrial gear manufacturing company located in France for $7,500,000 in cash and stock. This acquisition will be accounted for under the purchase method of accounting.

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

Management's Discussion and Analysis

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Changes in Financial Condition

    At September 30, 1998, the Company had net working capital of $65,543,000 as compared to $68,854,000 at December 31, 1997, a decrease of $3,311,000. Inventories increased by approximately $12,287,000 to $42,365,000 at September 30, 1998 from $30,078,000 at December 31, 1997. The increase in inventory levels is primarily related to the capitalization of certain maintenance and supply items. Accounts payable increased $1,083,000 to $8,252,000 at September 30, 1998 from $7,169,000 at December 31, 1997 and can be attributed to increased inventory levels above the increase due to capitalized maintenance and supply items discussed above.

    In the first nine months of 1998, the Company expended $17,396,000 for additions to Property, Plant and Equipment (P. P. & E.) for capacity expansions and equipment replacements as compared to $15,345,000 for the same period in 1997. During 1997 and 1998, the Company financed a portion of its acquisition program through the issuance of long term notes payable as reflected in the accompanying balance sheets at September 30, 1998 and December 31, 1997. The Company believes that its existing net working capital, cash provided by operations and available borrowing capacity will be sufficient to satisfy current requirements for the next twelve months.

(2)  Changes in Results of Operations

    Net sales for the three months and the nine months ended September 30, 1998 decreased 15% and increased 6%, respectively, over the same periods ended September 30, 1997. Sales by product group for the three months and nine months ended September 30, 1998 and 1997 were as follows:


                        THREE MONTHS ENDED           NINE MONTHS ENDED
                          September 30        %       September 30       %
                        ----------------   Increase  ----------------  Increase
                          1998    1997    (Decrease)   1998     1997  (Decrease)
                        -------  -------  --------   -------   ------  --------
                         (In thousands)                (In thousands)
Oil field pumping
  units                 $11,644  $23,624    (51%)   $ 47,778   $ 57,866  (17%)
Power transmission
  products               18,068   18,593     (3%)     53,750     51,941    3%
Foundry castings          6,523    9,098    (28%)     24,410     25,938   (6%)
Trailers                 30,414   27,525     10%      94,309     71,876   31%
                         ------   ------    ----     -------    -------  ----
                        $66,649  $78,840    (15%)   $220,247   $207,621    6%
                        =======  =======            ========   ========

       For the third quarter and first nine months of 1998, trailer sales were up 10% and 31%, respectively, compared to the same periods in 1997. Trailer sales volumes increased as a result of stronger trailer market demands. Oil field pumping unit sales declined 51% in the third quarter of 1998 and 17% in the nine months ended September 30, 1998 as compared to the same periods in 1997, as anticipated due to the lower price of oil from a year ago. Foundry castings realized a 6% decrease in sales during the nine months ended September 30, 1998 as compared to the same period in 1997.

       Gross profit as a percentage of sales increased 3% from 17% to 20% for the third quarter of 1998 as compared to the same period in 1997, while showing a 2% increase to 18% from 16% for the nine months ended September 30, 1998 and 1997, respectively. This increase is due primarily to an increased volume of higher margin power transmission product sales offset by higher sales volumes of lower margin products in the trailer division.

       Selling, General and Administrative (S.G.& A.) expenses increased $185,000 for the three months ended September 30, 1998 and $792,000 for the nine months ended September 30, 1998 over the same periods in 1997. The increase in S.G.& A. expenses resulted primarily from increased selling expenses associated with the Company's efforts to expand its presence in new markets world wide.

       Other income increased to $544,000 from $317,000 for the third quarter of 1998 and decreased to $1,362,000 from $1,408,000 for the first nine months of 1998 as compared to the same periods in 1997, in part due to increased temporary investment balances during the quarter but lower temporary investment balances year to date resulting from cash used for acquisition activities.

       The Company recorded income tax expenses of $7,767,000 for the first nine months of 1998 compared to $5,385,000 for the same period in 1997, reflecting an increase of two percentage points in the effective tax rate.

       Net earnings for the three months and nine months ended September 30, 1998 were $3,965,000 and $13,226,000, respectively, compared to $4,607,000 and
$10,000,000, respectively, for the same periods in 1997. The decrease in the third quarter of 1998 is primarily due to lower demands for oil field and foundry products.

       Net earnings for the three and nine months ended September 30, 1998 include non-recurring gains of approximately $1,000,000, or $0.14 per share (diluted), related primarily to the sale of certain assets and lower than expected costs on certain employee benefits and manufacturing items. In July, 1998, the Company began capitalizing certain maintenance and supplies inventory to better match the estimated cost of such inventory with the related equipment produced. Such inventory will be capitalized over the three years of its estimated use and had the effect of increasing net earnings by $472,000, or $0.07 per share (diluted) for the three and nine months ended September 30, 1998.

Backlog by product group at September 30, 1998 and December 31, 1997 was as follows:

                                   September 30     December 31         %
                                      1998             1997          Change
                                   ----------       ----------      --------
                                          (In thousands)
Oil field pumping units              $  2,314         $ 15,235        (85%)
Power transmission products            33,246           36,636         (9%)
Foundry castings                       10,373           15,709        (34%)
Trailers                               29,784           62,843        (53%)
                                     --------         --------         --
                                     $ 75,717         $130,423        (42%)
                                     ========         ========
       The total backlog decreased $54,706,000 to $75,717,000 at September 30, 1998 from $130,423,000 at December 31, 1997. The 85% decrease to $2,314,000 at
September 30, 1998 from $15,235,000 at December 31, 1997 for oil field products was anticipated due to the lower price of oil in the first nine months of 1998 as compared to the previous year which resulted in a reduction in incoming orders. The Company intends to continue to aggressively manage the cost side of the business, as the uncertainty surrounding the world oil markets and industrial sectors causes the outlook for the upcoming fourth quarter to be less than anticipated earlier.

       The backlog for foundry castings has declined $5,336,000 to $10,373,000 at September 30, 1998 from $15,709,000 at December 31, 1997. The decline in incoming orders is primarily due to increased pricing pressure from the Far East markets. The depressed Asian economies coupled with unfavorable changes in the monetary exchange rates contributed to this decline. The captive market for foundry castings declined due to the uncertainties surrounding the world oil markets. Also declining due to the general softening of the Asian markets were backlogs for power transmission products, which experienced a slight decline of 9% to $33,246,000 at September 30, 1998 from $36,636,000 at December 31, 1997.
The backlog for trailers decreased 53%, $33,059,000, to $29,784,000 at September 30, 1998 from $62,843,000, at December 31, 1997. This decrease was due to recent record shipments of highway trailer products.

       During 1997, the Company completed a comprehensive evaluation of its information technology infrastructure for the Y2K (Year 2000) compliance. Following its evaluation, the Company determined that the purchase of new information technology systems provided the best remediation solution as well as provided increased commercial and financial functionality when compared to modifying its existing mature system. Management estimates that the capitalizable cost of the system and implementation will be approximately $9.3 million. The Company had capitalized $8.8 million and $4.3 million relating to the project as of September 30, 1998 and December 31, 1997, respectively. The new system implementation is scheduled for completion by December 31, 1998 and will be amortized over a seven year estimated useful life.

       The Company has developed a comprehensive Y2K compliance program which encompasses a wide area of related issues. This program will examine not only internal issues such as machinery and equipment, but when completed, should provide reasonable assurance that normal operations will not be adversely affected by Y2K issues from external parties. This plan includes the areas of transportation, banking, power supply, communications, suppliers and customers. This program is scheduled for completion by June 30, 1999. Estimates of the cost of this program have not been finalized, but are not expected to have a material adverse effect on net earnings. The Company believes that in meeting these implementation dates the risks of the Year 2000 issue will be addressed.

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


                                         LUFKIN INDUSTRIES, INC.
                                         -----------------------------


Date     November 12, 1998               /s/ C. James Haley, Jr.
                                         -----------------------------
                                         C. James Haley, Jr.
                                         Secretary-Treasurer
                                         (Principal financial officer
                                          and officer authorized to sign
                                          on behalf of the registrant)