Form 10-K
period 1998-12-31
LUFKIN INDUSTRIES INC
filed 1999-03-25
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           December 31,
For the fiscal year ended    1998                 Commission file number  0-2612

                            LUFKIN INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Texas                                    75-0404410
      -------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     601 South Raguet, Lufkin, Texas                          75904
 ----------------------------------------                  ----------
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

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Company's voting stock held by non-affiliates as of January 31, 1999 was $104,753,000.

6,577,051 shares of the Company's Common Stock were outstanding on December 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Product Line Information" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 5, 1999, are incorporated by reference in
Part III hereof.

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

     The Company manufactures most of the component parts used in its Oil Field, Foundry Castings and Power Transmission products and purchases the raw materials and outside manufactured parts from a variety of suppliers on an order basis. The Trailer Division generally assembles various component parts manufactured by others. The inventory consists primarily of raw materials and component parts which are generally assembled into finished products to fill specific customer orders. These finished products are sold primarily by the Company's own employees.

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1998, foreign sales accounted for approximately 14 percent of the Company's total sales.

     The Company's domestic and international markets are highly competitive with price, quality and speed of delivery being important factors. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the United States, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total pumping unit market. The Company does not believe it has a large market share in the power transmission, foundry castings or trailer markets.

     The Company employed approximately 2,300 people at December 31, 1998, including approximately 1,700 that were paid on an hourly basis. The Company has an open shop contract, which runs to October 3, 1999, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

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

     None

Item 4.   Submission of Matters to a Vote of Shareholders

     None

Item 4A.  Executive Officers of the Registrant

     The following information is submitted with respect to the executive officers of the Company as of March 1, 1999:
                                                            Officer
   Name                 Position with Company        Age     Since
   ----                 ---------------------        ---    -------
D. V. Smith             Chairman, President &
                          Chief Executive Officer     56      1993
J. F. Glick             Vice President                46      1994
M. A. Penn              Vice President                58      1983
E. G. Pittman           Vice President                65      1976
S. H. Semlinger         Vice President                45      1992
C. J. Haley, Jr.        Secretary-Treasurer           56      1973
L. M. Hoes              Vice President                52      1996
P. G. Perez             Vice President                53      1996

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

Item 6.   Selected Financial Data

                                 FIVE YEAR SUMMARY OF SELECTED
                                  CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)        1998     1997     1996     1995     1994
------------------------------------------------------------------------------------
Sales                                     $283.7   $287.6   $226.0   $248.9   $217.3
Earnings (loss) from operations             13.6     14.8     10.5      8.9     (1.2)*
Earnings (loss) per share
 Basic                                      2.11     2.26     1.57     1.31     (.18)
 Diluted                                    2.08     2.22     1.56     1.31     (.18)
Total assets                               242.8    209.8    185.9    186.3    176.8
Long term notes payable                     11.5      6.7        -        -        -
Cash dividends per share                     .72      .68      .60      .60      .60

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


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by Item 7a is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders, portions of which section are incorporated herein by reference and included as part of Exhibit 13.

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

Item 9.   Changes in and Disagreements with
            Accountants on Accounting and Financial Disclosure

     None

                                   Part III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 4 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 5, 1999 ("Proxy Statement"), which section is incorporated herein by reference. The information relating to the executive officers of the Company is provided in Item 4A of Part I of this Annual Report.

Item 11.  Executive Compensation

     The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 11 of the Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is included in the sections entitled "Voting Securities" and "Election of Directors" on pages 1 through 4 of the Company's Proxy Statement, which sections are incorporated herein by reference.

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

              (13)    Portions of the Annual Report
                      to Shareholders for the year ended
                      December 31, 1998 are included as an
                      exhibit to this report for the informa-
                      tion of the Securities and Exchange Com-mission.

              (21)    Schedule listing subsidiaries of the
                      registrant

              (23)    Consent of Independent Public Accountants

              (27)    Financial Data Schedule


          *Compensatory plan.

     (b)  Reports on Form 8-K filed during the fourth quarter of 1998

          None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 1999.

LUFKIN INDUSTRIES, INC.

BY /s/ C. James Haley, Jr.
   ------------------------------------------
   C. James Haley, Jr., Secretary-Treasurer
   Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 17, 1999, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.


By /s/ D. V. Smith
   ------------------------------------------
   D. V. Smith, President and Chief Executive
   Officer


By /s/ S. W. Henderson, III
   ------------------------------------------
   S. W. Henderson, III, Director


By /s/ L. R. Jalenak, Jr.
   ------------------------------------------
   L. R. Jalenak, Jr., Director


By /s/ H. H. King
   ------------------------------------------
   H. H. King, Director


By /s/ M. E. Kurth, Jr.
   ------------------------------------------
   M. E. Kurth, Jr., Director


By /s/ W. T. Little
   ------------------------------------------
   W. T. Little, Director


By /s/ J. H. Lollar
   ------------------------------------------
   J. H. Lollar, Director


By /s/ B. H. O'Neal
   ------------------------------------------
   B. H. O'Neal, Director


By /s/ H. J. Trout, Jr.
   ------------------------------------------
   H. J. Trout, Jr., Director


By /s/ W. W. Trout, Jr.
   ------------------------------------------
   W. W. Trout, Jr., Director


By /s/ T. E. Wiener
   ------------------------------------------
   T. E. Wiener, Director