Form 10-Q
period 1999-03-31
LUFKIN INDUSTRIES INC
filed 1999-05-14
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549




(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.
                               --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------------------------------

Commission File Number 0-2612
                       ------


                            LUFKIN INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Texas                                      75-040-4410
  -----------------------------                   -------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


  601 South Raguet, Lufkin, Texas                           75901
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  409-634-2211
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

Yes   X   No _____
    -----


There were 6,531,901 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 1999, not including 360,480 shares classified as Treasury Stock.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                            (Thousands of dollars)

         ASSETS                                         3-31-99     12-31-98
         ------                                        --------    ---------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                               $    783    $   1,617
    Temporary investments                                 5,938        6,147
    Receivables, net                                     37,760       38,904
    Income taxes receivable                               4,301        3,566
    Inventories                                          45,892       48,344
    Deferred income tax assets                            2,616        2,616
                                                       --------    ---------
        Total current assets                             97,290      101,194
                                                       --------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost                  262,520      261,946
    Less - Accumulated depreciation                     168,371      166,787
                                                       --------    ---------
                                                         94,149       95,159
                                                       --------    ---------
PREPAID PENSION COSTS                                    32,666       31,614

GOODWILL                                                  8,158        8,148

OTHER ASSETS                                              6,735        6,680
                                                       --------    ---------
                                                       $238,998    $ 242,795
                                                       ========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                   $ 14,917    $  12,017
    Short term debt                                       6,600        8,500
    Current portion of long
      term notes payable                                  4,145        2,687
    Payrolls and benefits                                 5,864        6,687
    Accrued warranty expenses                             2,866        2,213
    Taxes payable                                             -        2,561
    Commissions and other                                 5,869        5,551
                                                       --------    ---------
        Total current liabilities                        40,261       40,216
                                                       --------    ---------

DEFERRED INCOME TAX LIABILITIES                          16,774       16,774

POST RETIREMENT BENEFITS LIABILITY                       11,429       11,381

LONG TERM NOTES PAYABLE, NET OF CURRENT PORTION          12,273       11,528

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
     6,892,381 shares issued                              6,892        6,892
    Capital in excess of par                             18,077       18,080
    Retained earnings                                   143,482      147,413
    Treasury stock, 360,480 shares
     and 315,330 shares, respectively,
     at cost                                             (8,606)      (8,014)
    Accumulated other comprehensive income
     cumulative translation adjustment                   (1,584)      (1,475)
                                                       --------    ---------
        Total shareholders' equity                      158,261      162,896
                                                       --------    ---------
                                                       $238,998    $ 242,795
                                                       ========    =========



         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
                 (Thousands of dollars, except per share data)





                                                For the Three Months
                                                   Ended March 31
                                              ------------------------
                                                    (Unaudited)

                                                    1999          1998
                                              ----------    ----------
NET SALES                                     $   57,947    $   73,637

COST OF SALES                                     51,728        60,372
                                              ----------    ----------

      Gross profit                                 6,219        13,265

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                      10,077         6,817
                                              ----------    ----------

      Operating income (loss)                     (3,858)        6,448

INTEREST AND OTHER INCOME (EXPENSE), NET            (504)          489
                                              ----------    ----------

      Earnings (loss) before provision
        (benefit) for income taxes                (4,362)        6,937

PROVISION (BENEFIT) FOR INCOME TAXES              (1,614)        2,497
                                              ----------    ----------

      Net earnings (loss)                     $   (2,748)   $    4,440
                                              ==========    ==========

CHANGE IN FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                             (109)           76
                                              ----------    ----------

TOTAL COMPREHENSIVE INCOME (LOSS)             $   (2,857)   $    4,516
                                              ==========    ==========

EARNINGS (LOSS) PER SHARE:
    Basic                                     $     (.42)   $      .67
                                              ==========    ==========
    Diluted                                   $     (.42)   $      .66
                                              ==========    ==========

DIVIDENDS PER SHARE                           $      .18    $      .18
                                              ==========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES
    Basic                                      6,510,115     6,623,182
    Diluted                                    6,513,264     6,769,582




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                              For the Three Months
                                                                 Ended March 31
                                                             ----------------------
                                                                   (Unaudited)
                                                               1999        1998
                                                             --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                        $(2,748)      $ 4,440
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)operating
     activities:
       Depreciation and amortization                           2,778         2,090
       Pension income                                         (1,052)         (805)
       Post retirement benefits                                   48            36
       (Gain)loss on sales of property,
         plant and equipment                                     257            (7)
       Changes in:
         Receivables                                           1,144        (1,306)
         Income taxes receivable                                (735)            -
         Inventories                                           2,452        (8,349)
         Accounts payable                                      2,900         5,012
         Accrued liabilities                                  (2,413)         (353)
                                                             -------       -------

Net cash provided by operating activities                      2,631           758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment                                                (2,061)       (4,272)
  Proceeds from disposition of property,
     plant and equipment                                         120             9
  Acquisitions of other companies, net of cash received          (92)            -
  (Increase) decrease in other assets                            (55)        1,773
                                                             -------       -------

Net cash used in investing
  activities                                                  (2,088)       (2,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) long term notes payable            303          (144)
  Dividends paid                                              (1,183)       (1,195)
  Proceeds from exercise of stock options                         11         1,696
  Purchase of treasury stock                                    (608)       (1,689)
                                                             -------       -------

Net cash used in financing activities                         (1,477)       (1,332)

Effect of translation on cash and temporary
  investments                                                   (109)           76
                                                             -------       -------

Net decrease in cash and
  temporary investments                                       (1,043)       (2,988)
Cash and temporary investments, at
  beginning of period                                          7,764        18,317
                                                             -------       -------

Cash and temporary investments, at
  end of period                                              $ 6,721       $15,329
                                                             =======       =======


         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    (1) In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, except as discussed below, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet included in the Company's 1998 annual report on Form 10-K. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

        These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

        Net earnings (loss)for the three months ended March 31, 1999 include non-recurring charges of $1,395,000 related to the relocation of facilities, staffing level reductions and unusual legal and warranty expenses.

    (2)  Consolidated inventories consist of the following:

                                         3-31-99                  12-31-98
                                          -------                  -------
                                               (Thousands of dollars)
Raw materials and purchased parts         $28,421                  $28,208
Work in process                            13,117                   14,805
Finished goods                              4,354                    5,331
                                          -------                  -------
                                          $45,892                  $48,344
                                          =======                  =======

     (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the year. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ending March 31, 1999 and 1998:


                                                       Three months ended March 31,
                                                       -----------------------------
                                                            1999            1998
                                                       --------------   ------------
(Thousands of dollars, except share and
 per share data)
Numerator:
 Numerator for basic and diluted earnings (loss)
    per share-income available to common
    shareholders                                          $   (2,748)     $    4,440
                                                          ==========      ==========

Denominator:
 Denominator for basic earnings (loss) per share-
    weighted-average shares                                6,510,115       6,623,182
 Effect of dilutive securities:
    employee stock options                                     3,149         146,400
                                                          ----------      ----------

 Denominator for diluted earnings (loss) per
    share-adjusted weighted-average
    shares and assumed conversions                         6,513,264       6,769,582
                                                          ==========      ==========

Basic earnings (loss) per share                           $     (.42)     $     0.67
                                                          ==========      ==========

Diluted earnings (loss) per share                         $     (.42)     $     0.66
                                                          ==========      ==========


     (4) All acquisitions have been accounted for under the purchase method. Goodwill, if any, resulting from each acquisition is being amortized over a forty year life. The results of these companies' operations are included in the Company's Consolidated Statement of Earnings from their respective acquisition dates forward. The accompanying balance sheet as of March 31, 1999 includes estimated allocations of the respective purchase prices which may be subject to later adjustment.

     In April 1998, the Company completed the acquisition of the assets of Lone Star Machine Shop, an oil field service company, for a cash purchase price of $2,300,000. Goodwill was $1,080,000.

     In November 1998, the Company completed the acquisition of the French company COMELOR, a manufacturer of industrial gears, for a purchase price of $7,615,000 in cash and 100,000 shares of common stock. The fair value of the net assets acquired exceeded the purchase price, therefore net assets were recorded based on the purchase price.

     In December 1998, the Company completed the acquisition of the Delta-X Corporation, a software and hardware manufacturer for the oil field service industry. Total cash payments were $4,087,000 and goodwill was $977,000.

     The following unaudited pro forma information presents the results of the Company's consolidated results of operations had the acquisitions taken place on the first day of the year being reported:


                                                    Three Months Ended March 31
(Thousands of dollars, except per share amounts)         1999          1998
------------------------------------------------    ------------    -----------
                                                      (Unaudited)   (Unaudited)
  Pro forma revenues                                     $57,947       $79,390
  Pro forma net earnings                                  (2,748)        4,774
  Pro forma earnings per common share:
     Basic                                                  (.42)          .72
     Diluted                                                (.42)          .71

     These proforma results are presented for information purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the year being reported, nor should they be viewed as indicative of future results of operations.

  (5) A Class Action Complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleges race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision which certified a Class for this case which includes all persons of a certain minority employed by the company from March 6, 1994 to the present.

     This decision by the District Court has been appealed by the Company to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action supports its position and is confident that it will prevail if this case is tried on the merits.

     The net loss reported by the Company for the first quarter of 1999 includes an unusual charge of $630,000 (net of income tax effects), for legal expenses related to this particular legal action.

  There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

  (6) In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. The Company adopted SFAS No. 130 effective January 1, 1998.

  (7) The Company operates with four business segments--oil field, power transmission, foundry and trailer. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings. The four operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate expenses and assets are allocated to the operating segments primarily based upon third party revenues. The following is a summary of key business segment and product group information.


                                   For the three months ended March 31, 1999
                                   -----------------------------------------

                                           Power
Thousands of dollars       Oil field   Transmission     Foundry      Trailer    Corporate     Total
-----------------------   ----------   -------------    --------     --------   ----------   --------
Gross sales                $10,288         $18,026      $5,207      $25,250                 $58,771
Intercompany sales            (799)            (25)          -            -            -       (824)
                           -------         -------      ------      -------      -------    -------
Net sales                  $ 9,489         $18,001      $5,207      $25,250            -    $57,947
                           =======         =======      ======      =======      =======    =======

Operating income
   (loss)                  $(2,141)        $(1,425)     $ (962)     $   670      $     -    $(3,858)
Interest (expense)               -               -           -            -         (504)      (504)
                           -------         -------      ------      -------      -------    -------
Income before tax
 provision (benefit)       $ 2,141         $(1,425)     $ (962)     $   670      $  (504)   $(4,362)
                           =======         =======      ======      =======      =======    =======



                                   For the three months ended March 31, 1998
                                   -----------------------------------------

                                           Power
Thousands of dollars      Oil field    Transmission    Foundry   Trailer   Corporate    Total
-----------------------   ----------   -------------   -------   -------   ---------   --------
Gross sales                 $22,997         $20,996     $9,469   $27,459               $80,921
Intercompany sales           (3,351)         (3,933)         -         -           -    (7,284)
                            -------         -------     ------   -------        ----   -------
Net sales                   $19,646         $17,063     $9,469   $27,459           -   $73,637
                            =======         =======     ======   =======        ====   =======

Operating income            $ 2,735         $ 1,078     $  891   $ 1,744        $  -   $ 6,448
Interest income                   -               -          -         -         489       489
                            -------         -------     ------   -------        ----   -------
Income before tax
 provision                  $ 2,735         $ 1,078     $  891   $ 1,744        $489   $ 6,937
                            =======         =======     ======   =======        ====   =======


Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the quarter ended March 31, 1999 and 1998 were $57,947,000 and $73,637,000 million, respectively.

      During the first quarter of 1999 the Company experienced a decrease in net sales in all product groups except the power transmission group as compared to the same reporting period of 1998. The following table summarizes the change in net sales by product group.


                             Three Months Ended
                                 March 31
                            --------------------    Increase
                              1999       1998      (Decrease)
                            --------   ---------   ----------
                           (thousands of dollars)
      Oil field                $ 9,489   $19,646    $(10,157)
      Power transmission        18,001    17,063         938
      Foundry castings           5,207     9,469      (4,262)
      Trailers                  25,250    27,459      (2,209)
                               -------   -------    --------
          Total                $57,947   $73,637    $(15,690)
                               =======   =======    ========

      World economic conditions continued to be difficult during the first quarter across the four business segments. A lower price per barrel of oil and pricing pressure from the Far East markets contributed to the decline in sales. While the decline in sales directly affected earnings, management continues to take actions to bring costs in line with current business levels, as evidenced by the non-recurring charge discussed below for staffing level adjustments.

      The Company reported an operating loss of $3,858,000 for the first quarter of 1999 as compared to operating income of $6,448,000 in the first quarter of 1998. Contributing to this decline were the decline in sales and $1,251,000 (net of income tax effects)of non-recurring charges related to the relocation of facilities, staffing level reductions and unusual legal and warranty expenses.

      Selling, General and Administrative expenses as a percent of sales increased to 17% in the quarter ending March 31, 1999 from 9% in the same reporting period for 1998, primarily due to $1,434,000 of non-recurring charges related to staffing reductions, relocation of facilities and unusual legal expenses.

      Interest and other income and expense, composed primarily of interest income and expense has declined to an expense of $504,000 in the first quarter of 1999 from income of $489,000 in the first quarter of 1998. This increase in expense is due primarily to the increased interest expense related to long term and current borrowings and a non-recurring charge of $144,000 (net of income tax effects) related to asset disposition due to facilities relocation.

      For the quarter ended March 31, 1999 the Company reported a net loss of $2,748,000 as compared to net earnings of $4,440,000 in the first quarter of 1998.

      At March 31, 1999, the backlog was $90,532,000 as compared to $125,830,000 at December 31, 1998, a decrease of $35,298,000. All business segments experienced decreases. Backlog by product group at March 31, 1999 and December 31, 1998 was as follows:

                              March 31   December 31    Increase
                                1999        1998       (Decrease)
                              --------   -----------   ----------
                              (thousands of dollars)
      Oil field                $ 1,850      $ 10,139    $ (8,289)
      Power transmission        36,194        39,080      (2,886)
      Foundry castings           8,798        13,932      (5,134)
      Trailers                  43,690        62,679     (18,989)
                               -------      --------    --------
          Total                $90,532      $125,830    $(35,298)
                               =======      ========    ========


MARKET RISK

      The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its obligation under the discretionary line of credit, of which $6,600,000 had been borrowed as of March 31, 1999 and $5,500,000 borrowed as of April 30, 1999. The weighted average interest rate on the $6,600,000 of outstanding indebtedness was 6.0% at March 31, 1999.

IMPACT OF THE YEAR 2000

      YEAR 2000 ISSUE. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and the dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

      COMPLIANCE PROGRAM AND COMPANY READINESS. Prior to 1998, the Company completed a comprehensive evaluation of its information technology systems to determine which systems would be affected by the year 2000 ("Y2K"). Following this evaluation, the Company determined that the purchase of new Y2K compliant software applications would provide increased commercial and financial functionality when compared to its existing mature software. The new information technology system is substantially complete and should be completely finished by the third quarter of 1999.

      The Company is currently assessing the Y2K readiness of its non-information technology systems. This process is substantially complete and has involved the testing and evaluation of electrical equipment, embedded microprocessor chips and machine controls throughout the Company.

      The Company has begun the process of requesting information about Y2K readiness from its vendors. This process is about 60% complete. The Company believes that the risk of sole-source exposure is minimal since alternate sources exist for most of the items purchased by the Company. Utility and communication providers and financial institutions have been contacted. They have responded that they are actively addressing the Y2K issue and feel that the risk of any interruption of service will be minimal.

      The Company is receiving Y2K compliance questionnaires from its customers daily, indicating their awareness of the Y2K issue and its possible risks; thus the Company has chosen not to pursue the Y2K compliance of its customer base.

      COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. It has been estimated that the capitalizable costs of the new information technology software and its implementation will be approximately $9,500,000. The Company has capitalized such costs of $9,413,000 at March 31, 1999. The new information technology system will be depreciated over a seven year useful life. The Company estimates that it will have to dispose of non-Y2K compliant computer equipment with a net book value of approximately $0.1 million. The non-information technology systems found to be non-compliant were immaterial in nature and of minimal cost to repair or replace.

      RISK OF NON-COMPLIANCE AND CONTINGENCY PLANS. The Company recognizes the possibility that its systems may not be completely Y2K compliant by December 31, 1999. There is also a risk that all third parties upon whom the Company relies will not be completely Y2K compliant at year end 1999. The effects of any degree of Y2K non-compliance on revenues, costs and net earnings is not possible to accurately predict at this time.

      Worst case scenarios include a total shutdown of all operations and a loss of all revenues in fiscal year 2000; however, the Company believes that the risk of this worst case scenario is almost non-existent. Although no assurance can be given, the Company believes that business interruption will be minimal and should not result in a material adverse effect on the Company's consolidated statement of earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $3,949,000 to $57,029,00 from $60,978,000 at December 31, 1998. At March 31, 1999 accounts receivable decreased $1,144,000 to $37,760,000 from $38,904,000 at December 31, 1998. Inventory totaled $45,892,000 at March 31, 1999, a decrease of $2,452,000 from $48,344,000 at
December 31, 1998. Accounts payable increased $2,900,000 to $14,917,000 from $12,017,000 at the end of 1998.

      In June 1998 the Company entered into a credit agreement for a discretionary line of credit totaling $10,000,000. This agreement was superseded by an agreement in December 1998 increasing the discretionary line of credit to $13,000,000. At April 30, 1999, $7,500,000 remained available for borrowing.

      In the first quarter of 1999, the Company expended $2,061,000 for additions to Property, Plant & Equipment (P.P. & E.) for capacity expansions and equipment replacements as compared to $4,272,000 for the period ending March 31, 1998. In recent years P. P. & E. expenditures have been financed with internally generated funds. During 1998, the Company financed a portion of its acquisition program through the issuance of long term notes payable. The Company plans to fund future P. P. & E. expenditures and its acquisitions program using these two methods. The Company believes that its existing working capital and available borrowing capacity will be sufficient to satisfy 1999 cash requirements.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its obligation under the discretionary line of credit, of which $6,600,000 had been borrowed as of March 31, 1999 and $5,500,000 borrowed as of April 30, 1999. The weighted average interest rate on the $6,600,000 of outstanding indebtedness was 6.0% at March 31, 1999.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

      A Class Action Complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleges race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision which certified a Class for this case which includes all persons of a certain minority employed by the company from March 6, 1994 to the present.

      This decision by the District Court has been appealed by the Company to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action supports its position and is confident that it will prevail if this case is tried on the merits.

Item 6.  Exhibits and Reports Form 8-K

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



Date      May 14, 1999                        /s/ C. James Haley, Jr.
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