Form 10-Q
period 1999-06-30
LUFKIN INDUSTRIES INC
filed 1999-08-12
CIK 60849

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D. C. 20549


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                               -------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number 0-2612
                       ------


                            LUFKIN INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Texas                                   75-040-4410
 -----------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


        601 South Raguet, Lufkin, Texas                          75904
------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  409-634-2211
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


There were 6,472,101 shares of Common Stock, $1.00 par value per share, outstanding as of June 30, 1999, not including 420,280 shares classified as Treasury Stock.

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS--JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Thousands of dollars)

         ASSETS                                        6-30-99     12-31-98
         ------                                      ----------    ---------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                               $    673    $   1,617
    Temporary investments                                 5,938        6,147
    Receivables, net                                     30,511       38,904
    Income taxes receivable                               3,090        3,566
    Inventories                                          46,032       48,344
    Deferred income tax assets                            2,615        2,616
                                                       --------    ---------
        Total current assets                             88,859      101,194
                                                       --------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost                  264,457      261,946
    Less - Accumulated depreciation                     170,740      166,787
                                                       --------    ---------
                                                         93,717       95,159

PREPAID PENSION COSTS                                    34,146       31,614

GOODWILL, net                                             8,159        8,148

OTHER ASSETS                                              6,663        6,680
                                                       --------    ---------
                                                       $231,544    $ 242,795
                                                       ========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                   $  9,292    $  12,017
    Short term notes payable                              8,000        8,500
    Current portion of long
      term notes payable                                  2,687        2,687
    Payroll and benefits                                  6,593        6,687
    Accrued warranty expenses                             2,735        2,213
    Taxes payable                                         1,899        2,561
    Other accrued liabilities                             5,555        5,551
                                                       --------    ---------
        Total current liabilities                        36,761       40,216
                                                       --------    ---------

DEFERRED INCOME TAX LIABILITIES                          16,774       16,774

POST RETIREMENT BENEFITS LIABILITY                       11,567       11,381

LONG TERM NOTES PAYABLE, NET OF CURRENT PORTION          10,534       11,528

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share;
     20,000,000 shares authorized;
     6,892,381 shares issued                              6,892        6,892
    Capital in excess of par                             18,076       18,080
    Retained earnings                                   142,388      147,413
    Treasury stock, 420,280 shares
     and 315,330 shares, respectively, at cost           (9,760)      (8,014)
    Accumulated other comprehensive income
     Cumulative translation adjustment                   (1,688)      (1,475)
                                                       --------    ---------
        Total shareholders' equity                      155,908      162,896
                                                       --------    ---------
                                                       $231,544    $ 242,795
                                                       ========    =========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                 (Thousands of dollars, except per share data)

                                                For the Three Months      For the Six Months
                                                   Ended June 30             Ended June 30
                                              ------------------------   --------------------
                                                      (Unaudited)            (Unaudited)
                                                   1999         1998       1999        1998
                                              --------------   -------   ---------   --------
NET SALES                                           $57,594    $79,962   $115,541    $153,598
COST OF SALES                                        49,513     65,978    101,241     126,349
                                                    -------    -------   --------    --------
  Gross profit                                        8,081     13,984     14,300      27,249
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            7,987      6,780     18,064      13,597
                                                    -------    -------   --------    --------
     Operating income (loss)                             94      7,204     (3,764)     13,652
INTEREST AND OTHER INCOME (EXPENSE), NET                 27        329       (477)        818
                                                    -------    -------   --------    --------
     Earnings (loss) before provision
      (benefit) for income taxes                        121      7,533     (4,241)     14,470
PROVISION (BENEFIT) FOR INCOME TAXES                     46      2,712     (1,568)      5,209
                                                    -------    -------   --------    --------
     Net earnings (loss)                            $    75    $ 4,821   $ (2,673)   $  9,261
                                                    =======    =======   ========    ========
CHANGE IN FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                (103)         9       (213)         85
                                                    -------    -------   --------    --------
TOTAL COMPREHENSIVE INCOME (LOSS)                   $   (28)   $ 4,830   $ (2,886)   $  9,346
                                                    =======    =======   ========    ========
EARNINGS (LOSS)PER SHARE
  Basic                                             $   .01    $   .73   $  (0.41)   $   1.41
                                                    =======    =======   ========    ========
  Diluted                                           $   .01    $   .72   $  (0.41)   $   1.38
                                                    =======    =======   ========    ========
DIVIDENDS PER SHARE                                 $   .18    $   .18   $    .36    $    .36
                                                    =======    =======   ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                           6,394,492  6,588,716  6,421,997   6,590,145
                                                  =========  =========  =========   =========
  Diluted                                         6,396,090  6,707,300  6,421,997   6,724,861
                                                  =========  =========  =========   =========

          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (Thousands of dollars)

                                                                        For the Six Months
                                                                           Ended June 30
                                                                ----------------------------------
                                                                     1999               1998
                                                                --------------   -----------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                              $(2,673)         $ 9,261
     Adjustments to reconcile net earnings
          to net cash provided by operating
          activities:
            Depreciation and amortization                               5,415            4,196
            Deferred income tax asset                                       1                -
            Pension income                                             (2,532)          (1,610)
            Post retirement benefits                                      186               79
            (Gain)loss on disposition of property,
              plant and equipment                                         319              (74)
            Changes in:
              Receivables, net                                          8,393           (4,573)
              Income taxes receivable                                     476                -
              Inventories                                               2,312           (9,212)
              Accounts payable                                         (2,725)           5,414
              Accrued liabilities                                        (230)          (1,298)
                                                                      -------          -------
Net cash provided by operating activities                               8,942            2,183

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                        (4,162)          (9,880)
     Proceeds from disposition of property,
          plant and equipment                                             120              116
     Acquisitions of other companies, net of cash received               (261)               -
     (Increase) decrease in other assets                                   17             (162)
                                                                      -------          -------
Net cash used in investing activities                                  (4,286)          (9,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payment of)notes payable                           (1,494)           4,713
     Dividends paid                                                    (2,352)          (2,383)
     Proceeds from exercise of stock options                                7            1,900
     Purchase of treasury stock                                        (1,757)          (3,074)
                                                                      -------          -------
Net cash provided by (used in) financing activities                    (5,596)           1,156
Effect of translation on cash and temporary investments                  (213)              85
                                                                      -------          -------
Net decrease in cash and temporary investments                         (1,153)          (6,502)
Cash and temporary investments, at beginning of period                  7,764           18,317
                                                                      -------          -------
Cash and temporary investments, at end of period                      $ 6,611          $11,815
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

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, except as discussed below, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and Subsidiaries (the "Company") for all periods presented. The consolidated balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet included in the Company's 1998 annual report on Form 10-K. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

         Net earnings (loss)for the six months ended June 30, 1999 include non-recurring charges of $1,395,000 related to the relocation of facilities, staffing level reductions and unusual legal and warranty expenses.

    (2)  Consolidated inventories consist of the following:

                                         6-30-99      12-31-98
                                       ----------     --------
                                        (Thousands of dollars)
Raw materials and purchased parts       $  26,467      $28,208
Work in process                            14,360       14,805
Finished goods                              5,205        5,331
                                        ---------      -------
                                        $  46,032      $48,344
                                        =========      =======

     (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the year. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 1999 and 1998:

                                              Three months ended June 30   Six months ended June 30
                                                  1999          1998           1999          1998
                                              ------------   -----------   ------------   ----------
(Thousands of dollars,
 except share and per share data)
-------------------------------------------
Numerator:
 Numerator for basic and diluted
   earnings (loss)per share-income
   available to common shareholders             $       75    $    4,821    $   (2,673)   $    9,261

Denominator:
 Denominator for basic earnings (loss)
   per share-weighted-average shares             6,394,492     6,588,716     6,421,997     6,590,145
 Effect of dilutive securities:
    employee stock options                           1,598       118,584             -       134,716
                                                ----------    ----------    ----------    ----------
 Denominator for diluted earnings (loss)
   per share-adjusted weighted-average
   shares and assumed conversions                6,396,090     6,707,300     6,421,997     6,724,861
                                                ==========    ==========    ==========    ==========
Basic earnings (loss) per share                 $      .01    $      .73    $    (0.41)   $     1.41
                                                ==========    ==========    ==========    ==========
Diluted earnings (loss) per share               $      .01    $      .72    $    (0.41)   $     1.38
                                                ==========    ==========    ==========    ==========

  (4) All acquisitions have been accounted for under the purchase method. Goodwill, if any, resulting from each acquisition is being amortized over a forty year life. The results of these companies' operations are included in the Company's consolidated statements of earnings and comprehensive income from their respective acquisition dates forward. The accompanying balance sheet as of June, 1999 includes estimated allocations of the respective purchase prices which may be subject to later adjustment.

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

  The following unaudited pro forma information presents the results of the Company's consolidated results of operations had the acquisitions taken place on the first day of the year being reported:

                                                   Three Months Ended June 30    Six Months Ended June 30
(Thousands of dollars,                                  1999           1998          1999          1998
Except per share amounts)                                   (Unaudited)                 (Unaudited)
------------------------------------------------   ---------------------------   -------------------------
  Pro forma revenues                                     $57,594       $84,773      $115,541      $164,222
  Pro forma net earnings (loss)                               75         4,975        (2,673)        9,797
  Pro forma earnings (loss) per common share:
        Basic                                                .01           .74         (0.41)         1.46
        Diluted                                              .01           .73         (0.41)         1.44

     These proforma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the year being reported, nor should they be viewed as indicative of future results of operations.

  (5) A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision which certified a class for this case which includes all persons of a certain minority employed by the company from March 6, 1994 to the present.

     This decision by the District Court has been appealed by the Company to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on the merits.

     The net loss reported by the Company for the first six months of 1999 includes an unusual charge of $630,000 (net of income tax effects), for legal expenses related to this legal action.

  There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

  (6) The Company operates with four business segments--oil field, power transmission, foundry and trailer. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings. The four operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate expenses are allocated to the operating segments primarily based upon third party revenues. The following is a summary of key business segment and product group information (in thousands of dollars).

                                        For the three months ended June 30, 1999
                                        ----------------------------------------
                                               Power
                              Oil field    Transmission    Foundry    Trailer   Corporate    Total
                              ----------   -------------   --------   -------   ---------   --------
Gross sales                     $ 9,588         $18,389     $6,417    $24,604         $ -   $58,998
Intercompany sales                 (848)            (22)      (534)         -           -    (1,404)
                                -------         -------     ------    -------   ---------   -------
Net sales                       $ 8,740         $18,367     $5,883    $24,604         $ -   $57,594
                                =======         =======     ======    =======   =========   =======
Operating income
   (loss)                       $(1,484)        $   134     $ (311)   $ 1,755         $ -   $    94
Interest and other
   income                             -               -          -          -          27        27
                                -------         -------     ------    -------   ---------   -------
Income (loss) before tax
 provision (benefit)            $(1,484)        $   134     $ (311)   $ 1,755         $27   $   121
                                =======         =======     ======    =======   =========   =======
                                  For the three months ended June 30, 1998
                                  ----------------------------------------
                                         Power
                        Oil field    Transmission    Foundry   Trailer   Corporate     Total
                        ----------   -------------   -------   -------   ---------   ---------
Gross sales               $17,563         $18,629     $8,417   $36,437        $  -    $81,046
Intercompany sales         (1,075)             (9)         -         -           -     (1,084)
                          -------         -------     ------   -------   ---------    -------
Net sales                 $16,488         $18,620     $8,417   $36,437        $  -    $79,962
                          =======         =======     ======   =======   =========    =======
Operating income          $   995         $ 2,446     $  394   $ 3,369        $  -    $ 7,204
Interest and other
   income                       -               -          -         -         329        329
                          -------         -------     ------   -------   ---------    -------
Income before tax
 provision                $   995         $ 2,446     $  394   $ 3,369        $329    $ 7,533
                          =======         =======     ======   =======   =========    =======

                                                For the six months ended June 30, 1999
                                                --------------------------------------
                                                        Power
                                    Oil field       Transmission    Foundry    Trailer    Corporate      Total
                                -----------------   -------------   --------   --------   ----------   ---------
Gross sales                          $19,727             $36,420    $12,860    $49,854      $     -    $118,861
Intercompany sales                    (1,498)                (52)    (1,770)         -            -      (3,320)
                                     -------             -------    -------    -------    ---------    --------
Net sales                            $18,229             $36,368    $11,090    $49,854      $     -    $115,541
                                     =======             =======    =======    =======    =========    ========

Operating income
   (loss)                            $(3,625)            $(1,291)   $(1,273)   $ 2,425      $     -    $ (3,764)
Interest and other
   expense                                 -                   -          -          -         (477)       (477)
                                     -------             -------    -------    -------    ---------    --------
Income (loss)before tax
 provision (benefit)                 $(3,625)            $(1,291)   $(1,273)   $ 2,425      $  (477)    $(4,241)
                                     ========            =======    =======    =======    =========    ========

                                                         For the six months ended June 30, 1998
                                                       -------------------------------------------
                                                                Power
                                              Oil field      Transmission    Foundry    Trailer    Corporate    Total
                                              ------------   ------------    -------    -------    ---------    --------
Gross sales                                    $  40,560          $35,696    $17,887    $63,894      $     -    $158,037
Intercompany sales                                (4,426)             (13)         -          -            -      (4,439)
                                               ---------          -------    -------    -------    ---------    --------
Net sales                                      $  36,134          $35,683    $17,887    $63,894      $     -    $153,598
                                               =========          =======    =======    =======    =========    ========

Operating income                               $   3,730          $ 3,524    $ 1,285    $ 5,113      $     -    $ 13,652
Interest and other
   income                                              -                -          -          -          818         818
                                               ---------          -------    -------    -------    ---------    --------
Income before tax
 provision                                     $   3,730          $ 3,524    $ 1,285    $ 5,113      $   818    $ 14,470
                                               =========          =======    =======    =======    =========    ========

Item 2.  Management's Discussion and Analysis

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the three months and six months ended June 30, 1999 were $57,594,000 and $115,541,000, decreasing 28.0% and 24.8%, respectively from
$79,962,000 and $153,598,000 for the same periods in 1998. All product groups experienced a decrease with the exception of the power transmission group, which increased 1.9% for the six months ended June 30, 1999 over the same period in 1998. The following table summarizes the changes in net sales by product group.

                           Three Months Ended                     Six Months Ended
                                 June 30               %              June 30              %
                         -----------------------                 -------------------
                                                    Increase                            Increase
                            1999         1998      (Decrease)      1999       1998     (Decrease)
                         -----------   ---------   -----------   --------   --------   -----------
                         (thousands of dollars)                  (thousands of dollars)
 Oil field                   $ 8,740     $16,488       (47.0%)   $ 18,229   $ 36,134       (49.6%)
 Power transmission           18,367      18,620        (1.4%)     36,368     35,683         1.9%
 Foundry castings              5,883       8,417       (30.1%)     11,090     17,887       (38.0%)
 Trailers                     24,604      36,437       (32.5%)     49,854     63,894       (22.0%)
                             -------     -------                 --------   --------
     Total                   $57,594     $79,962       (28.0%)   $115,541   $153,598       (24.8%)
                             =======     =======                 ========   ========

  The oil field group experienced a significant decline in sales both in the second quarter and six months ended June 30, 1999. While the price per barrel of oil increased during the second quarter of 1999, the overall gas and oil economy is slower to react in the areas of capital spending, which has affected sales in the oil field and foundry business groups. Decreased capital spending in the petro chemical industry combined with a general softening of the customer base in the tire and rubber industry has affected sales in the power transmission and foundry groups, although improvements in manufacturing and engineering design have enabled the power transmission business group to shorten lead times and take advantage of opportunities that were unavailable previously. Increased pricing pressure from the Far East and South American markets continues to impact sales in the foundry business group. The trailer business group continues to ride out the current downturn in the cyclical nature of their industry, which typically runs a five to seven year cycle. While the decline in sales directly affected earnings, management continues to take actions to bring costs in line with current business levels, as evidenced by the non-recurring charge discussed below for staffing level adjustments.

  The Company reported gross profit for the three and six months ended June 30, 1999 of $8,081,000 and $14,300,000, respectively, compared to $13,984,000 and
$27,249,000 for the same periods in 1998. Gross profit as a percent of sales decreased to 14% and 12% for the three and six months ended June 30, 1999, respectively, from 17% and 16% for the same periods in 1998. While this reflects a decrease overall, gross profit as a percent of sales for the second quarter ended June 30, 1999 has shown an improvement over the three months ended March 31, 1999, in part due to the non-recurring charges, unusual warranty expenses and staffing level reductions occurring earlier in the year.

  The Company reported operating income of $94,000 and an operating loss of $3,764,000 for the three and six months ended June 30, 1999, respectively, compared to operating income of $7,204,000 and $13,652,000 for the same periods in 1998. While the six months ended June 30, 1999 reflected an operating loss, $1,251,000 (net of income tax effects) of the loss was due to non-recurring charges related to the relocation of facilities, staffing level reductions and unusual legal and warranty expenses.

  Selling, General and Administrative expenses as a percent of sales increased to 14% and 16% for the three and six months ended June 30, 1999, respectively, from 8% and 9% for the same periods in 1998. A significant portion of the change, $1,434,000, is due to non-recurring charges related to staffing level reductions, relocation of facilities and unusual legal expenses occurring in the current year first quarter.

  Interest and other income and expense, composed primarily of interest income and expense has declined to income of $27,000 and expense of $477,000 for the
three and six months ended    June 30, 1999, respectively, compared to income of
$329,000 and $818,000 for the same periods in 1998. The increase in expense in the 1999 reporting periods is primarily due to increased interest expense related to long term and current borrowing and a non-recurring charge of $144,000 (net of income tax effects) resulting from asset dispositions due to facilities relocations.

  For the three and six months ended June 30, 1999, the Company reported net earnings of $75,000 and a net loss of $2,673,000, respectively, compared to net earnings of $4,821,000 and $9,261,000 for the same periods in 1998. Contributing to the decline in net earnings were non-recurring charges for staffing level reductions, relocation of facilities and unusual legal and warranty expenses of $1,394,820 (net of income tax effects), or $0.21 for diluted earnings per share occurring in the current year prior to the second quarter.

  At June 30, 1999, the backlog was $77,234,000 as compared to $90,532,000 and $88,019,000 at March 31, 1999 and December 31, 1998, respectively, a decrease of $13,298,000 and $10,785,000. All business segments experienced decreases with the exception of slight increases in the oil field and power transmission business groups. Backlog by product group at June 30 and March 31, 1999 and December 31, 1998 was as follows (in thousands of dollars):

                                              Three months ended                  Six months ended
                                                March 31, 1999                      June 30, 1999
                         June 30   March 31        Increase         December 31       Increase
                          1999       1999         (Decrease)           1998          (Decrease)
                         -------   --------   -------------------   -----------   -----------------
 Oil field               $ 4,250    $ 1,850             $  2,400        $ 3,746           $    504
 Power transmission        2,124     36,194               (4,070)        31,103              1,021
 Foundry castings          7,472      8,798               (1,326)         8,426               (954)
 Trailers                 33,388     43,690              (10,302)        44,744            (11,356)
                         -------    -------             --------        -------           --------
     Total               $77,234    $90,532             $(13,298)       $88,019           $(10,785)
                         =======    =======             ========        =======           ========

Liquidity and Capital Resources

  Working capital decreased $8,880,000 to $52,098,000 from $60,978,000 at
December 31, 1998. At June 30, 1999 accounts receivable decreased $8,393,000 to $30,511,000 from $38,904,000 at December 31, 1998. Inventory totaled $46,032,000 at June 30, 1999, a decrease of $2,312,000 from $48,344,000 at
December 31, 1998. Accounts payable decreased $2,725,000 to $9,292,000 from $12,017,000 at the end of 1998. These decreases can be attributed to the decreased business levels across the four business groups.

  In June 1998 the Company entered into a credit agreement for a discretionary line of credit totaling $10,000,000. This agreement was superseded by an agreement in December 1998 increasing the discretionary line of credit to $13,000,000. At August 2, 1999, $2,000,000 remained available for borrowing.

  During the first six months of 1999, the Company expended $2,101,000 for additions to Property, Plant & Equipment (P. P. & E.) for capacity expansions and equipment replacements as compared to $9,900,000 for the six months ending June 30, 1998. In recent years P. P. & E. expenditures have been financed with internally generated funds. During 1998, the Company financed a portion of its acquisitions program through the issuance of long term notes payable. The Company plans to fund future P. P. & E. expenditures and its acquisitions program using these two methods. The Company believes that its existing working capital and available borrowing capacity will be sufficient to satisfy 1999 cash requirements.

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

  COMPLIANCE PROGRAM AND COMPANY READINESS. Prior to 1998, the Company completed a comprehensive evaluation of its information technology systems to determine which systems would be affected by the year 2000 ("Y2K"). Following this evaluation, the Company determined that the purchase of new Y2K compliant software applications would provide increased commercial and financial functionality when compared to its existing mature software. The new information technology system is substantially complete and should be completely finished by the end of the third quarter of 1999.

  The Company is currently assessing the Y2K readiness of its non-information technology systems. This process is substantially complete and has involved the testing and evaluation of electrical equipment, embedded microprocessor chips and machine controls throughout the Company.

  The Company has begun the process of requesting information about Y2K readiness from its vendors. This process is about 80% complete. The Company believes that the risk of sole-source exposure is minimal since alternate sources exist for most of the items purchased by the Company. Utility and communication providers and financial institutions have been contacted. They have responded that they are actively addressing the Y2K issue and feel that the risk of any interruption of service will be minimal.

  The Company is receiving Y2K compliance questionnaires from its customers daily, indicating their awareness of the Y2K issue and its possible risks; thus the Company has chosen not to pursue the Y2K compliance of its customer base.

  COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. It has been estimated that the capitalizable costs of the new information technology software and its implementation will be approximately $9,500,000. The Company has capitalized such costs of $9,451,000 at June 30, 1999. The new information technology system is being depreciated over a seven year useful life. The Company estimates that it will have to dispose of non-Y2K compliant computer equipment with a net book value of approximately $0.1 million. The non-information technology systems found to date to be non-compliant were immaterial in nature and of minimal cost to repair or replace.

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

  Worst case scenarios include a total shutdown of all operations and a loss of all revenues in fiscal year 2000; however, the Company believes that the risk of this worst case scenario is remote. Although no assurance can be given, the Company believes that business interruption will be minimal and should not result in a material adverse effect on the Company's consolidated statement of earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its obligation under the discretionary line of credit, of which $8,000,000 had been borrowed as of June 30, 1999 and $11,000,000 had been borrowed as of August 2, 1999. The weighted average interest rate on the $8,000,000 of outstanding indebtedness was 6.0% at June 30, 1999.

  In addition, the Company has a credit line of $6,000,000 expiring in March 2000. At June 30 and August 2, 1999, $6,000,000 remained available for borrowing.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision which certified a class for this case which includes all persons of a certain minority employed by the company from March 6, 1994 to the present.

  This decision by the District Court has been appealed by the Company to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on the merits.

Item 6. Exhibits and Reports Form 8-K

       (A)  Exhibits

            27 - Financial Data Schedule

       (B)  Reports on Form 8-K

            None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LUFKIN INDUSTRIES, INC.
                                          -------------------------------------


Date      August 12, 1999                             /s/ R. D. Leslie
    -------------------------             -------------------------------------
                                            R. D. Leslie
                                            Treasurer
                                           (Principal financial officer
                                           and officer authorized to
                                           sign on behalf of the registrant)