Form 10-Q/A
period 1999-06-30
LUFKIN INDUSTRIES INC
filed 1999-08-20
CIK 60849

                                  FORM 10-Q/A


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


                                EXPLANATORY NOTE

This Form 10-Q/A is being filed by Lufkin Industries, Inc., a Texas Corporation (the Company), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed August 12, 1999, to correct a typographical error in Item 2. "Management's Discussion and Analysis". The backlog at June 30, 1999 for the power transmission group was incorrectly reported as $2,124 when that figure is correctly reported as $32,124. A corrected Item 2. "Management's Discussion and Analysis" is filed herewith.

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

                                              Three months ended                  Six months ended
                                                March 31, 1999                      June 30, 1999
                         June 30   March 31        Increase         December 31       Increase
                          1999       1999         (Decrease)           1998          (Decrease)
                         -------   --------   -------------------   -----------   -----------------
 Oil field               $ 4,250    $ 1,850             $  2,400        $ 3,746           $    504
 Power transmission       32,124     36,194               (4,070)        31,103              1,021
 Foundry castings          7,472      8,798               (1,326)         8,426               (954)
 Trailers                 33,388     43,690              (10,302)        44,744            (11,356)
                         -------    -------             --------        -------           --------
     Total               $77,234    $90,532             $(13,298)       $88,019           $(10,785)
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

  During the first six months of 1999, the Company expended $2,101,000 for additions to Property, Plant & Equipment (P. P. & E.) for capacity expansions and equipment replacements as compared to $9,900,000 for the six months ended June 30, 1998. In recent years P. P. & E. expenditures have been financed with internally generated funds. During 1998, the Company financed a portion of its acquisitions program through the issuance of long term notes payable. The Company plans to fund future P. P. & E. expenditures and its acquisitions program using these two methods. The Company believes that its existing working capital and available borrowing capacity will be sufficient to satisfy 1999 cash requirements.

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


Date      August 20, 1999                             /s/ R. D. Leslie
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