Form 10-Q
period 1999-09-30
LUFKIN INDUSTRIES INC
filed 1999-11-15
CIK 60849

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ------------------

Commission File Number 0-2612


                            LUFKIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Texas                                      75-040-4410
--------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                     Identification No.)


  601 South Raguet, Lufkin, Texas                        75901
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  409-634-2211

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----     -----

There were 6,396,501 shares of Common Stock, $1.00 par value per share, outstanding as of September 30, 1999, not including 495,880 shares classified as Treasury Stock.

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                   (Thousands of dollars, except share data)

         ASSETS                                       9-30-99     12-31-98
         ------                                       -------     --------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                              $    649    $   1,617
   Temporary investments                                5,937        6,147
   Receivables, net                                    36,710       38,904
   Income taxes receivable                              2,756        3,566
   Inventories                                         38,273       48,344
   Deferred income tax assets                           2,615        2,616
                                                     --------     --------
       Total current assets                            86,940      101,194
                                                     --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost                265,563      261,946
   Less - Accumulated depreciation                    172,631      166,787
                                                     --------     --------
                                                       92,932       95,159

PREPAID PENSION COSTS                                  35,627       31,614
GOODWILL, net                                           8,194        8,148
OTHER ASSETS                                           10,763        6,680
                                                     --------     --------
                                                     $234,456     $242,795
                                                     ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
   Short term notes payable                          $ 12,300    $   8,500
   Current portion of long term notes payable           2,687        2,687
   Accounts payable                                     9,211       12,017
   Accrued liabilities:
       Payroll and benefits                             6,808        6,687
       Accrued warranty expenses                        2,272        2,213
       Taxes payable                                    2,555        2,561
       Commissions and other                            6,037        5,551
                                                     --------     --------

       Total current liabilities                       41,870       40,216
                                                     --------     --------

DEFERRED INCOME TAX LIABILITIES                        16,750       16,774
POST RETIREMENT BENEFITS                               11,709       11,381

LONG TERM NOTES PAYABLE, NET OF CURRENT PORTION         9,879       11,528

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value per share;
    20,000,000 shares authorized;
    6,892,381 shares issued                             6,892        6,892
   Capital in excess of par                            18,077       18,080
   Retained earnings                                  141,804      147,413
   Treasury stock, 495,880 shares
    and 315,330 shares, respectively, at cost         (11,025)      (8,014)
   Cumulative translation adjustment                   (1,500)      (1,475)
                                                     --------     --------
       Total shareholders' equity                     154,248      162,896
                                                     --------     --------
                                                     $234,456     $242,795
                                                     ========     ========

    See accompanying notes to condensed consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

            (Thousands of dollars, except share and per share data)

                                               For the Three Months           For the Nine Months
                                                Ended September 30             Ended September 30
                                              ---------------------        ------------------------
                                                    (Unaudited)                  (Unaudited)
                                                1999          1998           1999            1998
                                              -------       -------        --------        --------
NET SALES                                     $64,952       $66,649        $180,493        $220,247

COST OF SALES                                  56,402        53,496         157,644         179,845
                                              -------       -------        --------        --------

  Gross profit                                  8,550        13,153          22,849          40,402

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      7,485         7,174          25,550          20,771
                                              -------       -------        --------        --------

     Operating income (loss)                    1,065         5,979          (2,701)         19,631

INTEREST AND OTHER INCOME (EXPENSE), NET         (158)          544            (634)          1,362
                                              -------       -------        --------        --------
     Earnings (loss) before income taxes          907         6,523          (3,335)         20,993

INCOME TAX PROVISION (BENEFIT)                    336         2,558          (1,234)          7,767
                                              -------       -------        --------        --------

     Net earnings (loss)                          571         3,965          (2,101)         13,226

CHANGE IN CUMULATIVE TRANSLATION
    ADJUSTMENT                                    188           (16)            (25)             69
                                              -------       -------        --------        --------

TOTAL COMPREHENSIVE INCOME (LOSS)             $   759       $ 3,949        $ (2,126)       $ 13,295
                                              =======       =======        ========        ========

EARNINGS (LOSS) PER SHARE
  Basic                                       $  0.09       $  0.61        $  (0.33)       $   2.02
                                              =======       =======        ========        ========
  Diluted                                     $  0.09       $  0.60        $  (0.33)       $   1.99
                                              =======       =======        ========        ========
DIVIDENDS PER SHARE                           $  0.18       $  0.18        $   0.54        $   0.54
                                              =======       =======        ========        ========


WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                     6,249,115     6,513,643       6,384,574       6,539,394
                                            =========     =========       =========       =========
  Diluted                                   6,252,490     6,598,930       6,384,574       6,660,565
                                            =========     =========       =========       =========

    See accompanying notes to condensed consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Thousands of dollars)

                                                                       For the Nine Months
                                                                       Ended September 30
                                                                    -----------------------
                                                                          (Unaudited)
                                                                      1999           1998
                                                                    --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                            $ (2,101)       $13,226
     Adjustments to reconcile net earnings (loss)
          to net cash provided by operating
          activities:
             Depreciation and amortization                             7,888          6,661
             Deferred income tax benefit                                 (24)             -
             Pension income                                           (4,012)        (2,552)
             Post retirement benefits                                    328           (416)
             (Gain) loss on sales of property,
               plant and equipment                                       338           (246)
             Increase (decrease) in cash flows
               from changes in assets and liabilities
               excluding effects of acquisitions:
                  Receivables, net                                     2,194          8,924
                  Income taxes receivable                                810              -
                  Inventories                                          5,879        (12,287)
                  Accounts payable                                    (2,806)         1,083
                  Accrued liabilities                                    659         (1,462)
                                                                    --------        -------
Net cash provided by operating activities                              9,153         12,931

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                       (5,847)       (17,396)
     Proceeds from disposition of property,
          plant and equipment                                             70            586
     Acquisitions of other companies, net of cash
          acquired                                                      (101)        (2,300)
     (Increase) decrease in other assets                                 (58)         5,628
                                                                     --------        -------
Net cash used in investing activities                                 (5,936)       (13,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short term debt, net of repayments                  2,151          2,401
     Dividends paid                                                   (3,508)        (3,566)
     Proceeds from exercise of stock options                               8          2,059
     Purchase of treasury stock                                       (3,021)        (4,465)
                                                                     --------        -------
Net cash used in financing activities                                 (4,370)        (3,571)

Effect of translation on cash and temporary
          investments                                                    (25)            69
                                                                    --------        -------
Net decrease in cash and temporary investments                        (1,178)        (4,053)
Cash and temporary investments, at
          beginning of period                                          7,764         18,317
                                                                    --------        -------
Cash and temporary investments, at
          end of period                                             $  6,586        $14,264
                                                                    ========        =======


    See accompanying notes to condensed consolidated financial  statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    (1) These statements have been prepared in accordance with the requirements for interim financial statements contained in Regulation S-X, which do not require all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current presentation.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, except as discussed below, necessary to present fairly the financial position, results of operations and cash flows of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") for all periods presented. The condensed consolidated balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet included in the Company's 1998 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

       Included in the results for the nine months ended September 30, 1999 is a non-recurring charge of $1,395,000 after-tax, or $0.21 per share (diluted), related to relocation of facilities, staffing level reductions and unusual legal and warranty expenses incurred during the first quarter.

       Operating results for the three and nine months ended September 30, 1998 include non-recurring gains totaling approximately $1,000,000, or $0.14 per share (diluted), related primarily to the sale of certain assets and lower than expected costs on certain employee benefits and manufacturing items. In July, 1998, the Company began capitalizing certain maintenance and supplies inventory to better match the estimated cost of such inventory with the related equipment produced. Such inventory will be capitalized over the three years of its estimated use and had the effect increasing net earnings by $472,000, or $0.07 per share (diluted) for the three and nine months ended September 30, 1998.

    (2)  Consolidated inventories consist of the following:

                                                   9-30-99       12-31-98
                                                   -------       --------
                                                   (Thousands of dollars)
             Raw materials and purchased
               parts                               $22,624       $ 28,208
             Work in process                        11,730         14,805
             Finished goods                          3,919          5,331
                                                   -------       --------
                                                   $38,273       $ 48,344
                                                   =======       ========

     (3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding during the period presented. Diluted EPS is computed considering potentially dilutive outstanding options. The following table sets forth the computation of basic and diluted earnings
(loss) per share for the three and nine months ended September 30, 1999 and 1998:


                                 Three months ended September 30   Nine months ended September 30
                                      1999              1998            1999             1998
                                 ------------------------------    ------------------------------
(Thousands of dollars,
 except share and per
 share data)
Numerator:
 Numerator for basic
   and diluted earnings
   (loss) per share-
   income available to
   common shareholders            $      571       $    3,965        $   (2,101)   $   13,226
                                  ==========       ==========        ==========    ==========

Denominator:
 Denominator for basic
   earnings (loss) per
   share-weighted-
   average shares                  6,249,115        6,513,643         6,384,574     6,539,394
 Effect of dilutive
  securities:
   Employee stock
    options                            3,375           85,287                 -       121,171
                                  ----------       ----------        ----------    ----------

 Denominator for diluted
   earnings (loss) per
   share-adjusted weighted-
   average shares and
   assumed conversions             6,252,490        6,598,930         6,384,574     6,660,565
                                  ==========       ==========        ==========    ==========

Basic earnings (loss)
 per share                        $     0.09       $     0.61        $    (0.33)   $     2.02
                                  ==========       ==========        ==========    ==========

Diluted earnings (loss)
 per share                        $     0.09       $     0.60        $    (0.33)   $     1.99
                                  ==========       ==========        ==========    ==========


    The effect of employee stock options has been excluded from the calculation of diluted EPS for the nine months ended September 1999 because their effect on diluted EPS would be antidilutive.

    (4) All acquisitions have been accounted for under the purchase method. Goodwill, if any, resulting from each acquisition is being amortized over a forty year life. The results of these companies' operations are included in the Company's condensed consolidated statements of earnings and comprehensive income from their respective acquisition dates forward. The accompanying condensed consolidated balance sheet as of September 30, 1999 includes estimated allocations of the respective purchase prices which may be subject to later adjustment.

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

    The following unaudited pro forma information presents the results of the Company's consolidated results of operations had the acquisitions taken place on the first day of the period being reported:

                            Three months ended September 30    Nine months ended September 30
(Thousands of dollars,           1999             1998             1999              1998
except per share data)                (Unaudited)                        (Unaudited)
--------------------------------------------------------------------------------------------
Pro forma revenues                 $64,952          $71,550         $180,493         $235,772
Pro forma net
   earnings (loss)                      75            4,191           (2,598)          13,988
Pro forma earnings
   (loss) per common
   share:
         Basic                         .01              .63            (0.41)            2.11
         Diluted                       .01              .63            (0.41)            2.07


    These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on the first day of the period being reported, nor should they be viewed as indicative of future results of operations.

    (5) A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994 to the present. The Company appealed this decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

    The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on the merits.

    The net loss reported by the Company for the nine months ended September 30, 1999 includes an unusual charge of $630,000 (net of income tax effects), for legal expenses related to this legal action.

    There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

    (6) The Company operates with four business segments-- oil field, power transmission, foundry and trailer. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings. The four operating segments are supported by a common corporate group. The accounting policies of the segments are the same as for the consolidated financial statements as described in the summary of significant accounting policies disclosed in the Company's annual report on Form 10-K. Corporate expenses are allocated to the operating segments primarily based upon third party revenues. The following is a summary of key business segment and product group information (in thousands of dollars):

                 For the three months ended September 30, 1999

                                              Power
                               Oil Field   Transmission   Foundry      Trailer    Corporate     Total
                               ---------   ------------   -------      -------    ---------   --------
Gross sales                    $  13,601   $     17,041   $ 5,555      $29,550    $       -   $ 65,747
Intercompany                        (781)          (14)         -            -            -       (795)
                               ---------   ------------   -------      -------    ---------   --------
Net sales                      $  12,820   $     17,027   $ 5,555      $29,550    $       -   $ 64,952
                               =========   ============   =======      =======    =========   ========

Operating income
  (loss)                       $  (1,054)  $       (232)  $  (252)     $ 2,603    $       -   $  1,065
Interest and
 other expense,
 net                                   -              -        -             -         (158)      (158)
                               ---------   ------------   -------      -------    ---------   --------

Earnings (loss)
 before income
 taxes                         $  (1,054)  $       (232)  $  (252)     $ 2,603    $    (158) $     907
                               =========   ============   =======      =======    =========   ========


                 For the three months ended September 30, 1998

                                              Power
                               Oil Field   Transmission   Foundry      Trailer    Corporate     Total
                               ---------   ------------   -------      -------    ---------   --------
Gross sales                    $  13,001   $     18,069   $ 6,523      $30,414    $       -   $ 68,007
Intercompany                      (1,357)            (1)        -            -            -     (1,358)
                               ---------   ------------   -------      -------    ---------   --------
Net sales                      $  11,644   $     18,068   $ 6,523      $30,414    $       -   $ 66,649
                               =========   ============   =======      =======    =========   ========

Operating income
  (loss)                       $    (391)  $      1,962   $   (22)     $ 4,430    $       -   $  5,979
Interest and
 other expense,
 net                                   -              -         -            -          544        544
                               ---------   ------------   -------      -------    ---------   --------

Earnings (loss)
 before income
 taxes                         $    (391)  $      1,962   $   (22)     $ 4,430    $     544   $  6,523
                               =========   ============   =======      =======    =========   ========

                 For the nine  months ended September 30, 1999

                                              Power
                               Oil Field   Transmission   Foundry      Trailer    Corporate     Total
                               ---------   ------------   -------      -------    ---------   --------
Gross sales                    $  33,325   $     53,461   $18,415      $79,404    $       -   $184,605
Intercompany                      (2,276)           (66)   (1,770)           -            -     (4,112)
                               ---------   ------------   -------      -------    ---------   --------
Net sales                      $  31,049   $     53,395   $16,645      $79,404    $      -    $180,493
                               =========   ============   =======      =======    =========   ========
Operating income
  (loss)                       $  (4,679)  $     (1,524)  $(1,526)     $ 5,028    $       -   $ (2,701)
Interest and
 other expense,
 net                                   -              -         -            -         (634)      (634)
                               ---------   ------------   -------      -------    ---------   --------
Earnings (loss)
 before income
 taxes                         $  (4,679)  $     (1,524)  $(1,526)     $ 5,028    $    (634) $  (3,335)
                               =========   ============   =======      =======    =========   ========


                 For the nine months ended September 30, 1998

                                              Power
                               Oil Field   Transmission   Foundry      Trailer    Corporate     Total
                               ---------   ------------   -------      -------    ---------   --------
Gross sales                    $  53,561   $     53,765   $24,410      $94,309    $       -   $226,045
Intercompany                      (5,783)           (15)        -            -            -     (5,798)
                               ---------   ------------   -------      -------    ---------   --------
Net sales                      $  47,778   $     53,750   $24,410      $94,309    $       -   $220,247
                               =========   ============   =======      =======    =========   ========
Operating income
  (loss)                       $   3,345   $      5,487   $ 1,263      $ 9,536    $       -   $ 19,631
Interest and
 other income,
 net                                   -              -         -            -        1,362      1,362
                               ---------   ------------   -------      -------    ---------   --------
Earnings (loss)
 before income
 taxes                         $   3,345   $      5,487   $ 1,263      $ 9,536    $   1,362   $ 20,993
                               =========   ============   =======      =======    =========   ========

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Net sales for the three and nine months ended September 30, 1999 were $64,952,000 and $180,493,000, decreasing 3% and 18%, respectively, from $66,649,000 and $220,247,000 for the same periods in 1998. All product groups experienced a decline with the exception of the oil field group which increased 10% for the three months ended September 30, 1999 over the same period in 1998. The following table summarizes the changes in net sales by product group.

                                Three months ended                                     Nine months ended
                                    September 30                        %                 September 30             %
                           ------------------------------            Increase        ---------------------       Increase
                               1999                1998             (Decrease)          1999        1998        (Decrease)
                           -------------      -----------          ------------      ----------   --------     ------------
                                   (In thousands)                                        (In thousands)
Oil field                     $12,820           $11,644                10%            $ 31,049    $ 47,778         (35%)
Power transmission             17,027            18,068                (6%)             53,395      53,750          (1%)
Foundry                         5,555             6,523               (15%)             16,645      24,410         (32%)
Trailers                       29,550            30,414                (3%)             79,404      94,309         (16%)
                              -------           -------                               --------    --------
                              $64,952           $66,649                (3%)           $180,493    $220,247         (18%)
                              =======           =======                               ========    ========

       The increase in oil field product sales for the third quarter of 1999 reflects the improvement in the price of oil compared to a year ago. Decreased capital spending in the petro chemical industry combined with a general softening of the customer base in the tire and rubber industry has affected sales in the power transmission and foundry groups. The foundry group continues to be impacted by increased pricing pressure from the Far East and South American markets. The trailer business continues to ride out the current downturn in the cyclical nature of this industry, which typically runs a five to seven year cycle. While the decline in sales directly affected earnings, management continues to take actions to bring costs in line with current business levels, as evidenced by the non-recurring charges discussed below for staffing level adjustments.

       The Company reported gross profit for the three and nine months ended September 30, 1999 of $8,550,000 and $22,849,000, respectively, compared to $13,153,000 and $40,402,000 for the same periods in 1998. Gross profit as a percent of sales declined to 13% for the three and nine months ended September 30, 1999 compared to 20% and 18%, respectively, for the same periods in 1998. This decrease is due in part to the non-recurring charges, unusual warranty expenses and staffing level reductions occurring earlier in the year.

       The Company reported operating income of $1,065,000 and an operating loss of $2,701,000 for the three and nine months ended September 30, 1999, respectively, as compared to operating income of $5,979,000 and $19,631,000 for the same periods in 1998. While these are decreases from the previous year results, operating income has shown steady improvement since the first quarter
of 1999.   The operating loss for the nine months ended September 30, 1999 includes $1,251,000 (net of income tax effects) of non-recurring charges related to the relocation of facilities, staffing level reductions and unusual legal and warranty expenses occurring in the current year first quarter.

       Selling, General and Administrative expenses (S.G.& A.) as a percent of sales increased to 12% and 14% for the three and nine months ended September 30, 1999, respectively, as compared to 11% and 9% for the same periods in 1998. While this is an unfavorable change from 1998, S. G. & A. expenses as a percent of sales have steadily improved to 14% for the nine months ended September 30, 1999 from 17% in the first quarter of 1999. A significant portion of the change is due to the non-recurring charges discussed above.

       Interest and other income and expense, composed primarily of interest income and expense declined to expense of $158,000 and $634,000 for the three and nine months ended September 30, 1999, respectively, compared to income of $544,000 and $1,362,000 for the same periods in 1998. The increase in expense in the 1999 reporting periods is primarily due to increased interest expense related to long term and current borrowing and a non recurring charge of $144,000 (net of income tax effects) resulting from asset dispositions due to facilities relocations.

       For the three and nine months ended September 30, 1999, the Company reported net earnings of $571,000 and a net loss of $2,101,000, respectively, compared to net earnings of $3,965,000 and $13,226,000 for the same periods in 1998. Contributing to the decline in net earnings were the non-recurring charges for staffing level reductions, relocation of facilities and unusual legal and warranty expenses totaling $1,395,000 net of tax, discussed above.

       At September 30, 1999, the backlog was $73,249,000 as compared to $75,717,000 at September 30, 1998. The oil field and power transmission business segments experienced decreases while the foundry and trailer business groups increased. Backlog by product group at September 30, 1999, June 30, 1999 and December 31, 1998 was as follows (in thousands of dollars):


                                                             Three months ended                      Nine months ended
                                                             September 30, 1999                      September 30, 1999
                           September 30           June 30          Increase         December 31           Increase
                               1999                 1999          (Decrease)           1998               (Decrease)
                         ----------------     ---------------   ------------       -----------           -----------
Oil field                     $ 3,030             $ 4,250         $(1,220)          $ 3,746               $   (716)
Power transmission             26,756              32,124          (5,368)           31,103                 (4,347)
Foundry castings                8,713               7,472           1,241             8,426                    287
Trailers                       34,750              33,388           1,362            44,744                 (9,994)
                              -------             -------         -------           -------               --------
   Total                      $73,249             $77,234         $(3,985)          $88,019               $(14,770)
                              =======             =======         =======           =======               ========

LIQUIDITY AND CAPITAL RESOURCES

       Working capital decreased $15,908,000 to $45,070,000 at September 30, 1999, from $60,978,000 at December 31, 1998. Accounts receivable decreased $2,194,000 to $36,710,000 at September 30, 1999 from $38,904,000 at December
1998. Inventory totaled $38,273,000 at September 30, 1999, a decrease of $10,071,000 from $48,344,000 at December 31, 1998. Accounts payable decreased $2,806,000 to $9,211,000 from $12,017,000 at the end of 1998. These decreases can be attributed to the decreased business levels across the four business groups.

       In June 1998 the Company entered into a credit agreement for a discretionary line of credit totaling $10,000,000. This agreement was superseded by an agreement in December 1998 increasing the discretionary line of credit to $13,000,000. As of November 4, 1999, $3,400,000 remained available for borrowing.

       The Company has an additional credit line of $6,000,000 expiring in March 2000. At September 30 and November 4, 1999, $6,000,000 remained available for borrowing.

       During the first nine months of 1999, the Company expended $5,847,000 for additions to Property, Plant & Equipment (P. P. & E.) for capacity expansions and equipment replacements as compared to $17,396,000 for nine months ended September 30, 1998. In recent years P. P. & E. expenditures have been financed with internally generated funds. During 1998, the Company financed a portion of its acquisitions program through the issuance of long term notes payable. The Company plans to fund future P. P. & E. expenditures and its acquisitions program using these two methods. The Company believes that its existing working capital and available borrowing capacity will be sufficient to satisfy 1999 cash requirements.

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

       Compliance program and Company readiness. Prior to 1998, the Company completed a comprehensive evaluation of its information technology systems to determine which systems would be affected by the year 2000 ("Y2K"). Following this evaluation, the Company determined that the purchase of new Y2K compliant software applications would provide increased commercial and financial functionality when compared to its existing mature software. The new information technology system is complete.

       The Company is currently assessing the Y2K readiness of its non-information technology systems. This process is substantially complete and has involved the testing and evaluation of electrical equipment, embedded microprocessor chips and machine controls throughout the Company.

       The Company has now completed the process of requesting information about Y2K readiness from its vendors. The Company believes that the risk of sole-source exposure is minimal since alternate sources exist for most of the items purchased by the Company. Utility and communication providers and financial institutions have been contacted. They have responded that they are actively addressing the Y2K issue and feel that the risk of any interruption of service will be minimal.

       The Company is receiving Y2K compliance questionnaires from its customers daily, indicating their awareness of the Y2K issue and its possible risks; thus the Company has chosen not to pursue the Y2K compliance of its customer base.

       Costs to address year 2000 compliance issues. The Company has estimated that the capitalizable costs of the new information technology software and its implementation will be approximately $9,500,000, substantially all of which has been capitalized at September 30, 1999. The new information technology system is being depreciated over a seven year useful life. The Company estimates that it will have to dispose of non-Y2K compliant computer equipment with a net book value of approximately $0.l million. The non-information technology systems found to date to be non-compliant were immaterial in nature and of minimal cost to repair or replace.

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

       Worst case scenarios include a total shutdown of all operations and a loss of revenues in fiscal year 2000; however, the Company believes that the risk of this worst case scenario is remote. Although no assurance can be given, the Company believes that business interruption will be minimal and should not result in a material adverse effect on the Company's consolidated statement of earnings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its obligation under the $13,000,000 discretionary line of credit discussed above. The weighted average interest rate on this line of credit was 6.33% at September 30, 1999.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994 to the present. The Company appealed this decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

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



                                       LUFKIN INDUSTRIES, INC.
                                ----------------------------------------


Date     November 15, 1999      /s/ R. D. Leslie
      ----------------------    ----------------------------------------
                                   R. D. Leslie
                                   Treasurer/Director of
                                   Financial Operations
                                (Principal financial officer
                                   and officer authorized to
                                   sign on behalf of the
                                   registrant)