Form 10-K
period 1999-12-31
LUFKIN INDUSTRIES INC
filed 2000-03-28
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number  0-2612

                            LUFKIN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            Texas                                    75-0404410
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

     601 South Raguet, Lufkin, Texas                    75904
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  936/634-2211

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $1 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Company's voting stock held by non-affiliates
as of   January 31, 2000 was $94,844,353.

6,320,501 shares of the Company's Common Stock were outstanding on December 31, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the sections entitled "Financial Review", "Letter to the Shareholders", "Management's Discussion and Analysis", "Lufkin at a Glance" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Voting Securities", "Directors and Nominees for Director" and "Executive Compensation" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 3, 2000, are incorporated by reference in
Part III hereof.

                                    Part I

Item 1.  Business

     The Company was incorporated under the laws of Texas on March 4, 1902 and since that date, has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company designs, manufactures, sells, and services various types of oil field pumping units, power transmission products, foundry castings and highway trailers. Lufkin manufactures four basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and for use in marine propulsion applications. The Company produces numerous sizes and combinations of gears. The Company's foundry castings are primarily customer designed components manufactured by Lufkin for use in customer products. Lufkin also produces various sizes and styles of highway trailers, including vans, platforms, and dumps.

     The Company manufactures most of the component parts used in its Oil Field, Foundry Castings and Power Transmission products and purchases the raw materials and outside manufactured parts from a variety of suppliers on an order basis. The Trailer Division generally assembles various component parts manufactured by others. Inventories consist primarily of raw materials and component parts which are generally assembled into finished products to fill specific customer orders. These finished products are sold primarily by the Company's own employees.

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 1999, foreign sales accounted for approximately 17 percent of the Company's total sales.

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

     The Company employed approximately 1,900 people at December 31, 1999, including approximately 1,300 that were paid on an hourly basis. The Company has an open shop contract, which runs to October 7, 2002, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

     Additional information required by Item 1 is included in the sections entitled "Management's Discussion and Analysis", "Letter to the Shareholders", and "Lufkin at a Glance" of the Company's Annual Report to Shareholders, portions of which sections are incorporated herein by reference and included as part of Exhibit 13.

Item 2.  Properties

     The Company's major manufacturing facilities are located in and near Lufkin, are owned in fee and include approximately 150 acres, a foundry, machine shop, structural shops, assembly shops and warehouses. The Company also has a plant in Nisku, Canada that produces structural parts for pumping units. These parts are then assembled with parts shipped from Lufkin and are delivered to the Company's Canadian customers. The Company also has a plant in Fougerolles, France that manufactures, assembles and sells industrial gears and power transmission products throughout Europe.

Item 3.  Legal Proceedings

    The information required by Item 3 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders, portions of which section are incorporated herein by reference and included as part of Exhibit 13.

Item 4.  Submission of Matters to a Vote of Shareholders

    None

Item 4A.  Executive Officers of the Registrant

    The following information is submitted with respect to the executive officers of the Company as of March 1, 2000:

                                                     Executive
                                                      Officer
Name                 Position with Company     Age     Since
----                 ---------------------     ---   ---------
D. V. Smith          Chairman, President &
                      Chief Executive Officer   57        1993
J. F. Glick          Vice President             47        1994
S. H. Semlinger      Vice President             46        1992
L. M. Hoes           Vice President             53        1996
P. G. Perez          Vice President             54        1996
R. D. Leslie         Treasurer/Director of
                      Financial Operations      54        1999

     There is no significant family relationship either by blood or by marriage among the officers of the Company.

     All of the executive officers of the Company, with the exception of Mr. Hoes, Mr. Perez and Mr. Leslie, have been employed by the Company for more than five years in the same or similar positions. Mr. Hoes was first employed by the Company in May, 1996 to serve as Vice President and General Manager of the Oil Field Products Division. Prior to joining the Company, Mr. Hoes was employed as Vice President of Manufacturing for Cooper Cameron Inc. in Houston, Texas, as Vice President of Manufacturing for Cooper Oil Tool Division and as Vice President of Engineering for Cooper Oil Tool Division based in Houston, Texas. Mr. Perez was first employed by the Company in July, 1993 to serve as Director of Human Resources. Mr. Perez was previously employed by Cooper Industries as Manager of Employee Relations for Cooper Oil Tool Division in Houston, Texas and by Cameron Iron Works as Manager of Labor Relations in Houston, Texas. Mr. Leslie has been employed by the Company since October, 1992. Prior to becoming the Company's Treasurer, Mr. Leslie served as the Company's Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Leslie was employed by Sanifill, Inc. In Houston, Texas, as Vice President of Finance and Chief Accounting Officer. The executive officers of the Company serve at the pleasure of the Board of Directors of the Company. The term of office for all executive officers expires at the next annual meeting of the Board of Directors of the Company.

                               Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The information required by Item 5 is included in the section entitled "Financial Review" of the Company's Annual Report to Shareholders, which section is incorporated herein by reference and included as part of Exhibit 13.

Item 6. Selected Financial Data


                         FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)        1999      1998     1997     1996     1995
------------------------------------      ------    ------   ------   ------   ------
Sales                                     $242.5    $283.7   $287.6   $226.0   $248.9
Earnings (loss) from operations             (1.3)     13.6     14.8     10.5      8.9
Earnings (loss) per share
 Basic                                     (0.20)     2.11     2.26     1.57     1.31
 Diluted                                   (0.20)     2.08     2.22     1.56     1.31
Total assets                               221.4     242.8    209.8    185.9    186.3
Long term notes payable                      9.1      11.5      6.7        -        -
Cash dividends per share                     .72       .72      .68      .60      .60

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to the directors of the Company is included in the section entitled "Directors and Nominees for Director" on pages 2 through 4 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 3, 2000 ("Proxy Statement"), which section is incorporated herein by reference. The information relating to the executive officers of the Company is provided in Item 4A of Part I of this Annual Report.

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

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of the report

          1. Consolidated Financial Statements (incorporated by reference to the Annual Report to Shareholders)

               Report of Independent Public Accountants
               Consolidated Balance Sheets
               Consolidated Statements of Earnings
               Consolidated Statements of Shareholders'
                 Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

          2.  Financial statement schedules

               Schedules Omitted--All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

          3.  Exhibits

          (3.1) Articles of Incorporation, as amended, included as Exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

          (3.2) Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

          (3.3) Restated Bylaws, included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

          (10.1) Shareholder Rights Agreement, dated as of May 4, 1987, was included as exhibit (1) to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

          (10.2)*     Company's 1990 Stock Option Plan was included as Exhibit
                      4.3 to the Company's registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

          (10.3)* Company's 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

          (13) Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are included as an exhibit to this report for the information of the Securities and Exchange Commission.

          (21)        Schedule listing subsidiaries of the registrant

          (23)        Consent of Independent Public Accountants

          (27)        Financial Data Schedule

         *Compensatory plan.

    (b) Reports on Form 8-K filed during the fourth quarter of 1999

  The Company filed a Current Report on Form 8-K on December 10, 1999 in which the Company reported under Item 5 that it had amended its Fourth Restated Articles of Incorporation and Restated Bylaws. No financial statements were filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2000.

LUFKIN INDUSTRIES, INC.

BY   /s/ R. D. Leslie
  -------------------------------------------------------
  R. D. Leslie, Treasurer/Director of Financial Operations
  Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 16, 2000, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.


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