Form 10-Q
period 2000-03-31
LUFKIN INDUSTRIES INC
filed 2000-05-08
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 0-2612

                         _____________________________

                            LUFKIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                     TEXAS
         (State or other jurisdiction of incorporation or organization)

                                   75-0404410
                    (I.R.S. Employer Identification Number)

                        601 SOUTH RAGUET, LUFKIN, TEXAS
                    (Address of principal executive offices)

                                     75904
                                   (Zip Code)

                                 (936) 634-2211
              (Registrant's telephone number, including area code)

                       _________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No____
                                       ---

There were 6,294,601 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 2000, not including 597,780 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         --------    ---------
ASSETS                                                  (Unaudited)
Current assets:
 Cash                                                    $    354    $   1,065
 Invested funds                                               584          584
 Receivables, net                                          30,434       34,526
 Income taxes receivable                                    2,690        2,564
 Inventories                                               35,980       32,761
 Deferred income tax assets                                 1,228        1,228
                                                         --------    ---------
   Total current assets                                    71,270       72,728
                                                         --------    ---------
Property, plant and equipment, at cost                    256,287      254,827
Less accumulated depreciation                             166,786      164,868
                                                         --------    ---------
                                                           89,501       89,959
                                                         --------    ---------

Prepaid pension costs                                      38,581       37,105
Invested funds                                              5,281        5,281
Goodwill, net                                               8,873        8,951
Other assets, net                                           7,614        7,342
                                                         --------    ---------
   Total assets                                          $221,120     $221,366
                                                        ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                         $  8,400    $   5,200
 Current portion of long-term notes payable                 2,300        2,750
 Accounts payable                                          10,267        9,895
 Accrued payroll and benefits                               4,512        4,731
 Accrued warranty expenses                                  1,246        1,493
 Taxes payable                                              2,953        3,189
 Accrued commissions and other                              4,509        4,685
                                                         --------    ---------
   Total current liabilities                               34,187       31,943
                                                         --------    ---------
Deferred income tax liabilities                            16,795       16,795
Postretirement benefits liability                          11,265       11,116
Long-term notes payable, net of current portion             8,376        9,103
Commitments and contingencies

Shareholders' equity:
 Common stock, $1.00 par value per share;
  60,000,000 shares authorized;
  6,892,381 shares issued                                   6,892        6,892
 Capital in excess of par                                  18,066       18,066
 Retained earnings                                        140,556      141,491
 Treasury stock, 597,780 and 571,880
   shares, respectively, at cost                          (12,441)     (12,019)
 Accumulated other comprehensive income:
  Cumulative translation adjustment                        (2,576)      (2,021)
                                                         --------    ---------
   Total shareholders' equity                             150,497      152,409
                                                         --------    ---------
   Total liabilities and shareholders' equity            $221,120    $ 221,366
                                                         ========    =========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)

                                            Three Months Ended March 31,
                                                  2000          1999
                                              ----------    ----------
                                                      (Unaudited)
Net sales                                     $   56,063    $   57,947

Cost of sales                                     47,760        51,728
                                              ----------    ----------

 Gross profit                                      8,303         6,219

Selling, general and administrative
  expenses                                         8,104        10,077
                                              ----------    ----------

 Operating income (loss)                             199        (3,858)

Interest and other income (expense), net             133          (504)
                                              ----------    ----------

 Earnings (loss) before income tax
   provision (benefit)                               332        (4,362)

Income tax provision (benefit)                       126        (1,614)
                                              ----------    ----------

 Net earnings (loss)                                 206        (2,748)

Change in foreign currency translation
 adjustment                                         (555)         (109)
                                              ----------    ----------

 Total comprehensive income (loss)            $     (349)   $   (2,857)
                                              ==========    ==========

Earnings (loss) per share:
 Basic                                        $     0.03    $    (0.42)
                                              ==========    ==========
 Diluted                                      $     0.03    $    (0.42)
                                              ==========    ==========

Dividends per share                           $     0.18    $     0.18
                                              ==========    ==========

Weighted average number of shares
 outstanding:
 Basic                                         6,298,584     6,510,115
 Diluted                                       6,308,937     6,510,115



         See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                 Three Months Ended March 31,
                                                       2000        1999
                                                     -------     -------
                                                          (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                $   206     $(2,748)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
        Depreciation and amortization                  2,774       2,778
        Pension income                                (1,476)     (1,052)
        Postretirement benefits                          149          48
        (Gain) loss on disposition of
         property, plant and equipment                  (221)        257
        Changes in:
          Trade receivables                            3,590       1,144
          Income taxes receivable                       (126)       (735)
          Inventories                                 (3,463)      2,452
          Accounts payable                               440       2,900
          Accrued liabilities                           (810)     (2,413)
                                                     -------     -------
      Net cash provided by operating activities        1,063       2,631
                                                     -------     -------

Cash flows from investing activities:
   Additions to property, plant and equipment         (2,140)     (2,061)
   Proceeds from disposition of
     property, plant and equipment                       327         120
   Acquisitions, net of cash received                      -         (92)
   Decrease in invested funds                              -         209
   Increase in other assets                             (568)        (55)
                                                     -------     -------
      Net cash used in investing activities           (2,381)     (1,879)
                                                     -------     -------

Cash flows from financing activities:
   Net proceeds from short-term debt                   3,200       1,200
   Payments on long-term debt                           (991)       (897)
   Dividends paid                                     (1,141)     (1,183)
   Proceeds from exercise of stock options                 -          11
   Purchases of treasury stock                          (422)       (608)
                                                     -------     -------
      Net cash provided by (used in)
       financing activities                              646      (1,477)
                                                     -------     -------

Effect of translation on cash and
 cash equivalents                                        (39)       (109)
                                                     -------     -------

   Net decrease in cash and cash equivalents            (711)       (834)

Cash and cash equivalents at beginning
 of period                                             1,065       1,617
                                                     -------     -------
Cash and cash equivalents at end
 of period                                           $   354     $   783
                                                     =======     =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

 The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. Inventories

 Consolidated inventories consist of the following:

                               March 31,   December 31,
                                  2000        1999
                                 -------   -----------
                               (In thousands of dollars)
Finished goods                   $ 3,478        $ 3,193
Work in process                   10,829          8,285
Raw materials                     21,673         21,283
                                 -------        -------
                                 $35,980        $32,761
                                 =======        =======

3. Earnings per Share

 The Company reports earnings per share (EPS) in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows ( in thousands, except share and per share data):

                                         Three Months Ended March 31,
                                               2000       1999
                                            ----------   ----------
 Numerator:
     Net earnings (loss)                    $      206   $   (2,748)
 Denominator:
     Weighted average shares (Basic)         6,298,584    6,510,115
     Effect of outstanding options              10,353            -
                                            ----------   ----------
     Weighted average shares including
      assumed conversions  (Diluted)         6,308,937    6,510,115
                                            ==========   ==========

 Basic earnings (loss) per share            $     0.03   $    (0.42)
                                            ==========   ==========
 Diluted earnings (loss) per share          $     0.03   $    (0.42)
                                            ==========   ==========

 Options to purchase a total of 749,293 and 779,593 shares of the Company's common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, because their effect on diluted earnings per share for the period was antidilutive.

4.  Legal Proceedings

 A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994 to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Courts of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

 The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on the merits.

5.  Segment Data

 The Company operates with four business segments - oil field, power transmission, foundry and trailer. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings. The four operating segments are supported by a corporate group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Corporate expenses and assets are allocated to the operating segments based primarily upon third party revenues. Following is a summary of key segment and product group information (in thousands of dollars):

                                                           Three Months Ended March 31, 2000
                                                           ---------------------------------
                                                    Power
                                  Oil Field      Transmission        Foundry      Trailer        Corporate       Total
                                  ----------     ------------        --------     --------       ---------      ---------
    Gross sales                    $16,542         $13,935          $ 6,894       $21,611         $  --         $58,982
    Intercompany sales              (1,192)            (26)          (1,701)           --            --          (2,919)
                                   -------         -------          -------       -------         -------       -------
    Net sales                      $15,350         $13,909          $ 5,193       $21,611         $  --         $56,063
                                   =======         =======          =======       =======         =======       =======
    Operating income
      (loss)                       $   499         $  (876)         $  (135)      $   711         $  --         $   199
    Other income (expense)              18              66                1           112             (64)          133
                                   -------         -------           ------       -------         -------       -------
    Income (loss) before
       tax provision (benefit)     $   517         $  (810)          $ (134)      $   823         $   (64)      $   332
                                   =======         =======           ======       =======         =======       =======


                                                           Three Months Ended March 31, 1999
                                                           ---------------------------------
                                                     Power
                                  Oil Field      Transmission        Foundry      Trailer        Corporate       Total
                                  ----------     ------------        -------      --------       ---------      ---------
    Gross sales                    $10,288         $18,026           $ 5,207      $25,250         $ --          $58,771
    Intercompany sales                (799)            (25)              --           --            --             (824)
                                   -------         -------           -------      -------         ------        -------
    Net sales                      $ 9,489         $18,001           $ 5,207      $25,250         $ --          $57,947
                                   =======         =======           =======      =======         =======       =======
    Operating income
      (loss)                       $(2,141)        $(1,425)          $  (962)     $   670         $ --          $(3,858)
    Other income (expense)            (335)            (31)               (4)          12            (146)         (504)
                                   -------         -------           -------      -------         -------       -------
    Income (loss) before
     tax provision (benefit)       $(2,476)        $(1,456)          $  (966)     $   682         $  (146)      $(4,362)
                                   =======         =======           =======      =======         =======       =======

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products, foundry castings and highway trailers. The Company's oil field division manufactures numerous sizes and configurations of oil field pumping units and provides various types of oil field services. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as power generation, petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Company's foundry castings are primarily customer designed components manufactured by the Company for use in customer products. The Company also produces various types and styles of highway trailers, including vans, platforms and dumps.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999:

Net revenues for the three months ended March 31, 2000, decreased 3.3% or $1,884,000 to $56,063,000 from $57,947,000 for the three months ended March 31,
1999. The decrease in revenues reflects continuing weakness in the power transmission and trailer markets, offset in part by a substantial improvement in oil field activity.

The Company reported net earnings of $206,000 or $0.03 per share (diluted) for the three months ended March 31, 2000 compared to a net loss of $2,748,000 or
0.42 per share (diluted) for the prior year first quarter. The net loss for the three months ended March 31, 1999 includes non-recurring charges totaling approximately $1,395,000, after taxes, or $0.21 per share, related to the relocation of facilities, staffing level reductions and legal and warranty expenses.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                            Three Months Ended
                                 March 31,
                           ------------------  Increase      %
                           2000        1999   (Decrease)   Change
                          ------     -------    -------   --------
Net Revenues
-------------
 Oil Field               $15,350    $ 9,489     $ 5,861     61.8
 Power Transmission       13,909     18,001      (4,092)   (22.7)
 Foundry Castings          5,193      5,207         (14)    (0.3)
 Trailers                 21,611     25,250      (3,639)   (14.4)
                         -------     ------     -------
    Total                $56,063    $57,947     $(1,884)    (3.3)
                         =======    =======     =======

Gross Profit
------------
 Oil Field               $ 2,952    $   962     $ 1,990    206.9
 Power Transmission        2,927      3,312        (385)   (11.6)
 Foundry Castings            382       (228)        610    267.5
 Trailers                  2,042      2,173        (131)    (6.0)
                          ------     ------     -------
   Total                 $ 8,303    $ 6,219     $ 2,084     33.5
                         =======    =======     =======

Oil Field revenues increased 61.8% to $15,350,000 from $9,489,000 in the first quarter of 1999. Revenues from the service portion of the Company's Oil Field Division accounted for most of the increase, although new pumping unit sales have also improved as the increase in oil prices has resulted in increases in capital spending among oil producers. Oil Field backlog reflects this increase in activity, increasing to $8,100,000 at March 31, 2000 from $1,850,000 for the same period last year and from $4,000,000 at December 31, 1999.

Gross profit for the Oil Field Division increased to $2,952,000 for the three months ended March 31, 2000 compared to $962,000 for the prior year quarter due primarily to the increase in volumes noted above. Gross profit margin for the comparable periods improved to 19.2% in 2000 compared to 10.1% in 1999 due primarily to improvements in purchasing and manufacturing efficiencies and the ability to spread fixed operating costs over a larger revenue base.

Revenues for the Company's Power Transmission segment decreased to $13,909,000 for the first quarter of 2000 compared to $18,001,000 for the 1999 first quarter as uncertain economic conditions in many of the Company's domestic and international industrial markets have contributed to the continued decline in capital spending. The Company has noted recent increases in activity in this segment, however, as reflected in increased bookings in the first quarter of 2000. The Company's Power Transmission backlog at March 31, 2000 declined to $26,200,000 from $36,194,000 at March 31, 1999, but has shown improvement over the December 31, 1999 backlog of $21,400,000.

Power Transmission gross profit reflects this decrease in revenues, declining to $2,927,000 for the three months ended March 31, 2000 compared to $3,312,000 for the comparable prior year quarter. Gross profit margin, however, increased to 21.0% for the first quarter of 2000 compared to 18.4% for the same period in 1999. This improvement was due primarily to non-recurring severance and warranty expenses totaling approximately $514,000 recorded in the 1999 first quarter along with the effect of management initiatives begun in 1999 to increase manufacturing and operational efficiencies which largely offset the impact on absorption of fixed overhead costs due to the volume declines noted above.

Foundry castings revenues for the 2000 first quarter totaled $5,193,000 compared to $5,207,000 for the same period last year as increases in oil field activity noted above offset continuing pricing pressure from foreign competition in the counterweight markets. Foundry's commercial backlog at March 31, 2000 declined to $7,300,000 from $8,798,000 at March 31, 1999, but has also improved from $6,000,000 at December 31, 1999.

Foundry gross profit increased to $382,000 for the first quarter of 2000 from a loss of $228,000 for the 1999 first quarter due primarily to decreases in labor and overhead costs as a result of staffing reductions in the first quarter of 1999.

Trailer revenues for the first quarter of 2000 decreased to $21,611,000 from $25,250,000 for the three months ended March 31, 1999 as higher fuel costs continue to adversely affect demand in the Company's trailer markets. Backlog for the Trailer segment totaled $34,500,000 compared to $43,700,000 at March 31, 1999 and $42,200,000 at December 31, 1999.

Trailer gross profit decreased to $2,042,000 for the three months ended March 31, 2000 from $2,173,000 for the comparable prior year quarter due to the revenue decline noted above. Gross profit margin for the 2000 first quarter, however, improved to 9.4% from 8.6% for the first quarter of 1999 as increased operational efficiencies offset the negative impact of volume declines on labor and overhead absorption.

Selling, general and administrative ("S. G. & A.") expenses for the first quarter of 2000 decreased to $8,104,000 from $10,077,000 for the same period in 1999. S. G. & A. expenses for the 1999 first quarter include $1,434,000 of non-recurring severance, relocation and legal expenses. Excluding the effect of these non-recurring expenses from 1999 results, S. G. & A. expenses decreased to 14.5% of consolidated net revenues compared to 14.9% for the prior year first quarter due primarily to the effect of management's cost-cutting initiatives implemented in the first quarter of 1999.

Interest and other income (expense) for the three months ended March 31, 2000 improved to $133,000 of income compared to expense of $504,000 for the prior year quarter. This improvement was due primarily to a non-recurring charge of $228,000 recorded in the first quarter of 1999 related to the consolidation and relocation of the Company's primary Oil Field manufacturing facilities to the Company's Lufkin, Texas Buck Creek facility along with a reduction of interest expense due to reductions in the Company's average outstanding debt balances over the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisition activity, dividend payments and stock purchases.

The Company's cash balance totaled $0.4 million at March 31, 2000, compared to $1.1 million at December 31, 1999. For the three months ended March 31, 2000, net cash flows provided by operating activities were $1.1 million, cash used in investing activities totaled $2.4 million and cash provided by financing activities amounted to $0.6 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash items along with a $3.6 million reduction in trade receivables from the prior year end, due primarily to a $5.9 million decrease in revenues from the fourth quarter of 1999. This increase was offset in part by a $3.5 million increase in inventories as a result of anticipated increases in second quarter 2000 operating activity. Cash used in investing activities includes capital expenditures totaling approximately $2.1 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash provided by financing activities include (i) a net increase of approximately $3.2 million in short-term debt; (ii) dividend payments totaling approximately $1.1 million or $0.18 per share; and (iii) purchases of treasury stock totaling approximately $0.4 million.

Total debt balances, including current maturities of long-term debt, at March 31, 2000 include $3.4 million outstanding under the Company's discretionary short-term demand facility (the "Credit Facility"), $5.0 million outstanding under the Bank Facility discussed below and $10.7 million of notes payable to various banks and individuals. Total debt increased to $19.1 million at March 31, 2000 compared to $17.1 million at December 31, 1999. This increase was attributable to net borrowings totaling approximately $5.0 million under the Bank Facility, offset in part by a net reduction of $1.8 million of amounts outstanding under the Credit Facility discussed below and principal payments on long-term notes payable totaling $1.0 million during the first quarter of 2000.

The Company recently completed an agreement with a domestic bank (the "Bank Facility") for a revolving line of credit that provides for up to $20.0 million of borrowings outstanding at any one time expiring September 2, 2002 along with an additional $5.0 million demand facility. Borrowings under the Bank Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the agreement. The interest rate on amounts outstanding under the Bank Facility was 7.2% at March 31, 2000. As of March 31, 2000, the entire $20.0 million of the revolving line of credit was available for borrowings under the terms of the Bank Facility.

The Company's Credit Facility, as amended, provides for up to $5.0 million of borrowings outstanding at any one time, at the bank's discretion, and is unsecured. Borrowings under this facility bear interest at the bank's borrowing rate plus an applicable margin. Interest rates on amounts outstanding under this facility were 7.6% and 5.9% at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, $1.6 million remained available for borrowings, at the bank's discretion, under the terms of the facility.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company purchased

25,900 shares of its common stock at an aggregate cost of approximately $0.4 million during the first quarter of 2000. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of March 31, 2000, the Company held 597,780 shares of treasury stock at an aggregate cost of approximately $12.4 million. Authorizations to purchase additional shares totaling approximately $1.7 million remained at March 31, 2000.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements should be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock purchases, through December 31, 2000.

MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose the Company to significant market risk. The Company's financial instruments include cash, accounts receivable, accounts payable and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company believes the carrying values of its long-term debt obligations approximate fair values because the interest rates on these obligations are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities. The Company's accounts receivable are not concentrated in one customer or industry and are not viewed as an unusual credit risk.

IMPACT OF THE YEAR 2000

Prior to 1998, the Company completed a comprehensive evaluation of its information technology systems to determine which systems would be affected by the Year 2000 ("Y2K") issue. Following this evaluation, the Company determined that the purchase of new Y2K compliant software applications would provide increased commercial and financial functionality when compared to its existing mature software. Installation of this new information system was completed in the third quarter of 1998 and the Company did not experience any adverse effects on its operations as a result of the Y2K issue.

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) significant fluctuations in oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials and
(iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

                          PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee that alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994 to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Courts of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on the merits.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10.1) Credit Agreement, dated February 28, 2000, among the Company, the
            Lenders named therein and Bank of America, N. A., as Agent for the Lenders.

     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  May 3, 2000

LUFKIN INDUSTRIES, INC.

By    /s/ R. D. Leslie
    ------------------------

     Treasurer / Director of Financial Operations
     Principal Financial and Accounting Officer