Form 10-Q
period 2000-06-30
LUFKIN INDUSTRIES INC
filed 2000-08-11
CIK 60849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

                       _________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ----

There were 6,281,951 shares of Common Stock, $1.00 par value per share, outstanding as of June 30, 2000, not including 610,430 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                         June 30,   December 31,
                                                           2000        1999
                                                         --------    ---------
ASSETS                                                  (Unaudited)
Current assets:
 Cash                                                    $  2,945    $   1,065
 Invested funds                                               584          584
 Receivables, net                                          37,812       34,526
 Income taxes receivable                                    2,718        2,564
 Inventories                                               38,640       32,761
 Deferred income tax assets                                 1,228        1,228
                                                         --------    ---------
   Total current assets                                    83,927       72,728
                                                         --------    ---------
Property, plant and equipment, at cost                    257,185      254,827
Less accumulated depreciation                             169,071      164,868
                                                         --------    ---------
                                                           88,114       89,959
                                                         --------    ---------

Prepaid pension costs                                      40,058       37,105
Invested funds                                              5,281        5,281
Goodwill, net                                               8,825        8,951
Other assets, net                                           7,386        7,342
                                                         --------    ---------
   Total assets                                          $233,591     $221,366
                                                         ========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                         $ 13,000    $   5,200
 Current portion of long-term notes payable                 2,126        2,750
 Accounts payable                                          14,433        9,895
 Accrued payroll and benefits                               5,660        4,731
 Accrued warranty expenses                                  1,442        1,493
 Taxes payable                                              4,127        3,189
 Accrued commissions and other                              4,962        4,685
                                                         --------    ---------
   Total current liabilities                               45,750       31,943
                                                         --------    ---------
Deferred income tax liabilities                            16,794       16,795
Postretirement benefits liability                          11,415       11,116
Long-term notes payable, net of current portion             7,975        9,103
Commitments and contingencies

Shareholders' equity:
 Common stock, $1.00 par value per share;
  60,000,000 shares authorized;
  6,892,381 shares issued                                   6,892        6,892
 Capital in excess of par                                  18,066       18,066
 Retained earnings                                        141,522      141,491
 Treasury stock, 610,430 and 571,880
   shares, respectively, at cost                          (12,656)     (12,019)
 Accumulated other comprehensive income:
  Cumulative translation adjustment                        (2,167)      (2,021)
                                                         --------    ---------
   Total shareholders' equity                             151,657      152,409
                                                         --------    ---------
   Total liabilities and shareholders' equity            $233,591    $ 221,366
                                                         ========    =========

 See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                                  2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
                                                                     (Unaudited)                  (Unaudited)
  Net sales                                                    $   66,712    $   57,594    $  122,775    $  115,541
  Cost of sales                                                    54,578        49,513       102,338       101,241
                                                               ----------    ----------    ----------    ----------
    Gross profit                                                   12,134         8,081        20,437        14,300
  Selling, general and administrative
   expenses                                                         8,325         7,987        16,429        18,064
                                                               ----------    ----------    ----------    ----------
    Operating income (loss)                                         3,809            94         4,008        (3,764)
  Interest and other income (expense), net                           (234)           27          (101)         (477)
                                                               ----------    ----------    ----------    ----------
    Earnings (loss) before income tax
         provision (benefit)                                        3,575           121         3,907        (4,241)
  Income tax provision (benefit)                                    1,479            46         1,605        (1,568)
                                                               ----------    ----------    ----------    ----------
    Net earnings (loss)                                             2,096            75         2,302        (2,673)
  Change in foreign currency translation
    adjustment                                                        409          (103)         (146)         (213)
                                                               ----------    ----------    ----------    ----------
    Total comprehensive income (loss)                          $    2,505    $      (28)   $    2,156    $   (2,886)
                                                               ==========    ==========    ==========    ==========
  Earnings (loss) per share:
    Basic                                                      $     0.33    $     0.01    $     0.37    $    (0.41)
                                                               ==========    ==========    ==========    ==========
    Diluted                                                    $     0.33    $     0.01    $     0.37    $    (0.41)
                                                               ==========    ==========    ==========    ==========
  Dividends per share                                          $     0.18    $     0.18    $     0.36    $     0.36
                                                               ==========    ==========    ==========    ==========
  Weighted average number of shares outstanding:
    Basic                                                       6,290,413     6,394,492     6,294,500     6,421,997
    Diluted                                                     6,306,386     6,396,090     6,307,663     6,421,997

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                          Six Months Ended June 30,
                                                              2000        1999
                                                             -------     -------
                                                                 (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                        $ 2,302     $(2,673)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
        Depreciation and amortization                          5,574       5,415
        Pension income                                        (2,952)     (2,532)
        Postretirement benefits                                  299         186
        (Gain) loss on disposition of
         property, plant and equipment                          (155)        319
        Changes in:
          Trade receivables                                   (3,211)      8,393
          Income taxes receivable                               (156)        476
          Inventories                                         (6,238)      2,312
          Accounts payable                                     4,631      (2,725)
          Accrued liabilities                                  2,163        (229)
                                                             -------     -------
      Net cash provided by operating activities                2,257       8,942
                                                             -------     -------
Cash flows from investing activities:
   Additions to property, plant and equipment                 (3,587)     (4,162)
   Proceeds from disposition of
     property, plant and equipment                               420         120
   Acquisitions, net of cash received                              -        (261)
   Decrease in invested funds                                      -         209
   Increase in other assets                                     (470)         17
                                                             -------     -------
      Net cash used in investing activities                   (3,637)     (4,077)
                                                             -------     -------
Cash flows from financing activities:
   Net proceeds from (payments of) short-term debt             7,800        (500)
   Payments on long-term debt                                 (1,558)       (994)
   Dividends paid                                             (2,271)     (2,352)
   Proceeds from exercise of stock options                         -           7
   Purchases of treasury stock                                  (637)     (1,757)
                                                             -------     -------
      Net cash provided by (used in)
       financing activities                                    3,334      (5,596)
                                                             -------     -------
Effect of translation on cash and
 cash equivalents                                                (74)       (213)
                                                             -------     -------
   Net increase (decrease) in cash and cash equivalents        1,880        (944)
Cash and cash equivalents at beginning
 of period                                                     1,065       1,617
                                                             -------     -------
Cash and cash equivalents at end
   of period                                                 $ 2,945     $   673
                                                             =======     =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

 The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. Inventories

 Consolidated inventories consist of the following:

                               June 30,     December 31,
                                 2000          1999
                               ---------    ------------
                               (In thousands of dollars)
Finished goods                  $ 3,231        $ 3,193
Work in process                  12,501          8,285
Raw materials                    22,908         21,283
                                -------        -------
                                $38,640        $32,761
                                =======        =======

3. Earnings Per Share

 The Company reports earnings per share ("EPS") in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows ( in thousands, except share and per share data):

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                         -----------------------   -----------------------
                                             2000        1999         2000         1999
                                         ----------   ----------   -----------  ----------
 Numerator:
  Net earnings (loss)                    $    2,096   $       75   $    2,302   $   (2,673)
 Denominator:
  Weighted average shares (Basic)         6,290,413    6,394,492    6,294,500    6,421,997
  Effect of outstanding options              15,973        1,598       13,163            -
                                         ----------   ----------   ----------   ----------
  Weighted average shares including
    assumed conversions  (Diluted)        6,306,386    6,396,090    6,307,663    6,421,997
                                         ==========   ==========   ==========   ==========
  Basic earnings (loss) per share        $     0.33   $     0.01   $     0.37   $    (0.41)
                                         ==========   ==========   ==========   ==========
  Diluted earnings (loss) per share      $     0.33   $     0.01   $     0.37   $    (0.41)
                                         ==========   ==========   ==========   ==========

 Options to purchase a total of 748,293 and 739,666 shares of the Company's common outstanding at June 30, 2000 and 1999, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

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

                                             Three Months Ended June 30, 2000
                                             --------------------------------
                                              Power
                           Oil Field      Transmission      Foundry       Trailer       Corporate        Total
                          ----------      ------------      --------      --------      ---------      ---------
Gross sales                 $21,526         $17,258         $ 8,974       $23,695       $      -        $71,453
Intercompany sales             (197)         (1,022)         (3,522)            -              -         (4,741)
                            -------         -------         -------       -------       --------        -------
Net sales                   $21,329         $16,236         $ 5,452       $23,695       $      -        $66,712
                            =======         =======         =======       =======       ========        =======
Operating income
  (loss)                    $ 2,357         $  (181)        $   390       $ 1,243       $      -        $ 3,809
Other income (expense)          (15)           (103)             (1)           (1)          (114)          (234)
                            -------         -------         -------       -------       --------        -------
Income (loss) before
  tax provision (benefit)   $ 2,342         $  (284)        $   389       $ 1,242       $   (114)       $ 3,575
                            =======         =======         =======       =======       ========        =======

                                                 Three Months Ended June 30, 1999
                                                 --------------------------------
                                                  Power
                               Oil Field      Transmission      Foundry       Trailer       Corporate        Total
                              ----------      ------------      --------      --------      ---------      ---------
Gross sales                    $ 9,588           $18,389       $ 6,417       $24,604          $     -       $58,998
Intercompany sales                (848)              (22)         (534)            -                -        (1,404)
                               -------           -------       -------       -------          -------       -------
Net sales                      $ 8,740           $18,367       $ 5,883       $24,604          $     -       $57,594
                               =======           =======       =======       =======          =======       =======
Operating income
   (loss)                      $(1,484)          $   134       $  (311)      $ 1,755          $     -       $    94
Other income (expense)            (114)              (12)            4             3              146            27
                               -------           -------       -------       -------          -------       -------
   Income (loss) before
     tax provision (benefit)   $(1,598)          $   122       $  (307)      $ 1,758          $   146       $   121
                               =======           =======       =======       =======          =======       =======

                                                 Six Months Ended June 30, 2000
                                                 --------------------------------
                                                  Power
                               Oil Field      Transmission      Foundry       Trailer       Corporate        Total
                              ----------      ------------      --------      --------      ---------      ---------
Gross sales                     $36,943         $31,242         $15,867       $45,306        $   -          $129,358
Intercompany sales                 (264)         (1,097)         (5,222)            -            -            (6,583)
                                -------         -------         -------       -------        -----          --------
Net sales                       $36,679         $30,145         $10,645       $45,306        $   -          $122,775
                                =======         =======         =======       =======        =====          ========
Operating income
   (loss)                       $ 2,856         $(1,057)        $   255       $ 1,954        $   -          $  4,008
Other income (expense)                3             (37)              -           111         (178)             (101)
                                -------         -------         -------       -------        -----          --------
   Income (loss) before
     tax provision (benefit)    $ 2,859         $(1,094)        $   255       $ 2,065        $(178)         $  3,907
                                =======         =======         =======       =======        =====          ========

                                                 Six Months Ended June 30, 1999
                                                 --------------------------------
                                                  Power
                               Oil Field      Transmission      Foundry       Trailer       Corporate        Total
                              ----------      ------------      --------      --------      ---------      ---------
Gross sales                    $ 19,727          $36,420         $12,860      $49,854        $   -          $118,861
Intercompany sales               (1,498)             (52)         (1,770)           -            -            (3,320)
                               --------          -------         -------      -------        -----          --------
Net sales                      $ 18,229          $36,368         $11,090      $49,854        $   -          $115,541
                               ========          =======         =======      =======        =====          ========
Operating income
   (loss)                      $ (3,625)         $(1,291)        $(1,273)     $ 2,425        $   -          $ (3,764)
Other income (expense)             (449)             (43)              -           15            -              (477)
                               --------          -------         -------      -------        -----          --------
   Income (loss) before
     tax provision (benefit)   $ (4,074)         $(1,334)        $(1,273)     $ 2,440        $   -          $ (4,241)
                               ========          =======         =======      =======        =====          ========

           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products, foundry castings and highway trailers. The Company's oil field division manufactures numerous sizes and configurations of oil field pumping units. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Company's foundry castings are primarily customer-designed components manufactured by the Company for use in customer products. The Company also produces various types and styles of highway trailers, including vans, platforms and dumps. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

Net revenues for the three months ended June 30, 2000, increased 15.8% or $9,118,000 to $66,712,000 from $57,594,000 for the three months ended June 30,
1999. The increase in revenues reflects a substantial improvement in oil field activity, offset in part by continuing weakness in the power transmission and trailer markets.

The Company reported net earnings of $2,096,000 or $0.33 per share (diluted) for the three months ended June 30, 2000 compared to earnings of $75,000 or $0.01 per share (diluted) for the prior year quarter.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):


                                       Three Months Ended
                                             June 30,                           %
                                     -----------------------    Increase     Increase
                                        2000          1999     (Decrease)   (Decrease)
                                     ---------      --------   ----------   ----------
 Net Revenues
-------------
 Oil Field                             $21,329      $ 8,740     $12,589       144.0
 Power Transmission                     16,236       18,367      (2,131)      (11.6)
 Foundry Castings                        5,452        5,883        (431)       (7.3)
 Trailers                               23,695       24,604        (909)       (3.7)
                                       -------      -------     -------
    Total                              $66,712      $57,594     $ 9,118        15.8
                                       =======      =======     =======
Gross Profit
-------------
 Oil Field                             $ 4,994      $   873     $ 4,121       472.1
 Power Transmission                      3,569        3,987        (418)      (10.5)
 Foundry Castings                          947          211         736       348.8
 Trailers                                2,624        3,010        (386)      (12.8)
                                       -------      -------     -------
    Total                              $12,134      $ 8,081     $ 4,053        50.2
                                       =======      =======     =======

Oil Field revenues increased 144.0% to $21,329,000 from $8,740,000 in the second quarter of 1999. New pumping unit sales accounted for a significant portion of the increase as a result of increased drilling activity among oil producers.
The strengthening oil field market is also reflected in the Company's Oil Field backlog which increased to $15,300,000 at June 30, 2000, from $4,250,000 for the same period last year and from $8,100,000 at March 31, 2000.

Gross profit for the Oil Field Division increased to $4,994,000 for the three months ended June 30, 2000 compared to $873,000 for the prior year quarter due primarily to the increase in sales volumes noted above. Gross margin for the comparable periods improved to 23.4% in 2000 compared to 10.0% in 1999 due primarily to improvements in product mix and the ability to spread fixed operating costs over a larger revenue base.

Revenues for the Company's Power Transmission segment decreased to $16,236,000 for the second quarter of 2000 compared to $18,367,000 for the 1999 second quarter as continuing uncertain economic conditions in many of the Company's domestic and international industrial markets have resulted in reduced capital spending. The Company has noted improvements in this segment, however, as reflected in increased bookings in the first and second quarters of 2000. The Company's Power Transmission backlog at June 30, 2000 declined to $27,200,000 from $32,124,000 at June 30, 1999, but has shown improvement over the March 31, 2000 backlog of $26,200,000.

Power Transmission gross profit reflects this decrease in revenues, declining to $3,569,000 for the three months ended June 30, 2000 compared to $3,987,000 for the comparable prior year quarter. Gross margin, however, increased to 22.0% for the second quarter of 2000 compared to 21.7% for the same period in 1999. This improvement is due primarily to management initiatives begun in 1999 to increase manufacturing and operational efficiencies.

Foundry castings revenues for the 2000 second quarter totaled $5,452,000 compared to $5,883,000 for the same period last year as pricing pressure from foreign competition in the counterweight markets continues to offset increases in oil field activity. Foundry backlog at June 30, 2000 declined to $6,400,000 from $7,472,000 at June 30, 1999, and $7,300,000 at March 31, 2000.

Foundry gross profit and gross margin increased to $947,000 and 17.4%, respectively, for the second quarter of 2000 compared to $211,000 and 3.6%, respectively, for the 1999 second quarter. The improvement in gross margin is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to castings supplied to the Company's Oil Field Division.

Trailer revenues for the second quarter of 2000 decreased to $23,695,000 from $24,604,000 for the three months ended June 30, 1999 as higher fuel costs continue to adversely affect demand in the Company's trailer markets. Backlog for the trailer segment totaled $20,500,000 at June 30, 2000, compared to $33,388,000 at June 30, 1999 and $34,500,000 at March 31, 2000.

Trailer gross profit decreased to $2,624,000 for the three months ended June 30, 2000 from $3,010,000 for the comparable prior year quarter due to the revenue decline noted above. Gross margin for the 2000 second quarter reflects this decrease in revenues, declining to 11.1% from 12.2% for the second quarter of 1999 due to the negative impact of the volume declines on labor and overhead absorption.

Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 increased to $8,325,000 from $7,987,000 for the same period in 1999. SG&A expenses as a percentage of consolidated net revenues, however, decreased to 12.5% compared to 13.9% for the prior year second quarter as these expenses are spread over a larger revenue base.

Interest and other income (expense) for the three months ended June 30, 2000 totaled $234,000 of net expense for the quarter ended June 30, 2000, compared to income of $27,000 for the prior year quarter due primarily to an increase in interest expense resulting from higher short-term debt balances.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

Net revenues for the six months ended June 30, 2000, increased 6.3% or $7,234,000 to $122,775,000 from $115,541,000 for the six months ended June 30,
1999. This increase in revenues is due primarily to a substantial increase in oil field activity, offset in part by continuing weakness in the power transmission and trailer markets.

The Company reported net earnings of $2,302,000 or $0.37 per share (diluted) for the six months ended June 30, 2000 compared to a net loss of $2,673,000 or $0.41 per share (diluted) for the comparable prior year period. The net loss for the six months ended June 30, 1999 includes non-recurring charges totaling approximately $1,395,000, after taxes, or $0.21 per share, related to the relocation of facilities, staffing level reductions and legal and warranty expenses in the first quarter of 1999.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                                        Six Months Ended
                                            June 30,                            %
                                     -----------------------    Increase     Increase
                                        2000          1999     (Decrease)   (Decrease)
                                     ---------      --------   ----------   ----------
 Net Revenues
--------------
 Oil Field                           $ 36,679       $ 18,229     $18,450       101.2
 Power Transmission                    30,145         36,368      (6,223)      (17.1)
 Foundry Castings                      10,645         11,090        (445)       (4.0)
 Trailers                              45,306         49,854      (4,548)       (9.1)
                                     --------       --------     -------
    Total                            $122,775       $115,541     $ 7,234         6.3
                                     ========       ========     =======

Gross Profit
--------------
 Oil Field                           $  7,946       $  1,835     $ 6,111       333.0
 Power Transmission                     6,496          7,299        (803)      (11.0)
 Foundry Castings                       1,329            (17)      1,346         N/A
 Trailers                               4,666          5,183        (517)      (10.0)
                                     --------       --------     -------
    Total                            $ 20,437       $ 14,300     $ 6,137        42.9
                                     ========       ========     =======

Oil Field revenues increased 101.2% to $36,679,000 from $18,229,000 in the first half of 1999. Increases in drilling activity among oil producers have resulted in significant increases in both new pumping unit sales and oil field service activity. Oil Field backlog reflects this increase in activity, increasing to $15,300,000 at June 30, 2000 from $4,250,000 for the same period last year and from $4,000,000 at December 31, 1999.

Gross profit for the Oil Field Division increased to $7,946,000 for the six months ended June 30, 2000 compared to $1,835,000 for the comparable prior year period due primarily to the increase in volumes noted above. Gross margin for the comparable periods improved to 21.7% in 2000 compared to 10.1% in 1999 as the Company was able to spread fixed operating costs over a larger revenue base.

Revenues for the Company's Power Transmission segment decreased to $30,145,000 for the six months ended June 30, 2000 compared to $36,368,000 for the comparable 1999 period as uncertain economic conditions in many of the Company's domestic and international industrial markets experienced in 1999 have continued into 2000. The Company has noted a slight upturn in activity in this segment, however, as reflected in increased bookings in the first half of 2000. The Company's Power Transmission backlog at June 30, 2000 declined to $27,200,000 from $32,124,000 at June 30, 1999, but has shown improvement over the December 31, 1999 backlog of $21,400,000.

Power Transmission gross profit reflects this decrease in revenues, declining to $6,496,000 for the six months ended June 30, 2000 compared to $7,299,000 for the comparable period in 1999. Gross margin, however, increased to 21.5% for the first half of 2000 compared to 20.1% for the same period in 1999. This improvement was due primarily to non-recurring warranty expenses totaling approximately $440,000 recorded in the first quarter of 1999 along with the effect of management initiatives begun in 1999 to increase manufacturing and operational efficiencies, offset in part by the impact of the volume declines on absorption of fixed overhead costs.

Foundry castings revenues for the six months ended June 30, 2000 totaled $10,645,000 compared to $11,090,000 for the same period last year as continuing pricing pressure from foreign competition in the counterweight markets offset increases in oil field activity. Foundry backlog at June 30, 2000 declined to $6,400,000 from $7,472,000 at June 30, 1999, but has improved from $6,000,000 at
December 31, 1999.

Foundry gross profit increased to $1,329,000 for the first half of 2000 from a loss of $17,000 for the comparable 1999 period due primarily to the inter-segment volume increases noted above in the discussion of second quarter results.

Trailer revenues for the first half of 2000 decreased to $45,306,000 from $49,854,000 for the six months ended June 30, 1999 due to the continuing adverse effect of higher fuel prices on the demand for new trailers. Backlog for the trailer segment totaled $20,500,000 at June 30, 2000, compared to $33,388,000 at June 30, 1999 and $42,200,000 at December 31, 1999.

Trailer gross profit decreased to $4,666,000 for the six months ended June 30, 2000 from $5,183,000 for the comparable prior year period due to the revenue declines noted above. Gross margin for the 2000 period also declined slightly to 10.3% from 10.4% for the first half of 1999.

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2000 decreased to $16,429,000 from $18,064,000 for the same period in 1999. SG&A expenses for the 1999 period include $1,434,000 of non-recurring severance, relocation and legal expenses occurring in the first quarter of 1999. Excluding the effect of these non-recurring expenses, SG&A expenses decreased to 13.4% of consolidated net revenues compared to 14.4% for the prior year period. This improvement is due primarily to the Company's ability to leverage its SG&A expenses over a larger revenue base, along with the effect of management's cost-cutting initiatives implemented in 1999.

Interest and other income (expense) for the six months ended June 30, 2000 improved to $101,000 of net expense compared to net expense of $477,000 for the prior year period. This improvement was due primarily to a non-recurring charge of $228,000 recorded in the first quarter of 1999 related to the consolidation and relocation of the Company's primary Oil Field manufacturing facilities to the Company's Lufkin, Texas Buck Creek facility.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock purchases.

The Company's cash balance totaled $2.9 million at June 30, 2000, compared to $1.1 million at December 31, 1999. For the six months ended June 30, 2000, net cash flows provided by operating activities were $2.3 million, cash used in investing activities totaled $3.6 million and cash provided by financing activities amounted to $3.3 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses, offset in part by a $2.8 million net increase in working capital items. Cash used in investing activities included capital expenditures totaling approximately $3.6 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash provided by financing activities include (i) a net increase of approximately $7.8 million in short-term debt; (ii) payments on long-term debt totaling $1.6 million; and (iii) dividend payments totaling approximately $2.3 million or $0.36 per share.

Total debt balances, including current maturities of long-term debt, at June 30, 2000 include $5.0 million outstanding under the Company's discretionary short-term demand facility, a total of $8.0 million outstanding under the Bank Facility discussed below and $10.1 million of notes payable to various banks and individuals. Total debt increased to $23.1 million at June 30, 2000 compared to $17.1 million at December 31, 1999. This increase was attributable to net short-term demand borrowings totaling approximately $7.8 million, offset in part by principal payments on long-term notes payable totaling $1.6 million during the first six months of 2000.

The Company completed an agreement in the first quarter of 2000 with a domestic bank (the "Bank Facility") for a revolving line of credit that provides for up to $20.0 million of borrowings outstanding at any one time expiring September 2, 2002, along with an additional $5.0 million demand facility. Borrowings under the Bank Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the agreement. The weighted average interest rate on amounts outstanding under the Bank Facility was 7.8% at June 30, 2000. As of June 30, 2000, $17.0 million of the revolving line of credit was available for borrowings under the terms of the Bank Facility.

The Company's short-term discretionary demand facility, as amended, provides for up to $5.0 million of borrowings outstanding at any one time, at the bank's discretion, and is unsecured. Borrowings under this facility bear interest at the bank's borrowing rate plus an applicable margin. Interest rates on amounts outstanding under this facility were 8.2% and 5.9% at June 30, 2000 and December 31, 1999, respectively.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company repurchased 38,550 shares of its common stock at an aggregate cost of approximately $0.6 million during the first six months of 2000. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of June 30, 2000, the Company held

610,430 shares of treasury stock at an aggregate cost of approximately $12.7 million. Authorizations of approximately $1.5 million remained at June 30, 2000.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock purchases, through June 30, 2001.


FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers,
(iii) availability and prices for raw materials and (iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.


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

Item 4. Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Shareholders of the Company was held on May 3, 2000. Matters presented to the shareholders at the meeting were the election of three directors, a proposal to adopt the Lufkin Industries, Inc. Incentive Stock Compensation Plan 2000 (the "Plan") and the ratification of the appointment of the Company's independent auditors for the year 2000. The following numbers of votes were cast as to the nominees for director: Douglas V. Smith, 4,376,310 votes for and 472,214 votes withheld; S. W. Henderson, III, 4,373,343 votes for and 475,181 votes withheld; and M. E. Kurth, Jr., 4,375,027 votes for and 473,497 votes withheld. Shares voted for the adoption of the Plan totaled 2,329,294, with 1,139,992 shares voting against, and 340,149 votes withheld. In connection with the appointment of the independent auditors, 4,800,991 shares voted for ratification, 41,708 shares voted against and 340,149 votes were withheld.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      (10.1) Lufkin Industries, Inc. Incentive Stock Compensation Plan 2000, dated May 3, 2000 (filed as Appendix A to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 28, 2000).

      (27)    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  August 11, 2000

LUFKIN INDUSTRIES, INC.

By  /s/ R. D. Leslie
  -------------------------
  Vice President/Treasurer/Chief Financial Officer
  Principal Financial and Accounting Officer