Form 10-Q
period 2000-09-30
LUFKIN INDUSTRIES INC
filed 2000-11-13
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

There were 6,262,001 shares of Common Stock, $1.00 par value per share, outstanding as of September 30, 2000, not including 630,380 shares classified as Treasury Stock.

                       PART I  -  FINANCIAL INFORMATION
Item 1. Financial Statements
                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)


                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    ------------
ASSETS                                         (Unaudited)
Current assets:
  Cash                                              $  3,279        $  1,065
  Invested funds                                         584             584
  Receivables, net                                    36,514          34,526
  Income taxes receivable                                364           2,564
  Inventories                                         36,894          32,761
  Deferred income tax assets                           1,228           1,228
                                                    --------        --------
     Total current assets                             78,863          72,728
                                                    --------        --------

Property, plant and equipment, at cost               255,430         254,827
Less accumulated depreciation                        169,624         164,868
                                                    --------        --------
                                                      85,806          89,959
                                                    --------        --------

Prepaid pension costs                                 41,534          37,105
Invested funds                                         5,281           5,281
Goodwill, net                                          8,856           8,951
Other assets, net                                      7,257           7,342
                                                    --------        --------
     Total assets                                   $227,597        $221,366
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $ 12,269        $  5,200
  Current portion of long-term notes payable           1,717           2,750
  Accounts payable                                     9,911           9,895
  Accrued payroll and benefits                         5,085           4,731
  Accrued warranty expenses                            1,479           1,493
  Taxes payable                                        4,400           3,189
  Accrued commissions and other                        4,854           4,685
                                                    --------        --------
     Total current liabilities                        39,715          31,943
                                                    --------        --------

Deferred income tax liabilities                       16,793          16,795
Postretirement benefits liability                     11,564          11,116
Long-term notes payable, net of current portion        7,340           9,103
Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value per share;
    60,000,000 shares authorized;
    6,892,381 shares issued                            6,892           6,892
  Capital in excess of par                            18,066          18,066
  Retained earnings                                  142,645         141,491
  Treasury stock, 630,380 and 571,880
     shares, respectively, at cost                   (13,061)        (12,019)
  Accumulated other comprehensive income:
     Cumulative translation adjustment                (2,357)         (2,021)
                                                    --------        --------
     Total shareholders' equity                      152,185         152,409
                                                    --------        --------
     Total liabilities and shareholders' equity     $227,597        $221,366
                                                    ========        ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME
          (In thousands of dollars, except share and per share data)

                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                     2000         1999               2000         1999
                                                 ----------   ----------          ----------   ----------
                                                       (Unaudited)                      (Unaudited)
     Net sales                                   $   64,641   $   64,952          $  187,416   $  180,493

     Cost of sales                                   53,067       56,402             155,405      157,644
                                                 ----------   ----------          ----------   ----------

      Gross profit                                   11,574        8,550              32,011       22,849

     Selling, general and administrative
        expenses                                      7,598        7,485              24,027       25,550
                                                 ----------   ----------          ----------   ----------

      Operating income (loss)                         3,976        1,065               7,984       (2,701)

     Interest and other income (expense), net          (230)        (158)               (331)        (634)
                                                 ----------   ----------          ----------   ----------

      Earnings (loss) before income tax
       provision (benefit)                            3,746          907               7,653       (3,335)

     Income tax provision (benefit)                   1,483          336               3,088       (1,234)
                                                 ----------   ----------          ----------   ----------

      Net earnings (loss)                             2,263          571               4,565       (2,101)

     Change in foreign currency translation
       adjustment                                      (190)         188                (336)         (25)
                                                 ----------   ----------          ----------   ----------

      Total comprehensive income (loss)          $    2,073   $      759          $    4,229   $   (2,126)
                                                 ==========   ==========          ==========   ==========

     Earnings (loss) per share:
       Basic                                     $     0.36   $     0.09          $     0.73   $    (0.33)
                                                 ==========   ==========          ==========   ==========
       Diluted                                   $     0.36   $     0.09          $     0.72   $    (0.33)
                                                 ==========   ==========          ==========   ==========

     Dividends per share                         $     0.18   $     0.18          $     0.54   $     0.54
                                                 ==========   ==========          ==========   ==========

     Weighted average number of shares
       outstanding:
       Basic                                      6,273,431    6,249,115           6,287,426    6,384,574
       Diluted                                    6,333,347    6,252,490           6,316,173    6,384,574


See accompanying notes to consolidated financial statements.LUFKIN INDUSTRIES,

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                  Nine Months Ended September 30,
                                                                    2000                   1999
                                                                  --------               --------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                              $ 4,565                 $(2,101)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
        Depreciation and amortization                                8,466                   7,888
        Deferred income tax benefit                                      -                     (24)
        Pension income                                              (4,428)                 (4,012)
        Postretirement benefits                                        448                     328
        (Gain) loss on disposition of
         property, plant and equipment                                (159)                    338
        Changes in:
          Trade receivables                                         (2,001)                  2,194
          Income taxes receivable                                    2,198                     810
          Inventories                                               (4,566)                  5,879
          Accounts payable                                             205                  (2,806)
          Accrued liabilities                                        1,854                     659
                                                                   -------                 -------
      Net cash provided by operating activities                      6,582                   9,153
                                                                   -------                 -------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (4,598)                 (5,847)
   Proceeds from disposition of
     property, plant and equipment                                     431                      70
   Acquisitions, net of cash received                                    -                    (101)
   Decrease in invested funds                                            -                     210
   Increase in other assets                                           (474)                    (58)
                                                                   -------                 -------
      Net cash used in investing activities                         (4,641)                 (5,726)
                                                                   -------                 -------
Cash flows from financing activities:
   Net proceeds from short-term debt                                 7,071                   3,800
   Payments on long-term debt                                       (2,264)                 (1,649)
   Dividends paid                                                   (3,410)                 (3,508)
   Proceeds from exercise of stock options                              25                       8
   Purchases of treasury stock                                      (1,067)                 (3,021)
                                                                   -------                 -------
      Net cash provided by (used in)
       financing activities                                            355                  (4,370)
                                                                   -------                 -------
Effect of translation on cash and
 cash equivalents                                                      (82)                    (25)
                                                                   -------                 -------

   Net increase (decrease) in cash and cash equivalents              2,214                    (968)

Cash and cash equivalents at beginning
 of period                                                           1,065                   1,617
                                                                   -------                 -------
Cash and cash equivalents at end
 of period                                                         $ 3,279                 $   649
                                                                   =======                 =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.


2.  Inventories

    Consolidated inventories consist of the following:
                                                     September 30,  December 31,
                                                         2000          1999
                                                     -------------  ------------
                                                      (In thousands of dollars)

          Finished goods                                $ 3,392        $ 3,193
          Work in process                                10,522          8,285
          Raw materials                                  22,980         21,283
                                                        -------        -------
                                                        $36,894        $32,761
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

                                                        Three Months Ended                           Nine Months Ended
                                                            September 30,                              September 30,
                                                      2000                1999                    2000               1999
                                                   ----------          ----------              ----------         ----------
 Numerator:
  Net earnings (loss)                              $    2,263          $      571              $    4,565         $   (2,101)
 Denominator:
  Weighted average shares (Basic)                   6,273,431           6,249,115               6,287,426          6,384,574
  Effect of outstanding options                        59,916               3,375                  28,747                  -
                                                   ----------          ----------              ----------         ----------
  Weighted average shares including
    assumed conversions  (Diluted)                  6,333,347           6,252,490               6,316,173          6,384,574
                                                   ==========          ==========              ==========         ==========

  Basic earnings (loss) per share                  $     0.36          $     0.09              $     0.73         $    (0.33)
                                                   ==========          ==========              ==========         ==========
  Diluted earnings (loss) per share                $     0.36          $     0.09              $     0.72         $    (0.33)
                                                   ==========          ==========              ==========         ==========

   Options to purchase a total of 525,289 and 710,616 shares of the Company's common outstanding at September 30, 2000 and 1999, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

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

   The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

5. Segment Data

   The Company operates with four business segments - Oil Field, Power Transmission, Foundry and Trailer. In keeping with the Company's strategic objective of vertical integration, the Company's Foundry segment also provides its Oil Field and Power Transmission segments with commercial castings. The Company's corporate group provides administrative services to the four business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Corporate expenses and assets are allocated to the operating segments based primarily upon third party revenues. Following is a summary of key segment and product group information (in thousands of dollars):

                                               Three Months Ended September 30, 2000
                                               -------------------------------------

                                                      Power
                                   Oil Field      Transmission       Foundry        Trailer        Corporate         Total
                                  ----------      ------------       -------        ------         ---------         -----
    Gross sales                    $  25,660        $  16,917       $   9,947      $   17,574      $       -      $  70,098
    Intercompany sales                  (331)          (1,273)         (3,853)              -              -         (5,457)
                                   ---------        ---------       ---------      ----------      ---------      ---------
    Net sales                      $  25,329        $  15,644       $   6,094      $   17,574      $       -      $  64,641
                                   =========        =========       =========      ==========      =========      =========

    Operating income
      (loss)                       $   3,002        $     832       $     534      $     (392)     $       -      $   3,976
    Other income (expense)               (39)              16              (3)             (7)          (197)          (230)
                                   ---------        ---------       ---------      ----------      ---------      ---------
    Income (loss) before
       tax provision (benefit)     $   2,963        $     848       $     531      $     (399)     $    (197)     $   3,746
                                   =========        =========       =========      ==========      =========      =========

                                               Three Months Ended September 30, 1999
                                               -------------------------------------

                                                     Power
                                   Oil Field      Transmission       Foundry        Trailer        Corporate         Total
                                  ----------      ------------       -------        ------         ---------         -----
Gross sales                        $  13,601        $  17,041       $    5,555     $   29,550      $        -     $  65,747
Intercompany sales                      (781)             (14)               -              -               -          (795)
                                   ---------        ---------       ----------     ----------      ----------     ---------
 Net sales                         $  12,820        $  17,027       $    5,555     $   29,550      $        -     $  64,952
                                   =========        =========       ==========     ==========      ==========     =========

Operating income
  (loss)                           $  (1,054)       $    (232)      $     (252)    $    2,603      $        -     $   1,065
Other income (expense)                  (130)              (8)              (4)            (1)            (15)         (158)
                                   ---------        ---------       ----------     ----------      ----------     ---------
Income (loss) before
 tax provision (benefit)           $  (1,184)       $    (240)      $     (256)    $    2,602      $      (15)    $     907
                                   =========        =========       ==========     ==========      ==========     =========

                                               Nine Months Ended September 30, 2000
                                               ------------------------------------

                                                     Power
                                   Oil Field      Transmission       Foundry        Trailer        Corporate         Total
                                  ----------      ------------       -------        ------         ---------         -----
Gross sales                        $  62,602        $  48,159       $   25,814     $   62,880      $        -     $ 199,455
Intercompany sale                       (594)          (2,370)          (9,075)             -               -       (12,039)
                                   ---------        ---------       ----------     ----------      ----------     ---------
 Net sales                         $  62,008        $  45,789       $   16,739     $   62,880      $        -     $ 187,416
                                   =========        =========       ==========     ==========      ==========     =========

Operating income
  (loss)                           $   5,858         $  (225)       $      789     $    1,562      $        -     $   7,984
Other income (expense)                   (36)            (21)               (3)           104            (375)         (331)
                                   ---------        ---------       ----------     ----------      ----------     ---------
Income (loss) before
 tax provision (benefit)           $   5,822         $  (246)       $      786     $    1,666      $     (375)    $   7,653
                                   =========        =========       ==========     ==========      ==========     =========

                                               Nine Months Ended September 30, 1999
                                               ------------------------------------

                                                     Power
                                   Oil Field      Transmission       Foundry        Trailer        Corporate         Total
                                  ----------      ------------       -------        ------         ---------         -----
Gross sales                        $  33,325        $  53,461       $   18,415     $   79,404      $        -     $ 184,605
Intercompany sales                    (2,276)             (66)          (1,770)             -               -        (4,112)
                                   ---------        ---------       ----------     ----------      ----------     ---------
 Net sales                         $  31,049        $  53,395       $   16,645     $   79,404      $        -     $ 180,493
                                   =========        =========       ==========     ==========      ==========     =========

Operating income
  (loss)                           $ (4,679)         $(1,524)       $   (1,526)   $     5,028         $     -     $ (2,701)
Other income (expense)                 (579)             (51)               (4)            14             (14)        (634)
                                   ---------        ---------       ----------     ----------      ----------     ---------
Income (loss) before
  tax provision (benefit)          $ (5,258)         $(1,575)       $   (1,530)    $    5,042         $   (14)    $ (3,335)
                                   =========        =========       ==========     ==========      ==========     =========

6. Recently Issued Accounting Pronouncements
   The Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on September 21, 2000, regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This guidance requires companies to report shipping and handling charges to customers as revenues and related expenses as part of cost of goods sold or selling and general administration expenses. The Company is required to implement this guidance beginning in the fourth quarter of 2000 and restate prior periods to conform to this presentation. The Company does not expect implementation of this guidance to have a material adverse effect on its financial position or results of operations.

   In June, 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." FASB Statement No. 138 addresses a number of issues causing implementation difficulties for entities that apply FASB Statement No. 133. FASB Statement No. 138 amends the accounting and reporting requirements of FASB Statement No. 133 for certain derivative instruments and for certain hedging activities. This statement is effective for the Company's quarter ending March 31, 2001. The Company does not expect implementation of this statement to have a material adverse effect on its financial position or results of operations.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999:

Net revenues for the three months ended September 30, 2000, decreased slightly to $64,641,000 from $64,952,000 for the three months ended September 30, 1999, as a substantial improvement in oil field sales was offset by continuing weakness in the trailer market.

The Company reported net earnings of $2,263,000 or $0.36 per share (diluted) for the three months ended September 30, 2000 compared to earnings of $571,000 or $0.09 per share (diluted) for the prior year quarter.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                                      Three Months Ended                            %
                                        September 30,                Increase      Increase
                                    ----------------------
                                      2000          1999            (Decrease)    (Decrease)
                                    -------       --------          ----------    ----------
    Net Revenues
    ------------------
    Oil Field                       $25,329     $   12,820         $ 12,509         97.6
    Power Transmission               15,644         17,027           (1,383)        (8.1)
    Foundry Castings                  6,094          5,555              539          9.7
    Trailers                         17,574         29,550          (11,976)       (40.5)
                                    -------     ----------         --------
      Total                         $64,641     $   64,952         $   (311)        (0.5)
                                    =======     ==========         ========

    Gross Profit
    --------------
    Oil Field                       $ 5,365     $    1,261         $  4,104        325.5
    Power Transmission                4,179          3,168            1,011         31.9
    Foundry Castings                  1,044            288              756        262.5
    Trailers                            986          3,833           (2,847)       (74.3)
                                    -------     ----------         --------
      Total                         $11,574     $    8,550         $  3,024         35.4
                                    =======     ==========         ========

Oil Field revenues increased 97.6% to $25,329,000 from $12,820,000 in the third quarter of 1999. Pumping unit sales volume and oil field service activity both increased significantly over the prior year quarter as oil producers continue programs to enhance production from existing fields in response to the upturn in oil prices. The strengthening oil field market is also reflected in the Company's Oil Field backlog which increased to $18,200,000 at September 30, 2000, from $3,030,000 for the same period last year and from $15,300,000 at June 30, 2000.

Gross profit for the Oil Field Division increased to $5,365,000 for the three months ended September 30, 2000 compared to $1,261,000 for the prior year quarter due primarily to the increase in sales volumes and service activity noted above. Gross margin for the comparable periods improved to 21.2% in 2000 compared to 9.8% in 1999 due primarily to greater leverage achieved off of the Company's fixed costs.

Revenues for the Company's Power Transmission segment decreased to $15,644,000 for the third quarter of 2000 compared to $17,027,000 for the 1999 third quarter as continuing uncertain economic conditions in many of the Company's domestic and international industrial markets have resulted in reduced capital spending. The Company's Power Transmission backlog at September 30, 2000 declined to $22,600,000 from $26,756,000 at September 30, 1999 and $27,200,000 at June 30,
2000.

Power Transmission gross profit and gross margin increased to $4,179,000 and 26.7%, respectively, for the three months ended September 30, 2000 compared to $3,168,000 and 18.6%, respectively, for the comparable prior year quarter. This improvement is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to gear reducers supplied to the Company's Oil Field Division.

Foundry castings revenues for the 2000 third quarter totaled $6,094,000 compared to $5,555,000 for the same period last year due primarily to the increases in oil field activity discussed above. Foundry backlog at September 30, 2000 declined to $7,400,000 from $8,713,000 at September 30, 1999, but has shown improvement over the $6,400,000 backlog at June 30, 2000.

Foundry gross profit and gross margin increased to $1,044,000 and 17.1%, respectively, for the third quarter of 2000 compared to $288,000 and 5.2%, respectively, for the 1999 third quarter. The improvements in gross profit and gross margin are due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to castings supplied to the Company's Oil Field Division.

Trailer revenues for the third quarter of 2000 decreased to $17,574,000 from $29,550,000 for the three months ended September 30, 1999 as higher fuel costs continue to adversely affect demand for new trailers. Backlog for the trailer segment totaled $6,800,000 at September 30, 2000, compared to $34,750,000 at September 30, 1999 and $20,500,000 at June 30, 2000.

Trailer gross profit decreased to $986,000 for the three months ended September 30, 2000 from $3,833,000 for the comparable prior year quarter due to the revenue decline noted above. Gross margin for the 2000 third quarter reflects this decrease in revenues, declining to 5.6% from 13.0% for the third quarter of 1999 due primarily to the negative impact of the volume declines on labor and overhead absorption.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 remained essentially at 1999 levels, increasing slightly to $7,598,000 from $7,485,000 for the same period in 1999.

Interest and other expense for the three months ended September 30, 2000 totaled $230,000 compared to $158,000 for the prior year quarter due primarily to an increase in interest expense resulting from higher short-term debt balances.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999:

Net revenues for the nine months ended September 30, 2000, increased 3.8% or $6,923,000 to $187,416,000 from $180,493,000 for the nine months ended September 30, 1999. This increase in revenues is due primarily to a substantial increase in oil field activity, offset in part by continuing weakness in the trailer market.

The Company reported net earnings of $4,565,000 or $0.72 per share (diluted) for the nine months ended September 30, 2000 compared to a net loss of $2,101,000 or $0.33 per share (diluted) for the comparable prior year period. The net loss for the nine months ended September 30, 1999 includes non-recurring charges totaling approximately $1,395,000, after taxes, or $0.21 per share, related to the relocation of facilities, staffing level reductions and legal and warranty expenses in the first quarter of 1999.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                                 Nine Months Ended                         %
                                   September 30,        Increase       Increase
                                 -----------------
                                  2000       1999      (Decrease)     (Decrease)
                                 ------    -------     ----------     ----------
 Net Revenues
 ------------
 Oil Field                     $  62,008   $ 31,049     $ 30,959         99.7
 Power Transmission               45,789     53,395       (7,606)       (14.2)
 Foundry Castings                 16,739     16,645           94          0.6
 Trailers                         62,880     79,404      (16,524)       (20.8)
                               ---------   --------     --------
    Total                      $ 187,416   $180,493     $  6,923          3.8
                               =========   ========     ========

 Gross Profit
 ------------
 Oil Field                     $  13,311   $  3,096     $ 10,215        329.9
 Power Transmission               10,675     10,467          208          2.0
 Foundry Castings                  2,373        271        2,102        775.6
 Trailers                          5,652      9,015       (3,363)       (37.3)
                               ---------   --------     --------
    Total                      $  32,011   $ 22,849     $  9,162         40.1
                               =========   ========     ========

Oil Field revenues for the nine months ended September 30, 2000 increased 99.7% to $62,008,000 from $31,049,000 in the nine months ended September 30, 1999. Increases in production activity among oil producers have resulted in significant increases in both new pumping unit sales and oil field service activity. Oil Field backlog reflects this increase in activity, increasing to $18,200,000 at September 30, 2000 from $3,030,000 for the same period last year and from $4,000,000 at December 31, 1999.

Gross profit for the Oil Field Division increased to $13,311,000 for the nine months ended September 30, 2000 compared to $3,096,000 for the comparable prior year period due primarily to the increase in volumes noted above. Gross margin for the comparable periods improved to 21.5% in 2000 compared to 10.0% in 1999 due primarily to increased leverage on the Company's fixed costs.

Revenues for the Company's Power Transmission segment decreased to $45,789,000 for the nine months ended September 30, 2000 compared to $53,395,000 for the comparable 1999 period as uncertain economic conditions experienced in 1999 in many of the Company's domestic and international industrial markets have continued to exist in 2000. The Company's Power Transmission backlog at September 30, 2000 declined to $22,600,000 from $26,756,000 at September 30, 1999, but has shown improvement over the December 31, 1999 backlog of $21,400,000.

Power Transmission gross profit and gross margin, however, increased to $10,675,000 and 23.3%, respectively, for the nine months ended September 30, 2000 from $10,467,000 and 19.6%, respectively, for the comparable period in 1999. This improvement was due primarily to non-recurring warranty expenses totaling approximately $440,000 recorded in the first quarter of 1999, along with the effect of inter-segment volume increases on the absorption of fixed overhead costs.

Foundry castings revenues for the nine months ended September 30, 2000 totaled $16,739,000 compared to $16,645,000 for the same period last year as increases in oil field activity offset continuing pricing pressure from foreign competition in the counterweight markets. Foundry backlog at September 30, 2000 declined to $7,400,000 from $8,713,000 at September 30, 1999, but has improved from $6,000,000 at December 31, 1999.

Foundry gross profit and gross margin increased to $2,373,000 and 14.2%, respectively, for the first nine months of 2000 from $271,000 and 1.6%, respectively, for the comparable 1999 period due primarily to the inter-segment volume increases noted above in the discussion of third quarter results.

Trailer revenues for the nine months ended September 30, 2000 decreased to $62,880,000 from $79,404,000 for the nine months ended September 30, 1999 due to the continuing adverse effect of higher fuel prices on the demand for new trailers. Backlog for the trailer segment totaled $6,800,000 at September 30, 2000, compared to $34,750,000 at September 30, 1999 and $42,200,000 at December 31, 1999.

Trailer gross profit and gross margin decreased to $5,652,000 and 9.0%, respectively, for the nine months ended September 30, 2000 from $9,015,000 and 11.4%, respectively, for the comparable prior year period due to the volume declines noted above.

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2000 decreased to $24,027,000 from $25,550,000 for the same period in 1999. SG&A expenses for the 1999 period include $1,434,000 of non-recurring severance, relocation and legal expenses occurring in the first quarter of 1999. Excluding the effect of these non-recurring expenses, SG&A expenses decreased to 12.8% of consolidated net revenues compared to 13.4% for the prior year period, due primarily to the Company's ability to leverage its SG&A expenses over a larger revenue base.

Interest and other expense for the nine months ended September 30, 2000 totaled $331,000 compared to $634,000 for the prior year period. This improvement was due primarily to a non-recurring charge of $228,000 recorded in the first quarter of 1999 related to the consolidation and relocation of the Company's primary Oil Field manufacturing facilities to the Company's Lufkin, Texas Buck Creek facility, offset in part by an increase in interest expense.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock purchases.

The Company's cash balance totaled $3.3 million at September 30, 2000, compared to $1.1 million at December 31, 1999. For the nine months ended September 30, 2000, net cash flows provided by operating activities were $6.6 million, cash used in investing activities totaled $4.6 million and cash provided by financing activities amounted to $0.4 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses, offset in part by a $2.3 million net increase in working capital items. Cash used in investing activities included capital expenditures totaling approximately $4.6 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash provided by financing activities include (i) a net increase of approximately $7.1 million in short-term debt; (ii) payments on long-term debt totaling $2.3 million; and (iii) dividend payments totaling approximately $3.4 million or $0.54 per share.

Total debt balances at September 30, 2000, including current maturities of long-term debt, include $4.0 million outstanding under the Company's discretionary short-term demand facility, a total of $8.0 million outstanding under the Bank Facility discussed below and $9.3 million of notes payable to various banks and individuals. Total debt increased to $21.3 million at September 30, 2000, compared to $17.1 million at December 31, 1999. This increase was attributable to net short-term demand borrowings totaling approximately $7.1 million, offset in part by principal payments on long-term notes payable totaling $2.3 million during the first nine months of 2000.

The Company completed an agreement in the first quarter of 2000 with a domestic bank (the "Bank Facility") for a revolving line of credit that provides for up to $20.0 million of borrowings outstanding at any one time expiring September 2, 2002, along with an additional $5.0 million demand facility. Borrowings under the Bank Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the agreement. The weighted average interest rate on amounts outstanding under the Bank Facility was 7.6% at September 30, 2000. As of September 30, 2000, $17.0 million of the revolving line of credit was available for borrowings under the terms of the Bank Facility.

The Company's short-term discretionary demand facility, as amended, provides for up to $5.0 million of borrowings outstanding at any one time, at the bank's discretion, and is unsecured. Borrowings under this facility bear interest at the bank's borrowing rate plus an applicable margin. Interest rates on amounts outstanding under this facility were 8.2% and 5.9% at September 30, 2000 and December 31, 1999, respectively.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company has purchased a total of 776,556 shares of its common stock at an aggregate purchase price of $16.0 million, including 60,000 shares at an aggregate cost of approximately $1.1 million during the first nine months of 2000. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of September 30, 2000, the Company held 630,380 shares of treasury stock at an aggregate cost of approximately $13.1 million. Authorizations of approximately $1.1 million remained at September 30, 2000.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock purchases, through September 30, 2001.

Recently Issued Accounting Pronouncements

The Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus on September 21, 2000, regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This guidance requires companies to report shipping and handling charges to customers as revenues and related expenses as part of cost of goods sold or selling and general administration expenses. The Company is required to implement this guidance beginning in the fourth quarter of 2000 and restate prior periods to conform to this presentation. The Company does not expect implementation of this guidance to have a material adverse effect on its financial position or results of operations.

In June, 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." FASB Statement No. 138 addresses a number of issues causing implementation difficulties for entities that apply FASB Statement No. 133. FASB Statement No. 138 amends the accounting and reporting requirements of FASB Statement No. 133 for certain derivative instruments and for certain hedging activities. This statement is effective for the Company's quarter ending March 31, 2001. The Company does not expect implementation of this statement to have a material adverse effect on its financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. The Company's financial instruments include cash, accounts receivable, accounts payable and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company believes the carrying values of its long-term debt obligations approximate fair values because the interest rates on these obligations are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities. The Company's accounts receivable are not concentrated in one customer or industry and are not viewed as an unusual credit risk.

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

The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (27)   Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  November 10, 2000

LUFKIN INDUSTRIES, INC.

By    /s/   R. D. Leslie
    ------------------------

     Vice President/Treasurer/Chief Financial Officer
     Principal Financial and Accounting Officer