Form 10-K
period 2000-12-31
LUFKIN INDUSTRIES INC
filed 2001-03-26
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





                            December 31,
For the fiscal year ended      2000               Commission file number  0-2612
                               ----

                            LUFKIN INDUSTRIES, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                      75-0404410
---------------------------------              ---------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  601 South Raguet, Lufkin, Texas                         75904
----------------------------------             ----------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    936/634-2211
                                                   ------------------------

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

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates
as of   January 31, 2001 was $118,047,399.

6,213,021 shares of the Company's Common Stock were outstanding on December 31, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the sections entitled "Financial Review", "Letter to Shareholders", "Management's Discussion and Analysis", "Lufkin at a Glance" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Quorum and Voting Securities", "Nominees for Director", "Information About Current and Continuing Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 2, 2001, are incorporated by reference in Part III hereof.

                                    Part I


Item 1.  Business

     The Company was incorporated under the laws of the State of Texas on March 4, 1902 and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company designs, manufactures, sells, and services various types of oil field pumping units, power transmission products, foundry castings and highway trailers. Lufkin manufactures four basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and for use in marine propulsion applications. The Company produces numerous sizes and combinations of gears. The Company's foundry castings are primarily customer designed components manufactured by Lufkin for use in customer products. Lufkin also produces various sizes and styles of highway trailers, including vans, platforms, and dumps.

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

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 2000, foreign sales accounted for approximately 24 percent of the Company's total sales.

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

     The Company employed approximately 2,000 people at December 31, 2000, including approximately 1,400 that were paid on an hourly basis. The Company has an open shop contract, which runs until October 7, 2002, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

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


Item 4.  Submission of Matters to a Vote of Shareholders

    None


Item 4A.  Executive Officers of the Registrant

    The following information is submitted with respect to the executive officers of the Company as of March 1, 2001:

                                                             Executive
                                                              Officer
Name                    Position with Company       Age        Since
------------------   ----------------------------   ---      ---------
D. V. Smith          Chairman, President &
                      Chief Executive Officer        58        1993
J. F. Glick          Vice President                  48        1994
S. H. Semlinger      Vice President                  47        1992
L. M. Hoes           Vice President                  54        1996
P. G. Perez          Vice President/Secretary        55        1996
R. D. Leslie         Vice President/Treasurer/CFO    55        1999

     There is no significant family relationship either by blood or by marriage among the officers of the Company.

     All of the executive officers of the Company, with the exception of Mr. Hoes, Mr. Perez and Mr. Leslie, have been employed by the Company for more than five years in the same or similar positions. Mr. Hoes was first employed by the Company in May, 1996 to serve as Vice President and General Manager of the Oil Field Products Division. Prior to joining the Company, Mr. Hoes was employed as Vice President of Manufacturing for Cooper Cameron Inc. in Houston, Texas and as Vice President of Manufacturing and Vice President of Engineering for Cooper Oil Tool Division also based in Houston, Texas. Mr. Perez was first employed by the Company in July, 1993 to serve as Director of Human Resources. Mr. Perez was previously employed by Cooper Industries as Manager of Employee Relations for Cooper Oil Tool Division and by Cameron Iron Works as Manager of Labor Relations in Houston, Texas. Mr. Leslie has been employed by the Company since October, 1992. Prior to becoming the Company's Treasurer, Mr. Leslie served as the Company's Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Leslie was employed by Sanifill, Inc. in Houston, Texas, as Vice President of Finance and Chief Accounting Officer. The executive officers of the Company serve at the request of the Board of Directors of the Company. The term of office for all executive officers expires at the next annual meeting of the Board of Directors of the Company.



                               Part II


Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The information required by Item 5 is included in the section entitled "Financial Review" of the Company's Annual Report to Shareholders, which section is incorporated herein by reference and included as part of Exhibit 13.

Item 6.  Selected Financial Data


                         FIVE YEAR SUMMARY OF SELECTED
                          CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)        2000     1999      1998     1997     1996
---------------------------------------   ------   ------    ------   ------   ------
Sales (1)                                 $254.6   $246.0    $287.5   $291.8   $229.1
Earnings (loss) from operations              7.0     (1.3)     13.6     14.8     10.5
Earnings (loss) per share
 Basic                                      1.11    (0.20)     2.11     2.26     1.57
 Diluted                                    1.11    (0.20)     2.08     2.22     1.56
Total assets                               235.4    221.4     242.8    209.8    185.9
Long term notes payable                      7.0      9.1      11.5      6.7        -
Cash dividends per share                     .72      .72       .72      .68      .60

(1) Sales for prior periods have been restated to reflect the reclassification of freight charges billed to customers as revenues and the related expenses as cost of sales in accordance with the guidance specified by EITF Issue 00-10.
The Company previously accounted for freight charged to customers as a reduction of cost of sales. Net earnings for these periods were not affected by this reclassification.


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

Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None

                                   Part III


Item 10.  Directors and Executive Officers of
           the Registrant

     The information required by Item 10 relating to the directors of the Company is included in the sections entitled "Nominees for Director" on page 2 and "Information About Current and Continuing Directors" on pages 5 and 6 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 2, 2001 ("Proxy Statement"), which sections are incorporated herein by reference. The information relating to the executive officers of the Company is provided in Item 4A of Part I of this Annual Report.

Item 11.  Executive Compensation

     The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 6 through 10 of the Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management

     The information required by Item 12 is included in the sections entitled "Quorum and Voting Securities" on page 1 and "Security Ownership of Certain Beneficial Owners and Management" on page 13 of the Company's Proxy Statement, which sections are incorporated herein by reference.

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

                (13) Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are included as an exhibit to this report for the information of the Securities and Exchange Commission.

                (21)     Schedule listing subsidiaries of the registrant

                (23)     Consent of Independent Public Accountants


         *Compensatory plan.

    (b) Reports on Form 8-K filed during the fourth quarter of 2000:

        None

                                      SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2001.

LUFKIN INDUSTRIES, INC.

BY   /s/ R. D. Leslie
  ------------------------------------------------
  R. D. Leslie, Vice President/Treasurer/Chief Financial Officer
  Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 14, 2001, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.



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