Form 10-Q
period 2001-03-31
LUFKIN INDUSTRIES INC
filed 2001-05-08
CIK 60849

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

There were 6,214,485 shares of Common Stock, $1.00 par value per share, outstanding as of March 31, 2001, not including 677,896 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                March 31,    December 31,
                                                                  2001          2000
                                                                --------     ---------
ASSETS                                                         (Unaudited)
Current assets:
 Cash                                                           $  1,692     $  2,003
 Invested funds                                                      759          759
 Receivables, net                                                 39,615       40,413
 Income taxes receivable                                               -        1,239
 Inventories                                                      40,785       35,146
 Deferred income tax assets                                        6,082        6,082
                                                                --------     --------
   Total current assets                                           88,933       85,642
                                                                --------     --------
Property, plant and equipment, at cost                           251,173      255,050
Less accumulated depreciation                                    168,021      170,046
                                                                --------     --------
                                                                  83,152       85,004
                                                                --------     --------
Prepaid pension costs                                             44,867       43,492
Invested funds                                                     5,106        5,106
Goodwill, net                                                      8,773        8,841
Other assets, net                                                  7,650        7,360
                                                                --------     --------
                                                                $238,481     $235,445
                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                                $ 11,300     $  7,790
 Current portion of long-term debt                                 1,683        1,809
 Accounts payable                                                 11,171       13,216
 Payroll and benefits                                              5,014        5,701
 Accrued warranty expenses                                         2,226        2,194
 Taxes payable                                                     4,859        4,130
 Commissions and other                                             6,195        5,601
                                                                --------     --------
   Total current liabilities                                      42,448       40,441
                                                                --------     --------
Deferred income tax liabilities                                   24,336       24,338
Postretirement benefits liability                                 10,972       10,972
Long-term notes payable, net of current portion                    6,488        7,043
Commitments and contingencies

Shareholders' Equity:
 Preferred stock, no par value,
  2,000,000 shares authorized, none issued or outstanding              -            -
 Common stock, $1.00 par value per share;
  60,000,000 shares authorized;
  6,892,381 shares issued                                          6,892        6,892
 Capital in excess of par                                         18,067       18,069
 Retained earnings                                               145,893      143,912
 Treasury stock, 677,896 and 679,360
   shares, respectively, at cost                                 (13,947)     (13,977)
 Accumulated other comprehensive income:
  Cumulative translation adjustment                               (2,668)      (2,245)
                                                                --------     --------
   Total shareholders' equity                                    154,237      152,651
                                                                --------     --------
                                                                $238,481     $235,445
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

                              LUFKIN INDUSTRIES,
                             INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                 (Thousands of dollars, except per share data)

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                 2001          2000
                                             -----------    -----------
                                                    (Unaudited)
Net sales                                     $   63,459    $   56,771
Cost of sales                                     48,733        48,468
                                              ----------    ----------
 Gross profit                                     14,726         8,303
Selling, general and administrative
  expenses                                         9,042         8,104
                                              ----------    ----------
 Operating income                                  5,684           199
Interest and other income (expense), net            (747)          133
                                              ----------    ----------
  Earnings before income taxes                     4,937           332
Income tax provision                               1,881           126
                                              ----------    ----------
 Net earnings                                      3,056           206
Change in foreign currency translation
 Adjustment                                         (423)         (555)
                                              ----------    ----------
 Total comprehensive income (loss)            $    2,633    $     (349)
                                              ==========    ==========
Earnings per share:
 Basic                                        $     0.49    $     0.03
                                              ==========    ==========
 Diluted                                      $     0.49    $     0.03
                                              ==========    ==========
Dividends per share                           $     0.18    $     0.18
                                              ==========    ==========
Weighted average number of shares
 outstanding:
 Basic                                         6,213,623     6,298,584
 Diluted                                       6,281,637     6,308,937


          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2001       2000
                                                               -------    -------
                                                                   (Unaudited)
Cash flows from operating activities:
  Net earnings                                                 $ 3,056    $   206
  Adjustments to reconcile net earnings
    to cash provided by (used in) operating activities:
        Depreciation and amortization                            2,826      2,774
        Pension income                                          (1,375)    (1,476)
        Postretirement benefits                                      -        149
        (Gain) loss on disposition of
         property, plant and equipment                             554       (221)
        Increase in other assets                                  (284)      (568)
        Changes in:
          Trade receivables                                        699      3,590
          Income taxes receivable                                1,239       (126)
          Inventories                                           (5,955)    (3,463)
          Accounts payable                                      (1,940)       440
          Accrued liabilities                                      528       (810)
                                                               -------    -------
      Net cash provided by (used in) operating activities         (652)       495
                                                               -------    -------
Cash flows from investing activities:
   Additions to property, plant and equipment                   (1,651)    (2,140)
   Proceeds from disposition of
     property, plant and equipment                                  69        327
                                                               -------    -------
      Net cash used in investing activities                     (1,582)    (1,813)
                                                               -------    -------
Cash flows from financing activities:
   Net proceeds from short-term debt                             3,510      3,200
   Payments on long-term debt                                     (443)      (991)
   Dividends paid                                               (1,075)    (1,141)
   Proceeds from exercise of stock options                           5          -
   Purchases of treasury stock                                       -       (422)
                                                               -------    -------
      Net cash provided by financing
       activities                                                1,997        646
                                                               -------    -------
Effect of translation on cash and
 cash equivalents                                                  (74)       (39)
                                                               -------    -------
   Net decrease in cash and cash equivalents                      (311)      (711)

Cash and cash equivalents at beginning
 of period                                                       2,003      1,065
                                                               -------    -------
Cash and cash equivalents at end
   of period                                                   $ 1,692    $   354
                                                               =======    =======

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. INVENTORIES

 Consolidated inventories consist of the following:

                             March 31,    December 31,
                               2001           2000
                             ---------    ------------
                              (Thousands of dollars)
Finished goods                $ 8,792        $ 6,191
Work in process                 2,628          2,624
Raw materials                  29,365         26,331
                              -------        -------
                              $40,785        $35,146
                              =======        =======

3. EARNINGS PER SHARE

 The Company reports earnings per share (EPS) in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing net earnings by the weighted average of number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per-share computations follows (in thousands, except share and per share data):

                                              Three Months Ended
                                                   March 31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
 Numerator:
     Net earnings                           $    3,056   $      206
 Denominator:
     Weighted average shares (Basic)         6,213,623    6,298,584
     Effect of outstanding options              68,014       10,353
                                            ----------   ----------
     Weighted average shares including
      assumed conversions  (Diluted)         6,281,637    6,308,937
                                            ==========   ==========
 Basic earnings per share                   $     0.49   $     0.03
                                            ==========   ==========
 Diluted earnings per share                 $     0.49   $     0.03
                                            ==========   ==========

 Options to purchase a total of 472,174 shares and 749,293 shares of the Company's common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, because their effect was antidilutive.

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

5. SEGMENT DATA

 The Company operates with four business segments - Oil Field, Power Transmission, Foundry and Trailer. In keeping with the Company's strategic objective of vertical integration, the Company's Foundry segment also provides its Oil Field and Power Transmission segments with commercial castings. A corporate group supports the four operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Corporate expenses and assets are allocated to the operating segments based primarily upon third party revenues. Following is a summary of key segment and product group information (in thousands of dollars):

                                                   Three Months Ended March 31, 2001
                                                   ---------------------------------
                                                Power
                               Oil Field     Transmission    Foundry    Trailer     Corporate       Total
                              ------------   ------------    --------   --------    ---------      -------
Gross sales                      $39,129       $18,238       $11,481       $ 7,004       $ -      $ 75,852
Intercompany sales                (3,139)       (4,013)       (5,149)          (92)        -       (12,393)
                                 -------       -------       -------       -------      ----      --------

Net sales                        $35,990       $14,225       $ 6,332       $ 6,912       $ -      $ 63,459
                                 =======       =======       =======       =======      ====      ========
Operating income
  (loss)                         $ 6,912       $   530       $   121       $(1,879)      $ -      $  5,684
Other income (expense)              (373)          (67)            3          (301)       (9)         (747)
                                 -------       -------       -------       -------      ----      --------
Income (loss) before
   tax provision (benefit)       $ 6,539       $   463       $   124       $(2,180)      $(9)     $  4,937
                                 =======       =======       =======       =======      ====      ========

                                                   Three Months Ended March 31, 2000
                                                   ---------------------------------
                                                  Power
                                 Oil Field     Transmission    Foundry    Trailer     Corporate       Total
                                ------------   ------------    --------   --------    ---------      -------
Gross sales                        $16,744       $14,186        $ 7,071     $21,759        $  -       $59,760
    Intercompany sales              (1,192)          (96)        (1,701)          -           -        (2,989)
                                   -------       -------        -------     -------       -----       -------

    Net sales                      $15,552       $14,090        $ 5,370     $21,759        $  -       $56,771
                                   =======       =======        =======     =======       =====       =======
    Operating income
      (loss)                       $   499       $  (876)       $  (135)    $   711        $  -       $   199
    Other income (expense)              18            66              1         112         (64)          133
                                   -------       -------        -------     -------       -----       -------
    Income (loss) before
       tax provision (benefit)     $   517       $  (810)       $  (134)    $   823        $(64)      $   332
                                   =======       =======        =======     =======       =====       =======

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which had no material effect on its financial position or results of operations.

The Company's risk management strategy with regard to foreign-currency and interest-rate risks is to structure business transactions to minimize any foreign-currency or interest-rate exposure associated with the operations of its businesses. Sales contracts, including foreign sales contracts, are generally denominated in U.S. Dollars at a specific price per unit. The Company currently does not view its interest-rate risk to be significant to its operations and, therefore, has not entered into any hedging transactions in this area as part of its overall risk management strategy.

The Company has designated a note payable outstanding to a domestic bank denominated in Euros as a hedge against the Company's net investment in its French operations. As such, all foreign currency gains and losses associated with this note are used to offset changes in this investment as a result of currency exchange fluctuations and are included in other comprehensive income as part of the cumulative translation adjustment. A foreign currency gain of approximately $161,000 related to this note was included in other comprehensive income for the three months ended March 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31,
2000:

Net revenues for the three months ended March 31, 2001, increased 11.8% or $6,688,000 to $63,459,000 from $56,771,000 for the three months ended March 31,
2000. Revenues for the prior year quarter have been restated to reflect the reclassification of freight charges billed to customers as revenue and the related expenses as cost of sales in accordance with the guidance specified by EITF Issue 00-10. The Company previously accounted for freight billed to customers as a reduction of cost of sales. Gross profit, operating income and net earnings for this period were unaffected by this reclassification.

The Company reported net earnings of $3,056,000 or $0.49 per share (diluted) for the three months ended March 31, 2001 compared to net earnings of $206,000 or $0.03 per share (diluted) for the prior year first quarter.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                           Three Months Ended
                                 March 31,
                          --------------------    Increase       %
                            2001         2000    (Decrease)   Change
                          -------      -------   ---------    ------
Net Revenues
----------------------
 Oil Field                $35,990      $15,552    $ 20,438     131.4
 Power Transmission        14,225       14,090         135       1.0
 Foundry Castings           6,332        5,370         962      17.9
 Trailers                   6,912       21,759     (14,847)    (68.2)
                          -------      -------    --------
       Total              $63,459      $56,771    $  6,688      11.8
                          =======      =======    ========

Gross Profit
----------------------
 Oil Field                $10,444      $ 2,952    $  7,492     253.8
 Power Transmission         4,180        2,927       1,253      42.8
 Foundry Castings             648          382         266      69.6
 Trailers                    (546)       2,042      (2,588)   (126.7)
                          -------      -------    --------
       Total              $14,726      $ 8,303    $  6,423      77.4
                          =======      =======    ========

Oil Field revenues increased 131.4% to $35,990,000 in the first quarter of 2001 from $15,552,000 in the first quarter of 2000 as the upturn in oil field activity continues to create strong demand for the

Company's pumping units and oil field services. Oil Field backlog reflects this increase in activity, totaling $23,900,000 as of March 31, 2001, up from $8,100,000 for the same period last year, but down slightly from $26,400,000 at December 31, 2000.

Gross profit for the Oil Field Division increased to $10,444,000 for the three months ended March 31, 2001, compared to $2,952,000 for the prior year quarter due primarily to the increase in sales volumes and service activity noted above. Gross margin for the comparable periods improved to 29.0% in 2001 compared to 19.0% in 2000 due primarily to greater leverage achieved off of the Company's fixed costs.

Revenues for the Company's Power Transmission segment increased to $14,225,000 for the first quarter of 2001 compared to $14,090,000 for the 2000 first quarter as uncertain economic conditions in many of the Company's domestic and international industrial markets continue into 2001. The Company's Power Transmission backlog at March 31, 2001, however, increased to $26,700,000 from $26,200,000 at March 31, 2000, and $20,800,000 at December 31, 2000.

Power Transmission gross profit and gross margin increased to $4,180,000 and 29.4%, respectively, for the three months ended March 31, 2001 compared to $2,927,000 and 20.8%, respectively, for the comparable prior year quarter. This improvement in gross profit is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to gear reducers supplied to the Company's Oil Field Division.

Foundry castings revenues for the 2001 first quarter totaled $6,332,000 compared to $5,370,000 for the same period last year due primarily to the increases in oil field activity discussed above. Foundry backlog at March 31, 2001 declined to $6,400,000 from $7,300,000 at March 31, 2000, and from $6,900,000 at
December 31, 2000.

Foundry gross profit and gross margin increased to $648,000 and 10.2%, respectively, for the first quarter of 2001 compared to $382,000 and 7.1%, respectively, for the 2000 first quarter. The improvement in gross profit is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to castings supplied to the Company's Oil Field Division.

Trailer revenues for the first quarter of 2001 decreased to $6,912,000 from $21,759,000 for the three months ended March 31, 2000, as the combination of higher fuel costs and a slowing economy continue to adversely affect demand for new trailers. Backlog for the Trailer segment declined to $11,600,000 at March 31, 2001, compared to $34,500,000 at March 31, 2000, but has shown an increase from $9,500,000 at December 31, 2000.

Trailer gross profit decreased to a loss of $546,000 for the first quarter of 2001 from gross profit of $2,042,000 for the prior year quarter due primarily to the revenue decline noted above.

Selling, general and administrative ("SG&A") expenses for the first quarter of 2001 increased to $9,042,000 from $8,104,000 for the same period in 2000. SG&A expenses as a percentage of revenues were 14% for both comparable quarters.

Interest and other expense for the three months ended March 31, 2001, totaled $747,000 compared to income of $133,000 for the prior year quarter. This change was due primarily to losses recorded on the disposal of certain of the Company's fixed assets totaling $554,000 in the first quarter of 2001 compared to gains on the disposal of fixed assets of $221,000 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock purchases.

The Company's cash balance totaled $1.7 million at March 31, 2001, compared to $2.0 million at December 31, 2000. For the three months ended March 31, 2001, net cash flows used in operating activities totaled $0.7 million, cash used in investing activities totaled $1.6 million and cash provided by financing activities amounted to $2.0 million. Significant components of cash used in operating activities include net earnings after non-cash items, offset by a $5.4 million net increase in working capital items, primarily inventories. Cash used in investing activities included capital expenditures totaling approximately $1.7 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash provided by financing activities include a net increase of approximately $3.5 million in short-term debt, offset in part by dividend payments totaling approximately $1.1 million or $0.18 per share, along with payments on long-term debt totaling $0.4 million.

Total debt balances at March 31, 2001, including current maturities of long-term debt, include $11.3 million outstanding under the Company's discretionary short-term demand facilities and $8.2 million of notes payable to various banks and individuals. Total debt increased to $19.5 million at March 31, 2001, compared to $16.6 million at December 31, 2000. This increase was attributable to net short-term demand borrowings totaling approximately $3.5 million, offset in part by principal payments on long-term notes payable totaling $0.4 million during the first quarter of 2001.

The Company currently has short-term credit facilities in place with three domestic banks totaling $35.0 million. These facilities consist of $15.0 million in discretionary demand facilities, with $5.0 million available from each of the three banks, along with a $20.0 million committed facility available from one of the three banks. As noted above, the Company had borrowed $11.3 million against the $15.0 million demand facilities at March 31, 2001 and no amounts are currently outstanding under the $20.0 million committed facility. One of these facilities, consisting of the $20.0 million committed facility and one of the $5.0 million demand facilities, expires September 1, 2002. The remaining two facilities are annual agreements which the Company expects to successfully renew during 2001. Weighted average interest rates on these demand facilities were 6.3% and 7.0% at March 31, 2001 and December 31, 2000, respectively.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of March 31, 2001, the Company held 677,896 shares of treasury stock at an aggregate cost of approximately $13.9 million. Authorizations of approximately $0.2 million remained at March 31, 2001.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock purchases, through the next twelve months.

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

       None

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  May 3, 2001

LUFKIN INDUSTRIES, INC.

By  /s/    R. D. Leslie
   --------------------------------
     Vice President, Treasurer/
     Chief Financial Officer
     Principal Financial and
     Accounting Officer