Form 10-Q
period 2001-06-30
LUFKIN INDUSTRIES INC
filed 2001-08-10
CIK 60849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

There were 6,248,121 shares of Common Stock, $1.00 par value per share, outstanding as of June 30, 2001, not including 644,260 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                   June 30,    December 31,
                                                                     2001         2000
                                                                   --------     --------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash                                                             $  2,497     $  2,003
  Invested funds                                                        759          759
  Receivables, net                                                   42,582       40,413
  Income taxes receivable                                                 -        1,239
  Inventories                                                        41,166       35,146
  Deferred income tax assets                                          6,082        6,082
                                                                   --------     --------
     Total current assets                                            93,086       85,642
                                                                   --------     --------
Property, plant and equipment, at cost                              251,247      255,050
Less accumulated depreciation                                       169,038      170,046
                                                                   --------     --------
                                                                     82,209       85,004
                                                                   --------     --------
Prepaid pension costs                                                45,992       43,492
Invested funds                                                        5,106        5,106
Goodwill, net                                                         8,709        8,841
Other assets, net                                                     7,922        7,360
                                                                   --------     --------
                                                                   $243,024     $235,445
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                  $  4,680     $  7,790
  Current portion of long-term debt                                   1,623        1,809
  Accounts payable                                                   12,993       13,216
  Payroll and benefits                                                6,175        5,701
  Accrued warranty expenses                                           2,365        2,194
  Taxes payable                                                       7,881        4,130
  Commissions and other                                               6,774        5,601
                                                                   --------     --------
     Total current liabilities                                       42,491       40,441
                                                                   --------     --------
Deferred income tax liabilities                                      24,338       24,338
Postretirement benefits liability                                    10,972       10,972
Long-term notes payable, net of current portion                       6,048        7,043
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value,
    2,000,000 shares authorized; none issued or outstanding               -            -
  Common stock, $1.00 par value per share;
    60,000,000 shares authorized;
    6,892,381 shares issued                                           6,892        6,892
  Capital in excess of par                                           17,994       18,069
  Retained earnings                                                 150,100      143,912
  Treasury stock, 644,260 and 679,360
     shares, respectively, at cost                                  (13,257)     (13,977)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                (2,554)      (2,245)
                                                                   --------     --------
     Total shareholders' equity                                     159,175      152,651
                                                                   --------     --------
                                                                   $243,024     $235,445
                                                                   ========     ========

          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)

                                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                                  2001          2000          2001          2000
                                                              ----------    ----------    ----------    ----------
                                                                     (Unaudited)                  (Unaudited)
   Net sales                                                  $   73,185    $   67,847    $  136,644    $  124,618
   Cost of sales                                                  54,910        55,713       103,643       104,181
                                                              ----------    ----------    ----------    ----------
     Gross profit                                                 18,275        12,134        33,001        20,437
   Selling, general and administrative expenses                    9,238         8,325        18,280        16,429
                                                              ----------    ----------    ----------    ----------
     Operating income                                              9,037         3,809        14,721         4,008
   Interest and other expense, net                                  (227)         (234)         (974)         (101)
                                                              ----------    ----------    ----------    ----------
     Earnings before income tax provision                          8,810         3,575        13,747         3,907
   Income tax provision                                            3,480         1,479         5,361         1,605
                                                              ----------    ----------    ----------    ----------
     Net earnings                                                  5,330         2,096         8,386         2,302
   Change in foreign currency translation adjustment                 114           409          (309)         (146)
                                                              ----------    ----------    ----------    ----------
     Total comprehensive income                               $    5,444    $    2,505    $    8,077    $    2,156
                                                              ==========    ==========    ==========    ==========
   Earnings per share:
     Basic                                                    $     0.85    $     0.33    $     1.35    $     0.37
                                                              ==========    ==========    ==========    ==========
     Diluted                                                  $     0.83    $     0.33    $     1.32    $     0.37
                                                              ==========    ==========    ==========    ==========
   Dividends per share                                        $     0.18    $     0.18    $     0.36    $     0.36
                                                              ==========    ==========    ==========    ==========
   Weighted average number of shares outstanding:
     Basic                                                     6,248,121     6,290,413     6,231,076     6,294,500
     Diluted                                                   6,431,741     6,306,386     6,356,893     6,307,663


          See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                    Six Months Ended June 30,
                                                         2001          2000
                                                      -------       -------
                                                          (Unaudited)
Cash flows from operating activities:
 Net earnings                                         $ 8,386       $ 2,302
 Adjustments to reconcile net earnings
  to cash provided by operating activities:
     Depreciation and amortization                      5,673         5,574
     Pension income                                    (2,500)       (2,952)
     Postretirement benefits                                -           299
     (Gain) loss on disposition of
      property, plant and equipment                       633          (155)
     Increase in other assets                            (635)         (470)
     Changes in:
       Trade receivables                               (1,656)       (3,211)
       Income taxes receivable                          1,239          (156)
       Inventories                                     (6,359)       (6,238)
       Accounts payable                                  (212)        4,631
       Accrued liabilities                              5,142         2,163
                                                      -------       -------
    Net cash provided by operating activities           9,711         1,787
                                                      -------       -------
Cash flows from investing activities:
 Additions to property, plant and equipment            (3,693)       (3,587)
 Proceeds from disposition of
   property, plant and equipment                           90           420
                                                      -------       -------
    Net cash used in investing activities              (3,603)       (3,167)
                                                      -------       -------
Cash flows from financing activities:
 Net proceeds from (payments of) short-term debt       (3,110)        7,800
 Payments on long-term debt                              (856)       (1,558)
 Dividends paid                                        (2,198)       (2,271)
 Proceeds from exercise of stock options                  621             -
 Purchases of treasury stock                                -          (637)
                                                      -------       -------
    Net cash provided by (used in)
      financing activities                             (5,543)        3,334
                                                      -------       -------
Effect of translation on cash and
  cash equivalents                                        (71)          (74)
                                                      -------       -------
 Net increase in cash and cash equivalents                494         1,880

Cash and cash equivalents at beginning
 of period                                              2,003         1,065
                                                      -------       -------
Cash and cash equivalents at end
 of period                                            $ 2,497       $ 2,945
                                                      =======       =======

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. INVENTORIES

   Consolidated inventories consist of the following:

                               June 30,   December 31,
                                 2001        2000
                              ---------   ------------
                              (In thousands of dollars)

Finished goods                  $ 7,168        $ 6,191
Work in process                   4,502          2,624
Raw materials                    29,496         26,331
                                -------        -------
                                $41,166        $35,146
                                =======        =======

3. EARNINGS PER SHARE

   The Company reports earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except share and per share data):

                                               Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                            2001                2000               2001         2000
                                         ----------           ----------         ----------   ----------
 Numerator:
  Net earnings                           $    5,330           $    2,096         $    8,386   $    2,302
 Denominator:
  Weighted average shares (Basic)         6,248,121            6,290,413          6,231,076    6,294,500
  Effect of outstanding options             183,620               15,973            125,817       13,163
                                         ----------           ----------         ----------   ----------
  Weighted average shares including
    assumed conversions  (Diluted)        6,431,741            6,306,386          6,356,893    6,307,663
                                         ==========           ==========         ==========   ==========
  Basic earnings per share               $     0.85           $     0.33         $     1.35   $     0.37
                                         ==========           ==========         ==========   ==========
  Diluted earnings per share             $     0.83           $     0.33         $     1.32   $     0.37
                                         ==========           ==========         ==========   ==========

   Options to purchase a total of 129,036 shares and 748,293 shares of the Company's common outstanding at June 30, 2001 and 2000, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

4.  LEGAL PROCEEDINGS

    A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997 by an employee and a former employee, which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994 to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Courts of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

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

5.  SEGMENT DATA

    The Company operates with four business segments - oil field, power transmission, foundry and trailer. In keeping with the Company's strategic objective of vertical integration, the Company's foundry segment also provides its oil field and power transmission segments with commercial castings. The four operating segments are supported by a corporate group. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Corporate expenses are allocated to the operating segments based primarily upon third party revenues. Following is a summary of key segment and product group information (in thousands of dollars):

                                                Three Months Ended June 30, 2001
                                                --------------------------------
                                             Power
                              Oil Field  Transmission   Foundry      Trailer   Corporate        Total
                              ---------  ------------   -------      -------   ---------        -----
Gross sales                    $43,604      $17,915      $11,657      $ 9,984      $   -         $83,160
Intercompany sales                (279)      (3,426)      (5,953)        (317)         -          (9,975)
                               -------      -------      -------      -------      -----         -------
Net sales                      $43,325      $14,489      $ 5,704      $ 9,667      $   -         $73,185
                               =======      =======      =======      =======      =====         =======
Operating income (loss)        $ 8,948      $ 1,285      $   272      $(1,468)     $   -         $ 9,037
Other income (expense)             (85)         (62)           2           11        (93)           (227)
                               -------      -------      -------      -------      -----         -------
Income (loss) before
  tax provision                $ 8,863      $ 1,223      $   274      $(1,457)     $ (93)        $ 8,810
                               =======      =======      =======      =======      =====         =======
                                                Three Months Ended June 30, 2000
                                                --------------------------------
                                             Power
                              Oil Field  Transmission   Foundry      Trailer   Corporate        Total
                              ---------  ------------   -------      -------   ---------        -----
Gross sales                    $21,970      $17,407      $ 9,172      $24,039      $   -         $72,588
Intercompany sales                (197)      (1,022)      (3,522)           -          -          (4,741)
                               -------      -------      -------      -------      -----         -------
Net sales                      $21,773      $16,385      $ 5,650      $24,039      $   -         $67,847
                               =======      =======      =======      =======      =====         =======
Operating income (loss)        $ 2,357      $  (181)     $   390      $ 1,243      $   -         $ 3,809
Other income (expense)             (15)        (103)          (1)          (1)      (114)           (234)
                               -------      -------      -------      -------      -----         -------
Income (loss) before
  tax provision                $ 2,342      $  (284)     $   389      $ 1,242      $(114)        $ 3,575
                               =======      =======      =======      =======      =====         =======

                                                 Six Months Ended June 30, 2001
                                                --------------------------------
                                             Power
                              Oil Field  Transmission   Foundry      Trailer   Corporate        Total
                              ---------  ------------   -------      -------   ---------        -----
Gross sales                   $80,174      $36,033      $ 23,138      $16,991      $   -         $156,336
Intercompany sales               (859)      (7,319)      (11,102)        (412)         -          (19,692)
                              -------      -------      --------      -------      -----         --------
Net sales                     $79,315      $28,714      $ 12,036      $16,579      $   -         $136,644
                              =======      =======      ========      =======      =====         ========
Operating income (loss)       $15,861      $ 1,815      $    393      $(3,348)     $   -         $ 14,721
Other income (expense)           (459)        (129)            5         (289)      (102)            (974)
                              -------      -------      --------      -------      -----         --------
Income (loss) before
  tax provision               $15,402      $ 1,686      $    398      $(3,637)     $(102)        $ 13,747
                              =======      =======      ========      =======      =====         ========
                                                 Six Months Ended June 30, 2000
                                                --------------------------------
                                             Power
                              Oil Field  Transmission   Foundry      Trailer   Corporate        Total
                              ---------  ------------   -------      -------   ---------        -----
Gross sales                   $37,589      $31,572      $16,242       $45,798      $   -         $131,201
Intercompany sales               (264)      (1,097)      (5,222)            -          -           (6,583)
                              -------      -------      -------       -------      -----         --------
Net sales                     $37,325      $30,475      $11,020       $45,798      $   -         $124,618
                              =======      =======      =======       =======      =====         ========
Operating income (loss)       $ 2,856      $(1,057)     $   255       $ 1,954      $   -         $  4,008
Other income (expense)              3          (37)           -           111       (178)            (101)
                              -------      -------      -------       -------      -----         --------
Income (loss) before
  tax provision               $ 2,859      $(1,094)     $   255       $ 2,065      $(178)        $  3,907
                              =======      =======      =======       =======      =====         ========

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   The Company adopted the accounting and disclosure provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001.

   The Company's risk management strategy with regard to foreign-currency and interest-rate risks is to structure business transactions to minimize any foreign-currency or interest-rate exposure associated with the operations of its businesses. Sales contracts, including foreign sales contracts, are generally denominated in U.S. Dollars at a specific price per unit. The Company currently does not view its interest-rate risks to be significant to its operations and, therefore, has not entered into any hedging transactions in these areas as part of its overall risk management strategy.

   The Company has designated a note payable outstanding to a domestic bank denominated in Euros as a hedge against the Company's net investment in its French operations. As such, all foreign currency gains and losses associated with this note are used to offset changes in this investment as a result of currency exchange fluctuations and are included in other comprehensive income as part of the cumulative translation adjustment. Foreign currency gains of approximately $58,000 and $219,000, respectively, related to this note were included in other comprehensive income for the three and six months ended June 30, 2001.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for the Company's fiscal quarter ended March 31, 2002 and early adoption of this statement is not permitted. The Company, therefore, will continue to amortize goodwill recognized prior to June 30, 2001 pursuant to existing pronouncements until December 31, 2001. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company is currently evaluating the possible effects of the adoption of these standards on its financial position, results of operations and cash flows.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

Net revenues for the three months ended June 30, 2001, increased 7.9% or $5,338,000 to $73,185,000 from $67,847,000 for the three months ended June 30,
2000. Revenues for the prior year quarter have been restated to reflect the reclassification of freight charges billed to customers as revenue and the related expenses as cost of sales in accordance with the guidance specified by EITF Issue 00-10. The Company previously accounted for freight billed to customers as a reduction of cost of sales. Gross profit, operating income and net earnings for this period were unaffected by this reclassification.

The Company reported net earnings of $5,330,000 or $0.83 per share (diluted) for the three months ended June 30, 2001 compared to earnings of $2,096,000 or $0.33 per share (diluted) for the prior year quarter.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                         Three Months Ended
                              June 30,                        %
                         -------------------   Increase    Increase
                          2001        2000    (Decrease)  (Decrease)
                         -------     -------   --------   ----------
Net Revenues
------------
Oil Field                $43,325     $21,773   $ 21,552      99.0
Power Transmission        14,489      16,385     (1,896)    (11.6)
Foundry Castings           5,704       5,650         54       1.0
Trailers                   9,667      24,039    (14,372)    (59.8)
                         -------     -------   --------
  Total                  $73,185     $67,847   $  5,338       7.9
                         =======     =======   ========
Gross Profit
------------
Oil Field                $12,502     $ 4,994   $  7,508     150.3
Power Transmission         4,988       3,569      1,419      39.8
Foundry Castings             798         947       (149)    (15.7)
Trailers                     (13)      2,624     (2,637)   (100.5)
                         -------     -------   --------
 Total                   $18,275     $12,134   $  6,141      50.6
                         =======     =======   ========

Oil Field revenues increased 99.0% to $43,325,000 from $21,773,000 in the second quarter of 2000 as the increase in oil field activity that began in 2000 continued into the second quarter of this year. The continued strong demand for the Company's pumping units is reflected in the Company's Oil Field backlog which increased to $27,600,000 at June 30, 2001, from $15,300,000 at June 30,
2000 and from $23,900,000 at March 31, 2001.

Gross profit for the Oil Field Division increased to $12,502,000 for the three months ended June 30, 2001 compared to $4,994,000 for the prior year quarter due primarily to the increase in sales volumes noted above. Gross margin for the comparable periods improved to 28.9% in 2001 compared to 22.9% in 2000 due primarily to improvements in product mix and greater leverage achieved off of the Company's fixed costs.

Revenues for the Company's Power Transmission segment decreased to $14,489,000 for the second quarter of 2001 compared to $16,385,000 for the 2000 second quarter due primarily to continuing uncertain economic conditions in many of the Company's domestic and international industrial markets. The Company's Power Transmission backlog at June 30, 2001, however, improved to $28,900,000 from $27,200,000 at June 30, 2000 and $26,700,000 at March 31, 2001.

Power Transmission gross profit and gross margin increased to $4,988,000 and 34.4%, respectively, for the three months ended June 30, 2001 compared to $3,569,000 and 21.8%, respectively, for the comparable prior year quarter. This improvement is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to gear reducers supplied to the Company's Oil Field Division.

Foundry castings revenues for the 2001 second quarter totaled $5,704,000 compared to $5,650,000 for the same period last year as uncertain economic conditions, combined with pricing pressure in domestic and foreign markets, have continued to limit demand for the Foundry's commercial castings. Foundry backlog at June 30, 2001 declined to $5,900,000 from $6,400,000 at both June 30, 2000 and March 31, 2001.

Foundry gross profit and gross margin decreased to $798,000 and 14.0%, respectively, for the second quarter of 2001 compared to $947,000 and 16.8%, respectively, for the 2000 second quarter. The decline in gross margin is due primarily to reduced margins achieved on the Foundry's commercial castings in 2001, offset in part by increased absorption of fixed overhead costs attributable to castings supplied to the Company's Oil Field Division.

Trailer revenues for the second quarter of 2001 decreased to $9,667,000 from $24,039,000 for the three months ended June 30, 2000 as higher fuel and operating costs experienced by the U.S. trucking industry continue to adversely affect demand in the Company's trailer markets. Backlog for the trailer segment totaled $6,900,000 at June 30, 2001, compared to $20,500,000 at June 30, 2000 and $11,600,000 at March 31, 2001.

Trailer gross profit decreased to a loss of $13,000 for the three months ended June 30, 2001 from gross profit of $2,624,000 for the comparable prior year quarter due to the volume decline noted above.

Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 increased to $9,238,000 from $8,325,000 for the same period in 2000. This increase is due primarily to increases in selling expense in response to the increase in oil field activity.

Interest and other expense for the three months ended June 30, 2001 totaled $227,000, compared to $234,000 for the prior year quarter due primarily to a decrease in interest expense resulting from lower average short-term debt balances.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

Net revenues for the six months ended June 30, 2001, increased 9.7% or $12,026,000 to $136,644,000 from $124,618,000 for the six months ended June 30,
2000. Revenues for the prior year period have been restated to reflect the reclassification of freight charges billed to customers as revenue and the related expenses as cost of sales in accordance with the guidance specified by EITF Issue 00-10. The Company previously accounted for freight billed to customers as a reduction of cost of sales. Gross profit, operating income and net earnings for this period were unaffected by this reclassification.

The Company reported net earnings of $8,386,000 or $1.32 per share (diluted) for the six months ended June 30, 2001 compared to earnings of $2,302,000 or $0.37 per share (diluted) for the comparable prior year period.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                            Six Months Ended
                                June 30,                        %
                          -------------------   Increase     Increase
                            2001       2000    (Decrease)   (Decrease)
                          -------     -------  ----------   ----------
Net Revenues
------------
Oil Field                 $ 79,315   $ 37,325    $ 41,990    112.5
Power Transmission          28,714     30,475      (1,761)    (5.8)
Foundry Castings            12,036     11,020       1,016      9.2
Trailers                    16,579     45,798     (29,219)   (63.8)
                          --------   --------    --------
  Total                   $136,644   $124,618    $ 12,026      9.7
                          ========   ========    ========
Gross Profit
------------
Oil Field                 $ 22,945   $  7,946    $ 14,999    188.8
Power Transmission           9,168      6,496       2,672     41.1
Foundry Castings             1,447      1,329         118      8.9
Trailers                      (559)     4,666      (5,225)  (112.0)
                          --------   --------    --------
  Total                   $ 33,001   $ 20,437    $ 12,564     61.5
                          ========   ========    ========

Oil Field revenues increased 112.5% to $79,315,000 from $37,325,000 in the first half of 2000. The continued increase in drilling activity among oil producers has resulted in significant increases in both new pumping unit sales and oil field service activity. Oil Field backlog reflects this increase in activity, increasing to $27,600,000 at June 30, 2001 from $15,300,000 at June 30, 2000 and from $26,400,000 at December 31, 2000.

Gross profit for the Oil Field Division increased to $22,945,000 for the six months ended June 30, 2001 compared to $7,946,000 for the comparable prior year period due primarily to the increase in volumes noted above. Gross margin for the comparable periods improved to 28.9% in 2001 compared to 21.3% in 2000 due primarily to greater leverage achieved off of the Company's fixed costs along with improvements in product mix.

Revenues for the Company's Power Transmission segment decreased to $28,714,000 for the six months ended June 30, 2001 compared to $30,475,000 for the comparable 2000 period as uncertain economic conditions in many of the Company's domestic and international industrial markets continue into 2001. The Company's Power Transmission backlog at June 30, 2001, however, improved to $28,900,000 from $27,200,000 at June 30, 2000, and $20,800,000 at December 31, 2000.

Power Transmission gross profit and gross margin improved to $9,168,000 and 31.9%, respectively, for the six months ended June 30, 2001 compared to $6,496,000 and 21.3%, respectively, for the comparable period in 2000. These improvements are due primarily to increased absorption of fixed overhead costs as noted in the discussion of quarterly results above.

Foundry castings revenues for the six months ended June 30, 2001 totaled
$12,036,000 compared to $11,020,000 for the same period last year.   Although
Foundry castings revenues have shown a slight increase over prior year levels, uncertain economic conditions and continuing pricing pressure from domestic and foreign competition have affected demand for the Foundry's commercial castings. Foundry backlog at June 30, 2001 declined to $5,900,000 from $6,400,000 at June 30, 2000, and from $6,900,000 at December 31, 2000.

Foundry gross profit increased to $1,447,000 for the first half of 2001 from $1,329,000 for the comparable 2000 period due primarily to the inter-segment volume increases noted above in the discussion of second quarter results. Foundry gross margin, however, decreased slightly to 12.0% from 12.1% for the comparable prior year period due to lower margins achieved on the Foundry's commercial castings.

Trailer revenues for the first half of 2001 decreased to $16,579,000 from $45,798,000 for the six months ended June 30, 2000 due to the continuing adverse effect of higher fuel and operating costs experienced by the U.S. trucking industry on the demand for new trailers. Backlog for the trailer segment totaled $6,900,000 at June 30, 2001, compared to $20,500,000 at June 30, 2000 and
$9,500,000 at December 31, 2000.

Trailer gross profit decreased to a loss of $559,000 for the six months ended June 30, 2001 from profit of $4,666,000 for the comparable prior year period due to the revenue declines noted above.

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2001 increased to $18,280,000 from $16,429,000 for the same period in 2000, due primarily to an increase in selling expenses related to the increase in oil field activity.

Interest and other expense for the six months ended June 30, 2001 increased to $974,000 compared to $101,000 for the comparable prior year period. This increase was due primarily to a net loss recorded on the disposal of certain of the Company's fixed assets totaling $633,000 for 2001, compared to a net gain on disposals of fixed assets totaling $155,000 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock purchases.

The Company's cash balance totaled $2.5 million at June 30, 2001, compared to $2.0 million at December 31, 2000. For the six months ended June 30, 2001, net cash flows provided by operating activities totaled $9.7 million, cash used in investing activities totaled $3.6 million and cash used in financing activities amounted to $5.5 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses, offset by a $1.8 million net increase in working capital items, primarily inventories. Cash used in investing activities included capital expenditures totaling approximately $3.7 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash used in financing activities include a net decrease of approximately $3.1 million in short-term debt, dividend payments totaling approximately $2.2 million or $0.36 per share and payments on long-term debt totaling $0.9 million.

Total debt balances at June 30, 2001, including current maturities of long-term debt, consisted of $4.7 million outstanding under the Company's discretionary short-term demand facilities and $7.7 million of notes payable to various banks and individuals. Total debt decreased to $12.4 million at June 30, 2001, compared to $16.6 million at December 31, 2000. This decrease was attributable to the net payments on short- and long-term debt noted above.

The Company currently has short-term credit facilities in place with three domestic banks totaling $35.0 million. These facilities consist of $15.0 million in discretionary demand facilities, with $5.0 million available from each of the three banks, along with a $20.0 million committed facility available from one of the three banks. As noted above, the Company had borrowed $4.7 million against the $15.0 million demand facilities at June 30, 2001 and no amounts are currently outstanding under the $20.0 million committed facility. One of these facilities, consisting of the $20.0 million committed facility and one of the $5.0 million demand facilities, expires September 1, 2002. The remaining two facilities are annual agreements, which the Company expects to successfully renew during 2001. Weighted average interest rates on these demand facilities were 5.0% and 7.0% at June 30, 2001 and December 31, 2000, respectively.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of June 30, 2001, the Company held 644,260 shares of treasury stock at an aggregate cost of approximately $13.3 million. Authorizations of approximately $0.2 million remained at June 30, 2001.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock purchases, through the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the accounting and disclosure provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001.

The Company's risk management strategy with regard to foreign-currency and interest-rate risks is to structure business transactions to minimize any foreign-currency or interest-rate exposure associated with the operations of its businesses. Sales contracts, including foreign sales contracts, are generally denominated in U.S. Dollars at a specific price per unit. The Company currently does not view its interest-rate risks to be significant to its operations and, therefore, has not entered into any hedging transactions in these areas as part of its overall risk management strategy.

The Company has designated a note payable outstanding to a domestic bank denominated in Euros as a hedge against the Company's net investment in its French operations. As such, all foreign currency gains and losses associated with this note are used to offset changes in this investment as a result of currency exchange fluctuations and are included in other comprehensive income as part of the cumulative translation adjustment. Foreign currency gains of approximately $58,000 and $219,000, respectively, related to this note were included in other comprehensive income for the three and six months ended June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for the Company's fiscal quarter ended March 31, 2002 and early adoption of this statement is not permitted. The Company, therefore, will continue to amortize goodwill recognized prior to June 30, 2001 pursuant to existing pronouncements until December 31, 2001. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company is currently evaluating the possible effects of the adoption of these standards on its financial position, results of operations and cash flows.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company was held on May 2, 2001. Matters presented to the shareholders at the meeting were the election of four directors and the ratification of the appointment of the Company's independent auditors for the year 2001. The following numbers of votes were cast as to the nominees for director: J. H. Lollar, 5,438,383 votes for and 3,773 votes withheld; B. H. O'Neal, 5,438,325 votes for and 3,831 votes withheld; H. J. Trout, Jr., 5,379,564 votes for and 62,592 votes withheld and T. E. Wiener, 5,439,583 votes for and 2,573 votes withheld. In connection with the appointment of the independent auditors, 5,393,628 shares voted for ratification, 47,713 shares voted against and 815 votes were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  August 6, 2001

LUFKIN INDUSTRIES, INC.

By    /s/   R. D. Leslie
    -------------------------------
     Vice President/Treasurer/Chief Financial Officer
     Principal Financial and Accounting Officer