Form 10-Q
period 2001-09-30
LUFKIN INDUSTRIES INC
filed 2001-11-13
CIK 60849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 0-2612

                         _____________________________

                            LUFKIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


          TEXAS                                            75-0404410
          -----                                            ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


   601 SOUTH RAGUET, LUFKIN, TEXAS                            75904
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (936) 634-2211
                                 --------------
              (Registrant's telephone number, including area code)

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

There were 6,358,810 shares of Common Stock, $1.00 par value per share, outstanding as of November 6, 2001, not including 533,571 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                   September 30,      December 31,
                                                        2001             2000
                                                   -------------      ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $  9,348         $  2,003
  Invested funds                                         5,865              759
  Receivables, net                                      42,192           40,413
  Income taxes receivable                                    -            1,239
  Inventories                                           41,447           35,146
  Deferred income tax assets                             6,082            6,082
                                                      --------         --------
     Total current assets                              104,934           85,642
                                                      --------         --------
Property, plant and equipment, at cost                 253,326          255,050
Less accumulated depreciation                          170,985          170,046
                                                      --------         --------
                                                        82,341           85,004
                                                      --------         --------
Prepaid pension costs                                   47,242           43,492
Invested funds                                               -            5,106
Goodwill, net                                            8,655            8,841
Other assets, net                                        7,838            7,360
                                                      --------         --------
     Total assets                                     $251,010         $235,445
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $      -         $  7,790
  Current portion of long-term notes payable             6,688            1,809
  Accounts payable                                      13,823           13,216
  Accrued payroll and benefits                           6,528            5,701
  Accrued warranty expenses                              2,363            2,194
  Taxes payable                                         12,238            4,130
  Accrued commissions and other                          6,700            5,601
                                                      --------         --------
     Total current liabilities                          48,340           40,441
                                                      --------         --------
Deferred income tax liabilities                         24,809           24,338
Postretirement benefits liability                       10,972           10,972
Long-term notes payable, net of current portion            726            7,043
Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value per share;
    60,000,000 shares authorized;
    6,892,381 shares issued                              6,892            6,892
  Capital in excess of par                              18,145           18,069
  Retained earnings                                    155,523          143,912
  Treasury stock, 572,109 and 679,360
     shares, respectively, at cost                     (11,778)         (13,977)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                   (2,619)          (2,245)
                                                      --------         --------
     Total shareholders' equity                        166,163          152,651
                                                      --------         --------
     Total liabilities and shareholders' equity       $251,010         $235,445
                                                      ========         ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME
          (In thousands of dollars, except share and per share data)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                    -----------------------           ------------------------
                                                       2001          2000                 2001          2000
                                                   ----------    ----------           ----------     ---------
                                                          (Unaudited)                        (Unaudited)
     Net sales                                     $   75,640    $   65,705           $  212,285    $  190,323
     Cost of sales                                     56,640        54,131              160,283       158,312
                                                   ----------    ----------           ----------    ----------
      Gross profit                                     19,000        11,574               52,002        32,011
     Selling, general and administrative
        expenses                                        8,274         7,598               26,554        24,027
                                                   ----------    ----------           ----------    ----------
      Operating income                                 10,726         3,976               25,448         7,984
     Interest and other income (expense), net             231          (230)                (744)         (331)
                                                   ----------    ----------           ----------    ----------
      Earnings before income tax provision             10,957         3,746               24,704         7,653
     Income tax provision                               4,397         1,483                9,758         3,088
                                                   ----------    ----------           ----------    ----------
      Net earnings                                      6,560         2,263               14,946         4,565
     Change in foreign currency translation
          adjustment                                      (65)         (190)                (374)         (336)
                                                   ----------    ----------           ----------    ----------
      Total comprehensive income                   $    6,495    $    2,073           $   14,572    $    4,229
                                                   ==========    ==========           ==========    ==========
     Earnings per share:
      Basic                                        $     1.04    $     0.36           $     2.39    $     0.73
                                                   ==========    ==========           ==========    ==========
      Diluted                                      $     1.01    $     0.36           $     2.33    $     0.72
                                                   ==========    ==========           ==========    ==========
     Dividends per share                           $     0.18    $     0.18           $     0.54    $     0.54
                                                   ==========    ==========           ==========    ==========
     Weighted average number of shares
           outstanding:
      Basic                                         6,320,272     6,273,431            6,260,959     6,287,426
      Diluted                                       6,498,239     6,333,347            6,404,159     6,316,173




         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2001          2000
                                                     --------       -------
                                                          (Unaudited)
Cash flows from operating activities:
  Net earnings                                       $ 14,946       $ 4,565
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
        Depreciation and amortization                   8,468         8,466
        Pension income                                 (3,750)       (4,428)
        Postretirement benefits                             -           448
        (Gain) loss on disposition of
         property, plant and equipment                    454          (159)
        Increase in other assets                         (211)         (474)
        Changes in:
          Trade receivables                            (1,592)       (2,001)
          Income taxes receivable                       1,239         2,198
          Inventories                                  (6,546)       (4,566)
          Accounts payable                                691           205
          Accrued liabilities                          10,070         1,854
                                                     --------       -------
      Net cash provided by operating activities        23,769         6,108
                                                     --------       -------
Cash flows from investing activities:
   Additions to property, plant and equipment          (6,024)       (4,598)
   Proceeds from disposition of
     property, plant and equipment                        193           431
                                                     --------       -------
      Net cash used in investing activities            (5,831)       (4,167)
                                                     --------       -------
Cash flows from financing activities:
   Net proceeds from (payments on)
      short-term debt                                  (7,790)        7,071
   Payments on long-term debt                          (1,297)       (2,264)
   Dividends paid                                      (3,336)       (3,410)
   Proceeds from exercise of stock options              1,893            25
   Purchases of treasury stock                              -        (1,067)
                                                     --------       -------
      Net cash provided by (used in)
       financing activities                           (10,530)          355
                                                     --------       -------
Effect of translation on cash and
 cash equivalents                                         (63)          (82)
                                                     --------       -------
   Net increase in cash and cash equivalents            7,345         2,214
Cash and cash equivalents at beginning
 of period                                              2,003         1,065
                                                     --------       -------
Cash and cash equivalents at end
 of period                                           $  9,348       $ 3,279
                                                     ========       =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. INVENTORIES

   Consolidated inventories consist of the following:

                                  September 30,   December 31,
                                      2001           2000
                                  -------------   ------------
                                    (In thousands of dollars)

Finished goods                       $ 5,971        $ 6,191
Work in process                        4,416          2,624
Raw materials                         31,060         26,331
                                     -------        -------
                                     $41,447        $35,146
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

                                               Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                         --------------------------        ------------------------------
                                             2001           2000              2001                2000
                                         ----------      ----------        ----------          ----------
 Numerator:
  Net earnings                           $    6,560      $    2,263        $   14,946          $    4,565
 Denominator:
  Weighted average shares (Basic)         6,320,272       6,273,431         6,260,959           6,287,426
  Effect of outstanding options             177,967          59,916           143,200              28,747
                                         ----------      ----------        ----------          ----------
  Weighted average shares including
    assumed conversions  (Diluted)        6,498,239       6,333,347         6,404,159           6,316,173
                                         ==========      ==========        ==========          ==========
   Basic earnings per share              $     1.04      $     0.36        $     2.39          $     0.73
                                         ==========      ==========        ==========          ==========
   Diluted earnings per share            $     1.01      $     0.36        $     2.33          $     0.72
                                         ==========      ==========        ==========          ==========



   Options to purchase a total of 137,686 and 525,289 shares of the Company's common outstanding at September 30, 2001 and 2000, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

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

   The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is that it will prevail if this case is tried on the merits.

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

                                          Three Months Ended September 30, 2001
                           -------------------------------------------------------------------
                                           Power
                           Oil Field   Transmission  Foundry   Trailer   Corporate      Total
                           ---------   ------------ --------   -------   ---------    --------
Gross sales                 $45,344       $20,539   $10,923    $ 9,500     $  -       $ 86,306
Intercompany sales             (236)       (3,545)   (6,547)      (338)       -        (10,666)
                            -------       -------   -------    -------     ----       --------
Net sales                   $45,108       $16,994   $ 4,376    $ 9,162     $  -       $ 75,640
                            =======       =======   =======    =======     ====       ========
Operating income (loss)     $ 9,810       $ 2,251   $   (12)   $(1,323)    $  -       $ 10,726
Other income (expense)         (130)          165         -         95      101            231
                            -------       -------   -------    -------     ----       --------
Earnings (loss) before
 tax provision              $ 9,680       $ 2,416   $   (12)   $(1,228)    $101       $ 10,957
                            =======       =======   =======    =======     ====       ========


                                          Three Months Ended September 30, 2000
                           -------------------------------------------------------------------
                                           Power
                           Oil Field   Transmission  Foundry   Trailer   Corporate      Total
                           ---------   ------------ --------   -------   ---------    --------
Gross sales                 $26,203       $17,084   $10,201    $17,674     $   -       $ 71,162
Intercompany sales             (331)       (1,273)   (3,853)         -         -         (5,457)
                            -------       -------   -------    -------     -----       --------
Net sales                   $25,872       $15,811   $ 6,348    $17,674     $   -       $ 65,705
                            =======       =======   =======    =======     =====       ========
Operating income (loss)     $ 3,002       $   832   $   534    $  (392)    $   -       $  3,976
Other income (expense)          (39)           18        (3)        (7)     (199)          (230)
                            -------       -------   -------    -------     -----       --------
Earnings (loss) before
 tax provision              $ 2,963       $   850   $   531    $  (399)    $(199)      $  3,746
                            =======       =======   =======    =======     =====       ========

                                          Nine Months Ended September 30, 2001
                           -------------------------------------------------------------------
                                           Power
                           Oil Field   Transmission  Foundry   Trailer   Corporate      Total
                           ---------   ------------ --------   -------   ---------    --------
Gross sales                 $125,519      $ 56,571   $ 34,061    $26,512     $   -       $242,663
Intercompany sales            (1,095)      (10,863)   (17,649)      (771)        -        (30,378)
                            --------      --------   --------    -------     -----       --------
Net sales                   $124,424      $ 45,708   $ 16,412    $25,741     $   -       $212,285
                            ========      ========   ========    =======     =====       ========
Operating income (loss)     $ 25,671      $  4,066   $    381    $(4,670)    $   -       $ 25,448
Other income (expense)          (589)           36          5       (195)       (1)          (744)
                            --------      --------   --------    -------     -----       --------
Earnings (loss) before
 tax provision              $ 25,082      $ 4,102    $    386    $(4,865)    $  (1)      $ 24,704
                            ========      =======    ========    =======     =====       ========

                                          Nine Months Ended September 30, 2000
                           -------------------------------------------------------------------
                                           Power
                           Oil Field   Transmission  Foundry   Trailer    Corporate      Total
                           ---------   ------------ ---------  ---------  ---------    ---------
Gross sales                 $ 63,791      $ 48,656   $ 26,443    $63,472     $   -       $202,362
Intercompany sales              (594)       (2,370)    (9,075)         -         -        (12,039)
                            --------      --------   --------    -------     -----       --------
Net sales                   $ 63,197      $ 46,286   $ 17,368    $63,472     $   -       $190,323
                            ========      ========   ========    =======     =====       ========
Operating income (loss)     $  5,858      $   (225)  $    789    $ 1,562     $   -       $  7,984
Other income (expense)           (36)          (18)        (3)       103      (377)          (331)
                            --------      --------   --------    -------     -----       --------
Earnings (loss) before
 tax provision              $  5,822      $   (243)  $    786    $ 1,665     $(377)      $  7,653
                            ========      ========   ========    =======     =====       ========


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

   The Company has designated a note payable outstanding to a domestic bank denominated in Euros as a hedge against the Company's net investment in its French operations. As such, all foreign currency gains and losses associated with this note are used to offset changes in the investment as a result of currency exchange fluctuations and are included in other comprehensive income as part of the cumulative translation adjustment. A foreign currency loss of approximately $125,000 and a gain of $94,000, respectively, related to this note were included in other comprehensive income for the three and nine months ended September 30, 2001, respectively.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for the Company's fiscal quarter ended March 31, 2002 and early adoption of this statement is not permitted. The Company, therefore, will continue to amortize goodwill recognized prior to June 30, 2001 pursuant to existing pronouncements until December 31, 2001. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company is currently evaluating the possible effects of the adoption of these standards on its financial position, results of operations and cash flows.

   During the third quarter of 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has reviewed these pronouncements and, at this time, does not believe they will have any effects on its financial position, results of operations and cash flows. However, the Company will continue to review its position on these pronouncements prior to their adoption date.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

   Net revenues for the three months ended September 30, 2001 increased to $75,640,000 from $65,705,000 for the three months ended September 30, 2000 as oil field sales increased while being offset by continuing weakness in the trailer market.

   The Company reported net earnings of $6,560,000 or $1.01 per share (diluted) for the three months ended September 30, 2001 compared to earnings of $2,263,000 or $0.36 per share (diluted) for the prior year quarter.

   The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                             Three Months Ended
                                September 30,                       %
                            --------------------    Increase     Increase
                              2001        2000     (Decrease)   (Decrease)
                            -------      -------   ----------   ----------
Net Revenues
------------
Oil Field                   $45,108      $25,872     $19,236       74.4
Power Transmission           16,994       15,811       1,183        7.5
Foundry Castings              4,376        6,348      (1,972)     (31.1)
Trailers                      9,162       17,674      (8,512)     (48.2)
                            -------      -------     -------
  Total                     $75,640      $65,705     $ 9,935       15.1
                            =======      =======     =======

Gross Profit
------------
Oil Field                   $12,645      $ 5,364     $ 7,281     135.7
Power Transmission            5,669        4,180       1,489      35.6
Foundry Castings                568        1,044        (476)    (45.6)
Trailers                        118          986        (868)    (88.0)
                            -------      -------     -------
  Total                     $19,000      $11,574     $ 7,426       64.2
                            =======      =======     =======

Oil Field revenues increased 74.4% to $45,108,000 in the third quarter of 2001 from $25,872,000 in the third quarter of 2000 as the increase in oil field activity that began in 2000 continued into the third quarter of this year. However, the weakening of the oil field market due to lower energy prices and global economic uncertainty is reflected in the Company's Oil Field backlog, which decreased to $21,400,000 at September 30, 2001 from $27,600,000 at June 30, 2001 but was still increased over the $18,200,000 backlog for the same period last year.

Gross profit for the Oil Field Division increased to $12,645,000 for the three months ended September 30, 2001 compared to $5,364,000 for the prior year quarter due primarily to the increase in sales volumes and service activity noted above. Gross margin for the comparable periods improved to 28.0% in 2001 compared to 20.7% in 2000 due primarily to greater leverage achieved off of the Company's fixed costs.

Revenues for the Company's Power Transmission segment increased to $16,994,000 for the third quarter of 2001 compared to $15,811,000 for the 2000 third quarter due to higher volumes in repair and service activity and European operations. The Company's Power Transmission backlog at September 30, 2001 increased to $30,300,000 from $22,600,000 at September 30, 2000 and $28,900,000 at June 30,
2001.

Power Transmission gross profit and gross margin increased to $5,669,000 and 33.4%, respectively, for the three months ended September 30, 2001 compared to $4,180,000 and 26.4%, respectively, for the comparable prior year quarter. This improvement is due primarily to increased absorption of fixed overhead costs resulting from volume increases attributable to gear reducers supplied to the Company's Oil Field Division and increased volume of higher margin repair and service sales.

Foundry castings revenues for the 2001 third quarter decreased to $4,376,000 compared to $6,348,000 for the same period last year due primarily to a decline in the domestic capital goods markets. Foundry backlog at September 30, 2001 declined to $4,600,000 from $5,900,000 at June 30, 2001 and $7,400,000 at
September 30, 2000.

Foundry gross profit and gross margin decreased to $568,000 and 13.0%, respectively, for the third quarter of 2001 compared to $1,044,000 and 16.4%, respectively, for the 2000 third quarter. The decline in gross profit and gross margin are directly related to the above noted decrease in revenue.

Trailer revenues for the third quarter of 2001 decreased to $9,162,000 from $17,674,000 for the three months ended September 30, 2000 due to the continued decline in the freight market as shipping volumes decreased and operating costs increased. Backlog for the Trailer segment totaled $4,800,000 at September 30, 2001 compared to $6,900,000 at June 30, 2001 and $6,800,000 at September 30,
2000.

Trailer gross profit decreased to $118,000 for the three months ended September 30, 2001 from $986,000 for the comparable prior year quarter due to the revenue decline noted above. Gross margin for the 2001 third quarter declined to 1.3% from 5.6% for the third quarter of 2000 due primarily to the negative impact of the volume declines on labor and overhead absorption.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 increased to $8,274,000 from $7,598,000, or 8.9% for the same period in 2000 due to higher Oil Field selling activity and Corporate legal expenses.

Interest and other income/expense for the three months ended September 30, 2001 totaled $231,000 of income compared to an expense of $230,000 for the prior year quarter due primarily to the Company eliminating short-term debt and its related interest expense early in the third quarter of 2001 and increased income from invested cash in the third quarter of 2001.



NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

Net revenues for the nine months ended September 30, 2001 increased 11.5% or $21,962,000 to $212,285,000 from $190,323,000 for the nine months ended
September 30, 2000. This increase in revenues is due primarily to a substantial increase in oil field activity, offset in part by continuing weakness in the trailer market.

The Company reported net earnings of $14,946,000 or $2.33 per share (diluted) for the nine months ended September 30, 2001 compared to a net earnings of $4,565,000 or $0.72 per share (diluted) for the comparable prior year period.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                             Nine Months Ended
                               September 30,                       %
                            --------------------   Increase     Increase
                              2001        2000    (Decrease)   (Decrease)
                            --------     -------  ----------   ----------
    Net Revenues
    ---------------------
    Oil Field               $124,424    $ 63,197   $ 61,227        96.9
    Power Transmission        45,708      46,286       (578)       (1.3)
    Foundry Castings          16,412      17,368       (956)       (5.5)
    Trailers                  25,741      63,472    (37,731)      (59.5)
                            --------    --------   --------
    Total                   $212,285    $190,323   $ 21,962        11.5
                            ========    ========   ========
    Gross Profit
    ---------------------
    Oil Field               $ 35,591    $ 13,310   $ 22,281       167.4
    Power Transmission        14,837      10,675      4,162        39.0
    Foundry Castings           2,015       2,373       (358)      (15.1)
    Trailers                    (441)      5,653     (6,094)     (107.8)
                            --------    --------   --------
    Total                   $ 52,002    $ 32,011   $ 19,991        62.5
                            ========    ========   ========

Oil Field revenues for the nine months ended September 30, 2001 increased 96.9% to $124,424,000 from $63,197,000 in the nine months ended September 30, 2000. Increased production activity among oil producers resulted in significant increases in both new pumping unit sales and oil field service activity. While the Oil Field backlog increased to $21,400,000 in the third quarter of 2001 compared to $18,200,000 in the same period of 2000, the decrease in the backlog from the December 31, 2000 level of $26,400,000 reflects the current decline in the oil field market due to lower energy prices and global economic uncertainty.

Gross profit for the Oil Field Division increased to $35,591,000 for the nine months ended September 30, 2001 compared to $13,310,000 for the comparable prior year period due primarily to the increase in volumes noted above. Gross margin for the comparable periods improved to 28.6% in 2001 compared to 21.1% in 2000 due primarily to increased leverage on the Company's fixed costs.

Revenues for the Company's Power Transmission segment decreased slightly to $45,708,000 for the nine months ended September 30, 2001 compared to $46,286,000 for the same 2000 period due to a decline in new equipment sales, offset partially by increased repair and service activity. The Company's Power Transmission backlog at September 30, 2001 increased to $30,300,000 from $22,600,000 at September 30, 2000 and $20,800,000 at December 31, 2000.

Power Transmission gross profit and gross margin, however, increased to $14,837,000 and 32.5%, respectively, for the nine months ended September 30, 2001 from $10,675,000 and 23.1%, respectively, for the comparable period in 2000. This improvement was due primarily to increased absorption of fixed overhead costs and higher margin repair and service activity as noted in the discussion of quarterly results above.

Foundry castings revenues for the nine months ended September 30, 2001 totaled $16,412,000 compared to $17,368,000 due to reductions in capital goods spending by customers. Foundry backlog at September

30, 2001 declined to $4,600,000 from $7,400,000 at September 30, 2000 and from
$6,900,000 at December 31, 2000.

Foundry gross profit and gross margin decreased to $2,015,000 and 12.3%, respectively, for the first nine months of 2001 from $2,373,000 and 13.7%, respectively, for the comparable 2000 period due primarily to the above noted revenue decline.

Trailer revenues for the nine months ended September 30, 2001 decreased to $25,741,000 from $63,472,000 for the nine months ended September 30, 2000 due to the continuing adverse effect of higher operating costs and lower freight volume on the demand for new trailers. Backlog for the Trailer segment totaled $4,800,000 at September 30, 2001 compared to $6,800,000 at September 30, 2000 and $9,500,000 at December 31, 2000.

Trailer gross profit and gross margin decreased to a loss of $441,000 and 1.7%, respectively, for the nine months ended September 30, 2001 from a profit of $5,653,000 and 8.9%, respectively, for the comparable prior year period due to the volume declines noted above.

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2001 increased to $26,554,000 from $24,027,000 for the same period in 2000, primarily due to higher selling expenses in Oil Field related to increased activity and Corporate legal expenses. However, SG&A expenses as a percentage of consolidated net revenues decreased slightly to 12.5% in the first nine months of 2001 compared to 12.6% for the prior year period.

Interest and other income/expense for the nine months ended September 30, 2001 totaled $744,000 compared to $331,000 of expense for the prior year period. This increase is primarily due to non-recurring losses on the disposal of fixed assets, offset by lower interest expense from decreased short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock purchases.

The Company's cash balance totaled $9.3 million at September 30, 2001 compared to $2.0 million at December 31, 2000. For the nine months ended September 30, 2001, net cash flows provided by operating activities were $23.8 million, cash used in investing activities totaled $5.8 million and cash used in financing activities amounted to $10.5 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $20.1 million and a working capital reduction of $3.7 million. Cash used in investing activities included capital expenditures totaling approximately $6.0 million for, among other things, ongoing additions and modifications to certain of the Company's production facilities along with purchases and replacements of production equipment and operating vehicles. Significant components of cash used in financing activities include (i) a net decrease of approximately $7.8 million in short-term debt; (ii) payments on long-term debt totaling $1.3 million; (iii) dividend payments totaling approximately $3.3 million or $0.54 per share; and
(iv) offset by proceeds from the exercise of stock options totaling $1.9 million.

Total debt balances at September 30, 2001, including current maturities of long-term debt, consisted of $7.4 million of notes payable to various banks and individuals. Total debt decreased by $9.2 million for the nine months ending September 30, 2001 from $16.6 million at December 31, 2000. This decrease was attributable to net short-term demand repayments totaling approximately $7.8 million and principal payments on long-term notes payable totaling $1.3 million during the first nine months of 2001.

The Company currently has short-term credit facilities in place with three domestic banks totaling $35.0 million. These facilities consist of $15.0 million in discretionary demand facilities, with $5.0 available from each of the three banks, along with $20.0 million committed facility available from one of the three banks. The Company has no amounts currently outstanding under either the demand or committed facilities at September 30, 2001. One of these facilities, consisting of the $20.0 million committed facility and one of the $5.0 million facilities, expires September 1, 2002. The remaining two facilities are annual agreements and were successfully renewed during the third quarter of 2001. The weighted average interest rate on these demand facilities at December 31, 2000 was 7.0%.

The Company has a stock purchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of September 30, 2001, the Company held 572,109 shares of treasury stock at an aggregate cost of approximately $11.8 million. Authorizations of approximately $0.2 million remained at September 30, 2001.

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

The Company has designated a note payable outstanding to a domestic bank denominated in Euros as a hedge against the Company's net investment in its French operations. As such, all foreign currency gains and losses associated with this note are used to offset changes in the investment as a result of currency exchange fluctuations and are included in other comprehensive income as part of the cumulative translation adjustment. A foreign currency loss of approximately $125,000 and a gain of $94,000, respectively, related to this note were included in other comprehensive income for the three and nine months ended September 30, 2001.

In July 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for the Company's fiscal quarter ended March 31, 2002 and early adoption of this statement is not permitted. The Company, therefore, will continue to amortize goodwill recognized prior to June 30, 2001 pursuant to existing pronouncements until December 31, 2001. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company is currently evaluating the possible effects of the adoption of these standards on its financial position, results of operations and cash flows.

During the third quarter of 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has reviewed these pronouncements and, at this time, does not believe they will have any effects on its financial position, results of operations and cash flows. However, the Company will continue to review its position on these pronouncements prior to their adoption date.

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

The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and that it will prevail if this case is tried on the merits.

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

Date:  November 12, 2001

LUFKIN INDUSTRIES, INC.

By  /s/   R. D. Leslie
    ------------------------------------------------
    Vice President/Treasurer/Chief Financial Officer
    Principal Financial and Accounting Officer