Form 10-K405
period 2001-12-31
LUFKIN INDUSTRIES INC
filed 2002-03-27
CIK 60849

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2001        Commission file number 0-2612

                            LUFKIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                      75-0404410
--------------------------------                ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

    601 South Raguet, Lufkin, Texas                        75904
----------------------------------------        ------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     936/634-2211
                                                   -------------------

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

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Company's voting stock held by non-affiliates as of March 20, 2002 was $139,850,788.

6,392,633 shares of the Company's Common Stock were outstanding on March 20, 2002.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the sections entitled "Financial Review", "Letter to Shareholders", "Management's Discussion and Analysis", "Lufkin at a Glance" and the consolidated financial statements of the Company's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Parts I, II and IV, hereof and are included as Exhibit 13.

The sections entitled "Quorum and Voting Securities", "Nominees for Director", "Information About Current and Continuing Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement for its annual meeting of shareholders on May 1, 2002, are incorporated by reference in Part III hereof.

                                   Part I



Item 1.  Business

     The Company was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company designs, manufactures and sells various types of oil field pumping units and related products, power transmission products and highway trailers. Lufkin manufactures four basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types. The Company also transports and services pumping units through a service center network. Pumping unit automation products lower production costs and optimize well efficiency through software and instrumentation. The Company's foundry castings are primarily customer designed components manufactured by Lufkin for use in customer products. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and for use in marine propulsion applications. The Company produces numerous sizes and combinations of gears. In addition, the Company repairs and services not only its own products but also those of other manufacturers through a dedicated facility. Lufkin also produces various sizes and styles of highway trailers, including vans, platforms and dumps. Trailer service centers repair both Lufkin trailers and those of competitors.

     The Company manufactures most of the component parts used in its oil field, foundry and power transmission products and purchases the raw materials and outside manufactured parts from a variety of suppliers on an order basis. The Trailer Division generally assembles various component parts manufactured by others. Inventories consist primarily of raw materials and component parts which are generally assembled into finished products to fill specific customer orders. These finished products are sold primarily by the Company's own employees.

     Oil field pumping units are the Company's primary products sold for export. These sales, other than to Canada, are made principally through foreign sales representatives, licensees and distributors. During 2001, foreign sales accounted for approximately 30 percent of the Company's total sales.

     The Company's domestic and international markets are highly competitive with price, quality and speed of delivery being important factors. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the United States, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total pumping unit market. The Company does not believe it has a large market share in the power transmission or trailer markets.

     The Company employed approximately 1,900 people at December 31, 2001, including approximately 1,300 that were paid on an hourly basis. The Company has an open shop contract, which runs until October 7, 2002, with three AFL-CIO labor unions. The Company considers its employee relations to be satisfactory.

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


Item 3.  Legal Proceedings

     The information required by Item 3 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders under the heading "Legal Proceedings," which section is included as part of Exhibit 13 and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

     None


Item 4a.  Executive Officers of the Registrant

     The following information is submitted with respect to the executive officers of the Company as of March 1, 2002:

                                                              Executive
                                                               Officer
     Name            Position with Company             Age      Since
    ------           ---------------------            -----   ---------
D. V. Smith          Chairman, President &
                     Chief Executive Officer            59      1993
J. F. Glick          Vice President                     49      1994
S. H. Semlinger      Vice President                     48      1992
L. M. Hoes           Vice President                     55      1996
P. G. Perez          Vice President/Secretary           56      1996
R. D. Leslie         Vice President/Treasurer/CFO       56      1999

     There is no significant family relationship either by blood or by marriage among the officers of the Company.

     All of the executive officers of the Company, with the exception of Mr. Leslie, have been employed by the Company for more than five years in the same or similar positions. Mr. Leslie has been employed by the Company since October 1992. Prior to becoming the Company's Treasurer, Mr. Leslie served as the Company's Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Leslie was employed by Sanifill, Inc. in Houston, Texas, as Vice President of Finance and Chief Accounting Officer. The executive officers of the Company serve at the request of the Board of Directors of the Company. The term of office for all executive officers expires at the next annual meeting of the Board of Directors of the Company.


                                    Part II


Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The information required by Item 5 is included in the section entitled "Financial Review" of the Company's Annual Report to Shareholders, which section is included as part of Exhibit 13 and is incorporated herein by reference.

Item 6.  Selected Financial Data


                                   FIVE YEAR SUMMARY OF SELECTED
                                    CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)          2001     2000     1999     1998      1997
------------------------------------         ------   ------   ------   ------    ------
Sales (1)                                    $278.9   $254.6   $246.0    $287.5   $291.8
Earnings (loss) from operations                19.5      7.0     (1.3)     13.6     14.8
Earnings (loss) per share
 Basic                                         3.12     1.11    (0.20)     2.11     2.26
 Diluted                                       3.03     1.11    (0.20)     2.08     2.22
Total assets                                  246.1    233.6    221.4     242.8    209.8
Long-term notes payable, net of current         0.3      7.0      9.1      11.5      6.7
Cash dividends per share                        .72      .72      .72       .72      .68

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


Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

     The information required by Item 7 is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders, which section is included as part of Exhibit 13 and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about
         Market Risk

     The information required by Item 7a is included in the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Shareholders under the heading "Quantitative and Qualitative Disclosures about Market Risk," which section is included as part of Exhibit 13 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is included in the consolidated financial statements and related notes and the "Report of Independent Public Accountants" of the Company's Annual Report to Shareholders, which consolidated financial statements and related notes and report of independent public accountants are included as part of Exhibit 13 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   Part III


Item 10.  Directors and Executive Officers of
          the Registrant

     The information required by Item 10 relating to the directors of the Company is included in the sections entitled "Nominees for Director" on page 2 and "Information About Current and Continuing Directors" on pages 4 and 5 of the definitive Proxy Statement for the annual meeting of Company shareholders on May 1, 2002 ("Proxy Statement"), which sections are incorporated herein by reference. The information relating to the executive officers of the Company is provided in Item 4a of Part I of this Annual Report.

Item 11.  Executive Compensation

     The information required by Item 11 is included in the section entitled "Executive Compensation" on pages 5 through 10 of the Proxy Statement, which section is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is included in the sections entitled "Quorum and Voting Securities" on page 1 and "Security Ownership of Certain Beneficial Owners and Management" on page 12 of the Company's Proxy Statement, which sections are incorporated herein by reference.

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

         2.   Financial Statement Schedules

             Schedule II Valuation and Qualifying Accounts

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

            (10.1) Shareholder Rights Agreement, dated as of May 4,
                   1987, was included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

           (10.2)* Company's 1990 Stock Option Plan was included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995(File No. 33-62021), which plan is incorporated herein by reference.

           (10.3)* Company's 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

             (13) The Annual Report to Shareholders for the year ended December 31, 2001, is included as an exhibit to this report for the information of the Securities and Exchange Commission.

             (21)  Schedule listing subsidiaries of the registrant

             (23)  Consent of Independent Public Accountants

             (99)  Confirmation of Receipt of Assurances from Arthur Andersen
                   LLP

         *Compensatory plan.

    (b) Reports on Form 8-K filed during the fourth quarter of 2001:

         None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

LUFKIN INDUSTRIES, INC.

BY   /s/ R. D. Leslie
  ------------------------------------------------
  R. D. Leslie, Vice President/Treasurer/Chief Financial Officer
  Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2002, below by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.


    /s/ D. V. Smith
By________________________________________________
  D. V. Smith, President and Chief Executive
  Officer


    /s/ S. W. Henderson, III
By________________________________________________
  S. W. Henderson, III, Director


    /s/ L. R. Jalenak, Jr.
By________________________________________________
  L. R. Jalenak, Jr., Director


    /s/ H. H. King
By________________________________________________
  H. H. King, Director


    /s/ M. E. Kurth, Jr.
By________________________________________________
  M. E. Kurth, Jr., Director


    /s/ J. H. Lollar
By________________________________________________
  J. H. Lollar, Director


    /s/ B. H. O'Neal
By________________________________________________
  B. H. O'Neal, Director


    /s/ H. J. Trout, Jr.
By________________________________________________
  H. J. Trout, Jr., Director


    /s/ W. W. Trout, Jr.
By________________________________________________
  W. W. Trout, Jr., Director


    /s/ T. E. Wiener
By________________________________________________
  T. E. Wiener, Director

To the Shareholders of Lufkin Industries, Inc.


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Lufkin Industries, Inc. and subsidiaries included in this registration statement and have issue our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in the index above, is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Houston, Texas
February 8, 2002

                            LUFKIN INDUSTRIES, INC.
                 SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                                              Additions
                                                        ---------------------
                                            Balance at             Charged to               Balance at
                                            Beginning     Charged    Other                     End
          Description                        Of Year    to Expense  Accounts   Deductions    Of Year
          -----------                       ---------   ----------  --------   ----------   ----------
Allowance for Doubtful Accounts:
   Year Ended December 31, 2001                $  605      $213       $   -      $    -        $  818
   Year Ended December 31, 2000                $  605      $  -       $   -      $    -        $  605
   Year Ended December 31, 1999                $  625      $  -       $  25      $   45        $  605

Inventory Reserves:
   Year Ended December 31, 2001                $1,219      $  -       $  82      $  859        $  442
   Year Ended December 31, 2000                $1,996      $649       $   -      $1,426        $1,219
   Year Ended December 31, 1999                $5,607      $230       $   -      $3,841        $1,996

Property, Plant and Equipment Reserve:
   Year Ended December 31, 2001                $  549      $  -       $   -      $    -        $  549
   Year Ended December 31, 2000                $  549      $  -       $   -      $    -        $  549
   Year Ended December 31, 1999                $  549      $  -       $   -      $    -        $  549

Health Trust Receivable Reserve:
   Year Ended December 31, 2001                $    -      $460       $   -      $    -        $  460
   Year Ended December 31, 2000                $    -      $  -       $   -      $    -        $    -
   Year Ended December 31, 1999                $    -      $  -       $   -      $    -        $    -

                               INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------

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

(10.1) Shareholder Rights Agreement, dated as of May 4, 1987, was included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

(10.2)* Company's 1990 Stock Option Plan was included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995(File No. 33-62021), which plan is incorporated herein by reference.

(10.3)*    Company's 1996 Nonemployee Director Stock Option Plan was included as
           Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

(13) The Annual Report to Shareholders for the year ended December 31, 2001, is included as an exhibit to this report for the information of the Securities and Exchange Commission.

(21)       Schedule listing subsidiaries of the registrant

(23)       Consent of Independent Public Accountants

(99)       Confirmation of Receipt of Assurances from Arthur Andersen LLP