Form 10-Q
period 2002-03-31
LUFKIN INDUSTRIES INC
filed 2002-04-22
CIK 60849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 0-2612

                         -----------------------------

                            LUFKIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                75-0404410
            -----                                ----------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

    601 SOUTH RAGUET, LUFKIN, TEXAS                  75904
    -------------------------------                  -----
(Address of principal executive offices)           (Zip Code)

                                (936) 634-2211
                                --------------
             (Registrant's telephone number, including area code)

                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

There were 6,409,657 shares of Common Stock, $1.00 par value per share, outstanding as of April 19, 2002, not including 482,724 shares classified as Treasury Stock.

                        PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                      March 31,    December 31,
                                                        2002          2001
                                                      --------    ------------
ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 15,022     $ 18,087
  Invested funds                                         5,863        5,863
  Receivables, net                                      31,569       35,956
  Income taxes receivable                                  674          673
  Inventories                                           35,493       34,824
  Deferred income tax assets                             2,180        2,179
                                                      --------     --------
     Total current assets                               90,801       97,582
                                                      --------     --------
Property, plant and equipment, at cost                 252,089      250,924
Less accumulated depreciation                          172,215      169,628
                                                      --------     --------
                                                        79,874       81,296
                                                      --------     --------

Prepaid pension costs                                   50,687       49,437
Goodwill, net                                           10,011       10,045
Other assets, net                                        8,575        7,709
                                                      --------     --------
     Total assets                                     $239,948     $246,069
                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $      -     $      -
  Current portion of long-term notes payable             6,216        6,598
  Accounts payable                                       9,935       10,680
  Accrued payroll and benefits                           4,732        6,636
  Accrued warranty expenses                              2,311        2,275
  Taxes payable                                          3,417        4,487
  Accrued commissions and other                          5,421        6,373
                                                      --------     --------
     Total current liabilities                          32,032       37,049
                                                      --------     --------
Deferred income tax liabilities                         26,609       26,658
Postretirement benefits liability                       11,024       11,024
Long-term notes payable, net of current portion            261          339

Shareholders' equity:
  Common stock, $1.00 par value per share;
    60,000,000 shares authorized;
    6,892,381 shares issued                              6,892        6,892
  Capital in excess of par                              18,194       18,200
  Retained earnings                                    158,010      158,973
  Treasury stock, 498,748 and 502,348
     shares, respectively, at cost                     (10,277)     (10,350)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                   (2,797)      (2,716)
                                                      --------     --------
     Total shareholders' equity                        170,022      170,999
                                                      --------     --------
     Total liabilities and shareholders' equity       $239,948     $246,069
                                                      ========     ========

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)

                                                Three Months Ended
                                                      March 31,
                                                 2002          2001
                                              ----------    ----------
                                                    (Unaudited)
Net sales                                     $   51,007    $   63,459
Cost of sales                                     42,804        48,733
                                              ----------    ----------
  Gross profit                                     8,203        14,726
Selling, general and administrative
 expenses                                          7,960         9,042
                                              ----------    ----------
  Operating income                                   243         5,684
Interest and other income (expense), net              67          (747)
                                              ----------    ----------
  Earnings before income tax provision               310         4,937
Income tax provision                                 122         1,881
                                              ----------    ----------
  Net earnings                                       188         3,056
Change in foreign currency translation
  adjustment                                         (81)         (423)
                                              ----------    ----------
  Total comprehensive income                  $      107    $    2,633
                                              ==========    ==========
Earnings per share:
  Basic                                       $     0.03    $     0.49
                                              ==========    ==========
  Diluted                                     $     0.03    $     0.49
                                              ==========    ==========
Dividends per share                           $     0.18    $     0.18
                                              ==========    ==========
Weighted average number of shares
   outstanding:
  Basic                                        6,395,727     6,213,623
  Diluted                                      6,533,842     6,281,637

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       2002          2001
                                                     -------       -------
                                                         (Unaudited)
Cash flows from operating activities:
  Net earnings                                       $   188       $ 3,056
  Adjustments to reconcile net earnings
    to cash provided by operating activities:
          Depreciation and amortization                2,806         2,826
          Pension income                              (1,250)       (1,375)
          Postretirement benefits                          -             -
          (Gain) loss on disposition of
            property, plant and equipment                (19)          554
          Increase in other assets                      (896)         (284)
          Changes in:
                Trade receivables                      4,308           699
                Income taxes receivable                    -         1,239
                Inventories                             (721)       (5,955)
                Accounts payable                        (617)       (1,940)
                Accrued liabilities                   (3,864)          528
                                                     -------       -------
        Net cash used by operating activities            (65)         (652)
                                                     -------       -------

Cash flows from investing activities:
    Additions to property, plant and equipment        (1,485)       (1,651)
    Proceeds from disposition of
       property, plant and equipment                      35            69
                                                     -------       -------
        Net cash used in investing activities         (1,450)       (1,582)
                                                     -------       -------
Cash flows from financing activities:
    Net proceeds from short-term debt                      -         3,510
    Payments on long-term debt                          (424)         (443)
    Dividends paid                                    (1,151)       (1,075)
    Proceeds from exercise of stock options               55             5
    Purchases of treasury stock                            -             -
                                                     -------       -------
        Net cash provided by (used in)
          financing activities                        (1,520)        1,997
                                                     -------       -------
Effect of translation on cash and
  cash equivalents                                       (30)          (74)
                                                     -------       -------
    Net decrease in cash and cash equivalents         (3,065)         (311)

Cash and cash equivalents at beginning
  of period                                           18,087         2,003
                                                     -------       -------
Cash and cash equivalents at end
  of period                                          $15,022       $ 1,692
                                                     =======       =======

         See accompanying notes to consolidated financial statements.

                   LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. INVENTORIES

Consolidated inventories consist of the following:

                               March 31,     December 31,
                                  2002          2001
                               ---------     -----------
                               (In thousands of dollars)

Finished goods                   $ 2,758        $ 2,485
Work in process                    3,989          4,036
Raw materials                     28,746         28,303
                                 -------        -------
                                 $35,493        $34,824
                                 =======        =======

3. EARNINGS PER SHARE

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows ( in thousands, except share and per share data):

                                          Three Months Ended
                                               March 31,
                                           2002         2001
                                        ----------   ----------
Numerator:
 Net earnings                           $      188   $    3,056
Denominator:
 Weighted average shares (Basic)         6,395,727    6,213,623
 Effect of outstanding options             138,115       68,014
                                        ----------   ----------
 Weighted average shares including
  assumed conversions  (Diluted)         6,533,842    6,281,637
                                        ==========   ==========

 Basic earnings per share               $     0.03   $     0.49
                                        ==========   ==========
 Diluted earnings per share             $     0.03   $     0.49
                                        ==========   ==========


Options to purchase a total of 204,382 and 472,174 shares of the Company's common stock at March 31, 2002 and 2001, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

4.  LEGAL PROCEEDINGS

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee whom alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Courts of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and that it will prevail if this case is tried on its merits.

The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

5.  SEGMENT DATA

The Company operates with three business segments - Oil Field, Power Transmission and Trailer. As of December 31, 2001, the Foundry segment was combined with the Oil Field segment. Prior period data has been adjusted to reflect this change. The Company's Corporate group provides administrative services to the three business segments. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third party revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Following is a summary of key segment information (in thousands of dollars):

                       Three Months Ended March 31, 2002
                       ---------------------------------

                                            Power
                            Oil Field    Transmission    Trailer    Corporate     Total
                            ---------    ------------    --------   ---------    --------
Gross sales                  $28,369       $14,369        $9,265      $   -      $52,003
 Inter-segment sales            (236)         (760)            -          -         (996)
                             -------       -------        ------       ----      -------
Net sales                    $28,133       $13,609        $9,265       $  -      $51,007
                             =======       =======        ======       ====      =======
Operating income (loss)      $ 1,853       $  (639)       $ (971)      $  -      $   243
Other income (expense)           (54)          (47)            3        165           67
                             -------       -------        ------       ----      -------
 Earnings (loss) before
   tax provision             $ 1,799       $  (686)       $ (968)      $165      $   310
                             =======       =======        ======       ====      =======


                       Three Months Ended March 31, 2001
                       ---------------------------------

                                            Power
                            Oil Field    Transmission    Trailer    Corporate     Total
                            ---------    ------------    --------   ---------    --------
Gross sales                  $43,904        $18,118       $ 7,007      $   -      $69,029
                                                                -
 Inter-segment sales          (1,582)        (3,893)          (95)         -       (5,570)
                             -------        -------       -------      -----      -------
Net sales                    $42,322        $14,225       $ 6,912      $   -      $63,459
                             =======        =======       =======      =====      =======
Operating income (loss)      $ 7,033        $   530       $(1,879)     $   -      $ 5,684
Other income (expense)          (370)           (67)         (301)        (9)        (747)
                             -------        -------       -------      -----      -------
 Earnings (loss) before
   tax provision             $ 6,663        $   463       $(2,180)     $  (9)     $ 4,937
                             =======        =======       =======      =====      =======


6.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations." This Statement eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. Statement No. 141 also requires the recognition of certain acquired intangible assets separate from goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of adopting this Statement. As of January 1, 2002, the Company no longer amortizes goodwill. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative effect of a change in accounting principle. The Company has not yet completed the impairment tests prescribed by the Statement, but the Company does not believe the adoption of Statement No. 142 will have a significant impact on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The Statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this Statement will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe the adoption of Statement No. 143 will have a significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" that deal with the disposal of a business segment. Statement No. 144 establishes a single accounting model for the treatment of long-lived assets in both continuing and discontinued operations and resolves implementation issues of Statement No. 121. Statement No. 144 requires that all long-lived assets be measured at the lower of carrying amounts or fair value. Discontinued operations will include components of any entity to be eliminated from continuing operations that is distinguishable from the rest of the Company and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of 2002 and it did not have a significant impact on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products and highway trailers. The Company's Oil Field Division manufactures and services numerous sizes and configurations of oil field pumping units as well as related automation equipment. The Company's power transmission products (speed increasers and reducers) are designed, manufactured and sold primarily for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Company also produces and services various types and styles of highway trailers, including vans, platforms and dumps.

The Company changed its segment reporting methodology in 2001 to consolidate the Foundry segment into the Oil Field segment. All prior period data has been adjusted to reflect this change. This segment consolidation occurred for several reasons: a management restructuring reflecting this change had taken place, lower domestic spending by customers and increased foreign imports decreased the demand for domestic iron castings, and transfers to the oil field product line became a significant percentage of the output of Foundry, causing the activity level of oil field products to more directly impact the financial performance of Foundry. However, the Company will continue to aggressively pursue external casting opportunities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31,
2001:

Net revenues for the three months ended March 31, 2002, decreased to $51,007,000 from $63,459,000 for the three months ended March 31, 2001, as Oil Field sales decreased due to lower drilling activity from lower energy prices.

The Company reported net earnings of $188,000 or $0.03 per share (diluted) for the three months ended March 31, 2002, compared to earnings of $3,056,000 or $0.49 per share (diluted) for the quarter ended March 31, 2001.

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

                                  Three Months Ended
                                      March 31,                         %
                                 -------------------   Increase     Increase
                                   2002       2001    (Decrease)   (Decrease)
                                 ---------   -------  ----------   ----------
Net Revenues
---------------------
Oil Field                         $28,133    $42,322    $(14,189)     (33.5)
Power Transmission                 13,609     14,225        (616)      (4.3)
Trailer                             9,265      6,912       2,353       34.0
                                  -------    -------    --------
Total                             $51,007    $63,459    $(12,452)     (19.6)
                                  =======    =======    ========


Gross Profit
-------------------------
Oil Field                          $5,063    $11,092     $(6,029)     (54.4)
Power Transmission                  2,824      4,180      (1,356)     (32.4)
Trailer                               316       (546)        862      157.9
                                  -------    -------    --------
Total                              $8,203    $14,726     $(6,523)     (44.3)
                                  =======    =======    ========

Oil Field revenues decreased 33.5% to $28,133,000 in the first quarter of 2002 from $42,322,000 in the first quarter of 2001 as the decrease in oil field drilling activity from lower energy prices that began in the second half of 2001 continued into the first quarter of this year. While the Company's Oil Field backlog increased to $22,000,000 as of March 31, 2002, from $19,400,000 at December 31, 2001, backlog was down from $30,300,000 for the same period last year.

Gross profit for the Oil Field Division decreased to $5,063,000 for the three months ended March 31, 2002, or 54.4%, compared to $11,092,000 for the prior year quarter. Gross margin for the comparable periods declined to 18.0% in 2002 compared to 26.2% in 2001 due to fixed overhead costs not declining at the same rate as revenue.

Direct selling, general and administrative expenses for Oil Field decreased to $1.8 million, or 33.3%, for the quarter ended March 31, 2002, from $2.7 million for the quarter ended March 31, 2001. This decrease was due primarily to reduced legal expenses associated with ongoing and routine litigation.

Revenues for the Company's Power Transmission segment decreased to $13,609,000 for the first quarter of 2002 compared to $14,225,000 for the 2001 first quarter due to lower volumes in repair and service activity for the power generation and energy markets. The Company's Power Transmission backlog at March 31, 2002, increased to $33,900,000 from $26,700,000 at March 31, 2001, and $31,500,000 at
December 31, 2001. This increase was due to higher activity in the refinery, petrochemical, offshore oil and gas and marine markets.

Power Transmission gross profit and gross margin decreased to $2,824,000 and 20.8%, respectively, for the three months ended March 31, 2002, compared to $4,180,000 and 29.4%, respectively, for the comparable prior year quarter. This decline was due to the reduction of gear reducers produced for the Oil Field Division, which had been providing increased absorption of fixed overhead costs, and fixed costs in repair and service not declining at the same rate as revenue.

Direct selling, general and administrative expenses for Power Transmission decreased to $2.4 million, or 7.7%, for the quarter ended March 31, 2002, from $2.6 million for the quarter ended March 31, 2001. This decrease was due to lower personnel-related expenses, third-party commissions and advertising.

Trailer revenues for the first quarter of 2002 increased to $9,265,000 from $6,912,000 for the three months ended March 31, 2001, due to some improvement in the freight market. However, the market remained very depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. Backlog for the Trailer segment totaled $11,400,000 at March 31, 2002, compared to $13,500,000 at December 31, 2001, and $11,600,000
at March 31, 2001.

Trailer gross profit improved to $316,000 for the three months ended March 31, 2002, from a loss of $546,000 for the comparable prior year quarter and gross margin for the 2002 first quarter increased to 3.4% from a negative 7.9% for the first quarter of 2001. This improvement was due to higher manufacturing volumes absorbing more fixed overhead costs and the sale of previously reserved stock trailers.

Direct selling, general and administrative expenses for Trailer decreased to $0.4 million, or 20.0%, for the quarter ended March 31, 2002, from $0.5 million for the quarter ended March 31, 2001. This decrease was due to lower personnel-related expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $3.4 million, or 3.0%, for the quarter ended March 31, 2002, from $3.3 million for the quarter ended March 31, 2001, due to higher overhead expenses and non-recurring expenses related to the Company's 100th anniversary, partially offset by lower personnel-related expenses.

Interest and other income/expense for the three months ended March 31, 2002, totaled $67,000 of income compared to an expense of $747,000 for the prior year quarter due primarily to the non-recurrence of $554,000 of expense in the first quarter of 2001 related to fixed asset physical counts, the elimination of short-term debt early in the third quarter of 2001 and increased income from invested cash in the first quarter of 2002.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.3 million, or 7.1%, for the quarter ended March 31, 2002, from $1.4 million for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company's cash balance totaled $15.0 million at March 31, 2002, compared to $18.1 million at December 31, 2001. For the three months ended March 31, 2002, net cash used by operating activities was $0.1 million, cash used in investing activities totaled $1.5 million and cash used in financing activities amounted to $1.5 million. Significant components of cash used by operating activities include net earnings adjusted for non-cash expenses of $1.7 million and a net increase in working capital of $1.8 million. Cash used in investing activities included capital expenditures totaling $1.5 million, primarily for additions and replacements of production equipment, operating vehicles and environmental compliance in the Oil Field segment. Capital expenditures for 2002 are projected to be at or somewhat above the level seen in 2001. Significant components of cash used in financing activities included payments on long-term debt of $0.4 million, proceeds from stock option exercises of $0.1 million and dividend payments of $1.2 million or $0.18 per share.

Total debt balances at March 31, 2002, including current maturities of long-term debt, consisted of $6.5 million of notes payable to various banks and individuals. As of March 31, 2002, the Company had no outstanding debt associated with its discretionary short-term demand facilities or with the Bank Facility discussed below. Total debt decreased by $0.4 million during the first quarter of 2002 compared to $6.9 million at December 31, 2001, due to principal payments on long-term notes payable totaling $0.4 million. Approximately 78% of the outstanding debt at March 31, 2002, will be repaid in July 2002.

The Company has an agreement with a domestic bank (the "Bank Facility") for an unsecured revolving line of credit that provides for up to $20.0 million of borrowings outstanding at any one time expiring September 1, 2002, along with an additional $5.0 million demand facility. Borrowings under the Bank Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin, depending on certain ratios as defined in the agreement. As of March 31, 2002, no amounts were outstanding of the $25.0 million of the revolving line of credit under the terms of the Bank Facility.

The Company has two additional short-term demand lines. One demand line (the "LIBOR Demand Line") is an unsecured revolving line of credit with a domestic bank that provides up to $5.0 million of borrowings at any one time and expires on September 22, 2002. Borrowings under the LIBOR Demand Line bear interest at LIBOR plus 1%. The second demand line (the "Floating Demand Line") is an unsecured revolving line of credit with a domestic bank that provides up to $5.0 million of borrowings at any one time. The Floating Demand Line expires on December 30, 2002, and is renewable annually. Borrowings under the Floating Demand Line bear interest at a floating rate agreed to by the Company and the bank. As of March 31, 2002, no amounts were outstanding of the revolving line of credit under the terms of the LIBOR Demand Line or the Floating Demand Line.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company has purchased a total of 826,870 shares of its common stock at an aggregate purchase price of $16.9 million. No shares were purchased during the quarter ended March 31, 2002. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of March 31, 2002, the Company held 498,748 shares of treasury stock at an aggregate cost of approximately $10.3 million. Authorizations of approximately $0.2 million remained at March 31, 2002.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations." This Statement eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. Statement No. 141 also requires the recognition of certain acquired intangible assets separate from goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of adopting this Statement. As of January 1, 2002, the Company no longer amortizes goodwill. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative effect of a change in accounting principle. The Company has not yet completed the impairment tests prescribed by the Statement, but the Company does not believe the adoption of Statement No. 142 will have a significant impact on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The Statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this Statement will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe the adoption of Statement No. 143 will have a significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" that deal with the disposal of a business segment. Statement No. 144 establishes a single accounting model for the treatment of long-lived assets in both continuing and discontinued operations and resolves implementation issues of Statement No. 121. Statement No. 144 requires that all long-lived assets be measured at the lower of carrying amounts or fair value. Discontinued operations will include components of any entity to be eliminated from continuing operations that is distinguishable from the rest of the Company and will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The

Company adopted this statement in the first quarter of 2002 and it did not have a significant impact on the Company's consolidated financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes. The one derivative financial instrument held, a note payable that is a hedge on the Company's French operations, does not expose the Company to significant market risk. The Company's financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company believes the carrying values of its long-term debt obligations approximate fair values because the interest rates on these obligations are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities. The Company's accounts receivable are not concentrated in one customer or industry and are not viewed as an unusual credit risk.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee that alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Courts of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and that it will prevail if this case is tried on its merits.

The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None

(b) Reports on Form 8-K

      None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  April 22, 2002

LUFKIN INDUSTRIES, INC.

By  /s/   R. D. Leslie
    ----------------------------------
    Vice President/Treasurer/
    Chief Financial Officer
    Principal Financial and
    Accounting Officer