Form 10-Q
period 2002-06-30
LUFKIN INDUSTRIES INC
filed 2002-08-13
CIK 60849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                          Commission File Number 0-2612

                          -----------------------------

                             LUFKIN INDUSTRIES, INC.
              -----------------------------------------------------
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

                                 (936) 634-2211
                                 ---------------
              (Registrant's telephone number, including area code)

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

There were 6,504,854 shares of Common Stock, $1.00 par value per share, outstanding as of August 7, 2002, not including 387,527 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                      June 30,                 December 31,
                                                                        2002                       2001
                                                                  --------------             ---------------
                                                                    (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                      $       17,109             $        18,087
   Invested funds                                                          5,863                       5,863
   Receivables, net                                                       38,118                      35,956
   Income taxes receivable                                                   671                         673
   Inventories                                                            35,771                      34,824
   Deferred income tax assets                                              2,249                       2,179
   Other current assets                                                    1,218                         811
                                                                  --------------             ---------------
      Total current assets                                               100,999                      98,393
                                                                  --------------             ---------------
Property, plant and equipment, at cost                                   254,758                     250,924
Less accumulated depreciation                                            174,718                     169,628
                                                                  --------------             ---------------
                                                                          80,040                      81,296
                                                                  --------------             ---------------

Prepaid pension costs                                                     51,937                      49,437
Goodwill, net                                                             10,219                      10,045
Other assets, net                                                          6,737                       6,898
                                                                  --------------             ---------------
      Total assets                                                $      249,932             $       246,069
                                                                  ==============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                $            -             $             -
   Current portion of long-term notes payable                              5,968                       6,598
   Accounts payable                                                       11,147                      10,680
   Accrued payroll and benefits                                            5,918                       6,636
   Accrued warranty expenses                                               2,626                       2,275
   Taxes payable                                                           4,353                       4,487
   Accrued commissions and other                                           6,034                       6,373
                                                                  --------------             ---------------
      Total current liabilities                                           36,046                      37,049
                                                                  --------------             ---------------
Deferred income tax liabilities                                           26,908                      26,658
Postretirement benefits liability                                         11,024                      11,024
Long-term notes payable, net of current portion                              250                         339

Shareholders' equity:
   Common stock, $1.00 par value per share;
     60,000,000 shares authorized;
     6,892,381 shares issued                                               6,892                       6,892
   Capital in excess of par                                               18,443                      18,200
   Retained earnings                                                     160,304                     158,973
   Treasury stock, 387,527 and 502,348
      shares, respectively, at cost                                       (7,996)                    (10,350)
   Accumulated other comprehensive income:
     Cumulative translation adjustment                                    (1,939)                     (2,716)
                                                                  --------------             ---------------
      Total shareholders' equity                                         175,704                     170,999
                                                                  --------------             ---------------
      Total liabilities and shareholders' equity                  $      249,932             $       246,069
                                                                  ==============             ===============

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                                2002              2001                 2002              2001
                                                                ----              ----                 ----              ----
                                                                     (Unaudited)                            (Unaudited)
         Net sales                                            $ 60,910         $  73,185             $ 111,917         $ 136,644

         Cost of sales                                          46,845            54,910                89,648           103,643
                                                             --------          ---------             ---------         ---------

           Gross profit                                         14,065            18,275                22,269            33,001

         Selling, general and administrative
            expenses                                             8,519             9,238                16,479            18,280
                                                             ---------         ---------             ---------         ---------

           Operating income                                      5,546             9,037                 5,790            14,721

         Other income (expense)                                    181              (227)                  248              (974)
                                                             ---------         ---------             ---------         ---------

           Earnings before income tax provision                  5,727             8,810                 6,038            13,747

         Income tax provision                                    2,262             3,480                 2,385             5,361
                                                             ----------        ---------             ---------         ---------

           Net earnings                                          3,465             5,330                 3,653             8,386

         Change in foreign currency translation
              adjustment                                           858               114                   777              (309)
                                                             ---------         ---------             ---------         ---------

           Total comprehensive income                        $   4,323         $   5,444             $   4,430         $   8,077
                                                             =========         =========             =========         =========

         Earnings per share:
           Basic                                             $    0.53         $    0.85             $    0.56         $    1.35
                                                             =========         =========             =========         =========
           Diluted                                           $    0.52         $    0.83             $    0.55         $    1.32
                                                             =========         =========             =========         =========
         Dividends per basic share                           $    0.18         $    0.18             $    0.36         $    0.36
                                                             =========         =========             =========         =========

         Weighted average number of shares outstanding:
           Basic                                             6,510,292         6,248,121             6,508,629         6,231,076
           Diluted                                           6,677,601         6,431,741             6,661,341         6,356,893




          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                           Six Months Ended June 30,
                                                                    ----------------------------------------
                                                                         2002                       2001
                                                                    ------------               -------------
                                                                                  (Unaudited)
Cash flows from operating activities:
   Net earnings                                                     $      3,653               $       8,386
   Adjustments to reconcile net earnings
     to cash provided by operating activities:
         Depreciation and amortization                                     5,632                       5,673
         Pension income                                                   (2,500)                     (2,500)
         Postretirement benefits                                               -                           -
         (Gain) loss on disposition of
           property, plant and equipment                                     (27)                        633
         Changes in:
              Trade receivables                                           (1,702)                     (1,656)
              Income taxes receivable                                          3                       1,239
              Inventories                                                   (587)                     (6,359)
              Other current assets                                          (399)                       (743)
              Accounts payable                                                41                        (212)
              Accrued liabilities                                           (638)                      5,142
                                                                    ------------               -------------
        Net cash provided by operating activities                          3,476                       9,603
                                                                    ------------               -------------
Cash flows from investing activities:
    Additions to property, plant and equipment                            (3,748)                     (3,693)
    Proceeds from disposition of
       property, plant and equipment                                          59                          90
    Decrease in other assets                                                 105                         108
                                                                    ------------               -------------
        Net cash used in investing activities                             (3,584)                     (3,495)
                                                                    ------------               -------------

Cash flows from financing activities:
    Net payments of short-term debt                                            -                      (3,110)
    Payments on long-term debt                                              (873)                       (856)
    Dividends paid                                                        (2,322)                     (2,198)
    Proceeds from exercise of stock options                                2,196                         621
                                                                    ------------               -------------
        Net cash used in financing activities                               (999)                     (5,543)
                                                                    ------------               -------------
Effect of translation on cash and
  cash equivalents                                                           129                         (71)
                                                                    ------------               -------------
     Net increase (decrease) in cash and
         cash equivalents                                                   (978)                        494
Cash and cash equivalents at beginning
  of period                                                               18,087                       2,003
                                                                    ------------               -------------
Cash and cash equivalents at end
  of period                                                         $     17,109               $       2,497
                                                                    ============               =============


          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

2.   Inventories

     Consolidated inventories, net of LIFO reserve, consist of the following:

                                        June 30,                  December 31,
                                          2002                         2001
                                        --------                  ------------
                                               (In thousands of dollars)

              Finished goods            $  3,193                    $  2,485
              Work in process              4,492                       4,036
              Raw materials               28,086                      28,303
                                        --------                    --------
              Total                     $ 35,771                    $ 34,824
                                        ========                    ========

3.   Earnings Per Share

     Basic EPS is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows ( in thousands, except share and per share data):


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                           2002            2001               2002            2001
                                                           ----            ----               ----            ----
   Numerator:
     Net earnings                                     $     3,465      $     5,330        $     3,653     $     8,386
   Denominator:
     Weighted average shares (Basic)                    6,510,292        6,248,121          6,508,629       6,231,076
     Effect of outstanding options                        167,309          183,620            152,712         125,817
                                                      -----------      -----------        -----------     -----------
     Weighted average shares including
        assumed conversions  (Diluted)                  6,677,601        6,431,741          6,661,341       6,356,893
                                                      ===========      ===========        ===========     ===========

     Basic earnings per share                         $      0.53      $      0.85        $      0.56     $      1.35
                                                      ===========      ===========        ===========     ===========
     Diluted earnings per share                       $      0.52      $      0.83        $      0.55     $      1.32
                                                      ===========      ===========        ===========     ===========


     Options to purchase a total of 128,886 and 129,036 shares of the Company's common stock at June 30, 2002 and 2001, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was antidilutive.

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

     The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's consolidated financial statements.

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

                                                  Three Months Ended June 30, 2002
                               ------------------------------------------------------------------------
                                                                  Power
                               Oil Field      Transmission       Trailer        Corporate         Total
                               ---------      ------------       -------        ---------         -----
    Gross sales                 $32,482          $18,669         $ 10,404       $      -         $61,555
    Inter-segment sales            (319)            (316)             (10)             -            (645)
                                -------          -------         --------       --------         -------
    Net sales                   $32,163          $18,353         $ 10,394       $      -         $60,910
                                =======          =======         ========       ========         =======
    Operating income (loss)     $ 4,399          $ 1,958         $   (811)      $      -         $ 5,546
    Other income (expense)          (44)              87                8            130             181
                                -------          -------         --------       --------         -------
    Earnings (loss) before
       income tax provision     $ 4,355          $ 2,045         $   (803)      $    130         $ 5,727
                                =======          =======         ========       ========         =======



                                                   Three Months Ended June 30, 2001
                               --------------------------------------------------------------------------
                                                                  Power
                               Oil Field      Transmission       Trailer       Corporate           Total
                               ---------      ------------       -------       ---------         --------
    Gross sales                 $50,374         $17,915          $10,005        $     -          $ 78,294
    Inter-segment sales          (1,345)         (3,426)            (338)             -            (5,109)
                                -------         -------          -------        -------          --------
    Net sales                   $49,029         $14,489          $ 9,667        $     -          $ 73,185
                                =======         =======          =======        =======          ========
    Operating income (loss)     $ 9,220         $ 1,285          $(1,468)       $     -          $  9,037
    Other income (expense)          (83)            (62)              11            (93)             (227)
                                -------         -------          -------        -------          --------
    Earnings (loss) before
       income tax provision     $ 9,137         $ 1,223          $(1,457)       $   (93)         $  8,810
                                =======         =======          =======        =======          ========


                                                      Six Months Ended June 30, 2002
                               --------------------------------------------------------------------------
                                                                  Power
                               Oil Field      Transmission       Trailer       Corporate           Total
                               ---------      ------------       -------       ---------         --------
    Gross sales                 $60,851         $33,039          $ 19,668       $     -          $113,558
    Inter-segment sales            (555)         (1,076)              (10)            -            (1,641)
                                -------          ------          --------       -------          --------
    Net sales                   $60,296         $31,963          $ 19,658       $     -          $111,917
                                =======         =======          ========       =======          ========
    Operating income (loss)     $ 6,252         $ 1,319          $ (1,781)      $     -          $  5,790
    Other income (expense)          (98)             39                11           296               248
                                -------         -------          --------       -------          --------
    Earnings (loss) before
       income tax provision     $ 6,154         $ 1,358          $ (1,770)      $   296          $  6,038
                                =======         =======          ========       =======          ========

                                                      Six Months Ended June 30, 2001
                               --------------------------------------------------------------------------
                                                                  Power
                               Oil Field      Transmission       Trailer       Corporate           Total
                               ---------      ------------       -------       ---------         --------

    Gross sales                 $94,278         $36,033          $17,012        $     -          $147,323
    Inter-segment sales          (2,927)         (7,319)            (433)             -           (10,679)
                                -------         -------          -------        -------          --------
    Net sales                   $91,351         $28,714          $16,579        $     -          $136,644
                                =======         =======          =======        =======          ========
    Operating income (loss)     $16,254         $ 1,815          $(3,348)       $     -          $ 14,721
    Other income (expense)         (454)           (129)            (289)          (102)             (974)
                                -------         -------          -------        -------          --------
    Earnings (loss) before
       income tax provision     $15,800         $ 1,686          $(3,637)       $  (102)         $ 13,747
                                =======         =======          =======        =======          ========


6.   Goodwill and Intangible Assets

In 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment test at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The discontinuance of goodwill amortization under SFAS No. 142 will result in an increase in net income of $0.3 million in 2002. The company is required to test its goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances might indicate that the fair value of the Company's reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The standard requires that if impairment were determined to exist under the initial transition test as of January 1, 2002, it would be reflected as the cumulative effect of a change in accounting principle. The Company completed the first step of the transitional goodwill impairment test during the second quarter of 2002 and found no instances of impairment.

Had the provisions of SFAS No. 142 been applied to previous periods, amortization of $0.4 million, $0.2 million and $0.3 million, respectively, would not have been recorded for the years ended December 31, 2001, 2000 and 1999.

7. Recently Issued Accounting Pronouncements

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products and highway trailers. The Company's Oil Field segment manufactures and services numerous sizes and configurations of oil field pumping units as well as related automation equipment. The Power Transmission segment designs, manufactures, repairs and services speed increasers and reducers for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Trailer segment produces and services various types and styles of highway trailers, including vans, platforms and dumps.

The Company changed its segment reporting methodology in 2001 to consolidate the Foundry segment into the Oil Field segment. All prior period data has been adjusted to reflect this change. This segment consolidation occurred for several reasons: a management restructuring reflecting this change had taken place, lower domestic spending by customers and increased foreign imports decreased the demand for domestic iron castings and transfers to the oil field product line became a significant percentage of the output of Foundry, causing the activity level of oil field products to more directly impact the financial performance of Foundry. However, the Company will continue to aggressively pursue external casting opportunities.

Results of Operations

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001:

Net sales for the three months ended June 30, 2002, decreased to $60,910,000 from $73,185,000 for the three months ended June 30, 2001, as Oil Field revenues decreased due to lower drilling and production activity from lower energy prices.

The Company reported net earnings of $3,465,000 or $0.52 per share (diluted) for the three months ended June 30, 2002, compared to net earnings of $5,330,000 or $0.83 per share (diluted) for the three months ended June 30, 2001.

The following table summarizes the Company's net sales and gross profit by operating segment (in thousands of dollars):


                                          Three Months Ended
                                                June 30,                                          %
                                        -----------------------           Increase            Increase
                                          2002          2001             (Decrease)          (Decrease)
                                        ---------    ----------          ----------          ----------

    Net Sales

    Oil Field                          $ 32,163       $ 49,029             $(16,866)            (34.4)
    Power Transmission                   18,353         14,489                3,864              26.7
    Trailer                              10,394          9,667                  727               7.5
                                       --------       --------             --------
    Total                              $ 60,910       $ 73,185             $(12,275)            (16.8)
                                       ========       ========             ========


                                          Three Months Ended
                                                June 30,                                          %
                                        -----------------------           Increase            Increase
                                          2002          2001             (Decrease)          (Decrease)
                                        ---------    ----------          ----------          ----------
    Gross Profit

    Oil Field                          $  7,808       $ 13,300             $ (5,492)            (41.3)
    Power Transmission                    5,697          4,988                  709              14.2
    Trailer                                 560            (13)                 573           4,407.7
                                       --------       --------             --------
    Total                              $ 14,065       $ 18,275             $ (4,210)            (23.0)
                                       ========       ========             ========

Oil Field sales decreased 34.4% to $32,163,000 in the second quarter of 2002 from $49,029,000 in the second quarter of 2001 as the decrease in oil field drilling and production activity from lower energy prices that began in the second half of 2001 continued into the second quarter of this year. While the Company's Oil Field backlog slightly decreased to $21,900,000 as of June 30, 2002, from $22,000,000 at March 31, 2002, backlog was down from $33,500,000 for the same period last year.

Gross profit for the Oil Field segment decreased to $7,808,000 for the three months ended June 30, 2002, or 41.3%, compared to $13,300,000 for the prior year quarter. Gross margin for the comparable periods declined to 24.3% in 2002 compared to 27.1% in 2001 due to fixed manufacturing overhead costs not declining at the same rate as revenue.

Direct selling, general and administrative expenses for Oil Field decreased to $1,861,000, or 32.6%, for the quarter ended June 30, 2002, from $2,762,000 for the quarter ended June 30, 2001. This decrease was due primarily to lower commission expenses to third-party agents and reduced legal expenses associated with ongoing and routine litigation.

Sales for the Company's Power Transmission segment increased to $18,353,000 for the second quarter of 2002 compared to $14,489,000 for the second quarter of 2001 due to increased volume of new gearboxes manufactured for the offshore oil and gas equipment, refinery, sugar and marine markets. The Company's Power Transmission backlog at June 30, 2002, decreased slightly to $33,100,000 from $33,900,000 at March 31, 2002. However, backlog increased from $28,900,000 at June 30, 2001, due to the activity of the markets mentioned above.

Gross profit for the Power Transmission segment increased to $5,697,000 for the three months ended June 30, 2002, or 14.2%, compared to $4,988,000 for the prior year quarter. However, gross margin for the comparable periods declined to 31.0% in 2002 compared to 34.4% in 2001. This decline was due to the reduction of gear reducers produced for the Oil Field Division, which had provided increased absorption of fixed manufacturing overhead costs. Inter-segment revenue declined by 90.9% for this period, from $3,426,000 in the second quarter of 2001 to $316,000 in the second quarter of 2002.

Direct selling, general and administrative expenses for Power Transmission decreased to $2,530,000, or 5.3%, for the quarter ended June 30, 2002, from $2,672,000 for the quarter ended June 30, 2001, due to reduced bad debt expense.

Trailer sales for the second quarter of 2002 increased to $10,394,000, or 7.5%, from $9,667,000 for the second quarter of 2001, due to some improvement in the freight hauling market. However, the market remained depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. Also, freight companies are focusing capital spending on new tractor purchases before new federal regulations requiring cleaner but less efficient engines goes into effect later in 2002. Backlog for the Trailer segment totaled $13,600,000 at June 30, 2002, compared to $11,400,000 at March 31, 2002, and $6,900,000 at June 30, 2001. This backlog increase is due to the freight haulers' improving financial condition and their starting to replace dry freight vans after postponing replacement purchases for nearly two years.

Trailer gross profit improved to $560,000 for the three months ended June 30, 2002, from a loss of $13,000 for the comparable prior year quarter. Gross margin for the second quarter of 2002 increased to 5.4% from a negative 0.1% for the second quarter of 2001. This improvement was due to higher manufacturing volumes absorbing more fixed overhead costs and lower warranty expenses.

Direct selling, general and administrative expenses for Trailer decreased to $402,000, or 36.2%, for the quarter ended June 30, 2002, from $630,000 for the quarter ended June 30, 2001, due to lower insurance claim expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $3,727,000, or 17.4%, for the quarter ended June 30, 2002, from $3,174,000 for the quarter ended June 30, 2001, due to increased legal costs associated with ongoing and routine litigation.

Other income and expense for the three months ended June 30, 2002, totaled $181,000 of income compared to an expense of $227,000 for the prior year quarter due primarily to the elimination of short-term debt early in the third quarter of 2001, increased income from invested cash in the second quarter of 2002, a favorable currency exchange impact from the stronger euro and the non-recurrence of a loss on an asset disposal in Corporate in the second quarter of 2001.

Pension income, which is reported as a reduction of cost of sales, increased to $1,250,000, or 11.1%, for the quarter ended June 30, 2002, from $1,125,000 for the quarter ended June 30, 2001. However, when compared to one quarter of the total 2001 pension income, or $1,486,000, pension income decreased 15.9% during the second quarter of 2002.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001:

Net sales for the six months ended June 30, 2002, decreased to $111,917,000 from $136,644,000 for the six months ended June 30, 2001, as Oil Field revenues decreased due to lower drilling and production activity from lower energy prices.

The Company reported net earnings of $3,653,000 or $0.55 per share (diluted) for the six months ended June 30, 2002, compared to net earnings of $8,386,000 or $1.32 per share (diluted) for the six months ended June 30, 2001.

The following table summarizes the Company's net sales and gross profit by operating segment (in thousands of dollars):



                                           Six Months Ended
                                                June 30,                                          %
                                        -----------------------           Increase            Increase
                                          2002          2001             (Decrease)          (Decrease)
                                        ---------    ----------          ----------          ----------

    Net Sales

    Oil Field                         $  60,296      $  91,351             $(31,055)            (34.0)
    Power Transmission                   31,963         28,714                 3,249             11.3
    Trailer                              19,658         16,579                 3,079             18.6
                                      ---------      ---------             ---------
    Total                             $ 111,917      $ 136,644             $ (24,727)           (18.1)
                                      =========      =========             =========



                                           Six Months Ended
                                                June 30,                                          %
                                        -----------------------           Increase            Increase
                                          2002          2001             (Decrease)          (Decrease)
                                        ---------    ----------          ----------          ----------
Gross Profit

    Oil Field                         $  12,872      $  24,392             $ (11,520)            (47.2)
    Power Transmission                    8,521          9,168                  (647)             (7.1)
    Trailer                                 876           (559)                1,435             256.7
                                      ---------      ---------             ---------
    Total                             $  22,269      $  33,001             $ (10,732)            (32.5)
                                      =========      =========             =========


Oil Field sales decreased 34.0% to $60,296,000 in the first six months of 2002 from $91,351,000 in the first six months of 2001 as the decrease in oil field drilling and production activity from lower energy prices that began in the second half of 2001 continued into 2002. Oil Field's backlog declined to $21,900,000 as of June 30, 2002, compared to $33,500,000 at June 30, 2001.
However, backlog has increased from $19,400,000 at December 31, 2001, reflecting increased oil and gas drilling and production activity compared to the latter part of 2001.

Gross profit for the Oil Field Division decreased to $12,872,000 for the six months ended June 30, 2002, or 47.2%, compared to $24,392,000 for the comparable 2001 period. Gross margin for the comparable periods declined to 21.3% in 2002 compared to 26.7% in 2001 due to fixed manufacturing overhead costs not declining at the same rate as revenue.

Direct selling, general and administrative expenses for Oil Field decreased to $3,665,000, or 32.7%, for the six months ended June 30, 2002, from $5,449,000 for the six months ended June 30, 2001. This decrease was due primarily to lower commission expenses to third-party agents, reduced legal expenses associated with ongoing and routine litigation and lower personnel-related costs.

Sales for the Company's Power Transmission segment increased to $31,963,000 for the first half of 2002 compared to $28,714,000 for the first half of 2001 due to increased volume of new gearboxes to the offshore oil and gas equipment, refinery, sugar and marine markets. The Company's Power Transmission backlog at June 30, 2002, increased to $33,100,000 from $28,900,000 at June 30, 2001, and
$31,500,000 at December 31, 2001, due to the activity of the markets mentioned above.

Gross profit for the Power Transmission Division decreased to $8,521,000 for the six months ended June 30, 2002, or 7.1%, compared to $9,168,000 for the six months ended June 301, 2001, and gross margin for the comparable periods declined to 26.7% in 2002 compared to 31.9% in 2001. This decline was due to the reduction of gear reducers produced for the Oil Field Division, which had provided increased absorption of fixed manufacturing overhead costs. Inter-segment revenue declined by 85.3% for this period, from $7,319,000 in the first half of 2001 to $1,076,000 in the first half of 2002.

Direct selling, general and administrative expenses for Power Transmission decreased to $4,878,000, or 7.1%, for the six months ended June 30, 2002, from $5,251,000 for the six months ended June 30, 2001, due to reduced bad debt expense.

Trailer sales for the six months ended June 30, 2002, increased to $19,658,000, or 18.6%, from $16,579,000 for the six months ended June 30, 2001, due to some improvement in the freight hauling market. However, the market remained depressed due the reasons already noted in the previous section. Backlog for the Trailer segment totaled $13,600,000 at June 30, 2002, compared to $6,900,000 at June 30, 2001, and $13,500,000 at December 31, 2001. This backlog increase is due to the reasons already noted in the previous section.

Trailer gross profit improved to $876,000 for the six months ended June 30, 2002, from a loss of $559,000 for the six months ended June 30, 2001. Gross margin for the first half of 2002 increased to 4.5% from a negative 3.4% for the first half of 2001. This improvement was primarily due to higher manufacturing volumes absorbing more fixed overhead costs, lower warranty expenses and the sale of trailers in 2002 that were reserved in 2001.

Direct selling, general and administrative expenses for Trailer decreased to $809,000, or 26.8%, for the six months ended June 30, 2002, from $1,105,000 for the six months ended June 30, 2001, due to lower insurance claim expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $7,112,000, or 9.8%, for the six months ended June 30, 2002, from $6,475,000 for the six months ended June 30, 2001, due to increased legal costs associated with ongoing and routine litigation.

Other income and expense for the six months ended June 30, 2002, totaled $248,000 of income compared to an expense of $974,000 for six months ended June 30, 2001, due primarily to the elimination of short-term debt early in the third quarter of 2001, increased income from invested cash in the first half of 2002, a favorable currency exchange impact from the stronger euro and the non-recurrence of losses recorded on the disposal of certain of the Company's fixed assets in the first half of 2001.

Pension income, which is reported as a reduction of cost of sales, of $2,500,000 in the first half of 2002 did not change from the $2,500,000 of pension income reported in the first half of 2001. However, when compared to one half of the actual 2001 pension income, or $2,972,000, pension income decreased 15.9% during the first half of 2002.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company's cash balance totaled $17.1 million at June 30, 2002, compared to $18.1 million at December 31, 2001. For the six months ended June 30, 2002, net cash provided by operating activities was $3.5 million, cash used in investing activities totaled $3.6 million, cash used in financing activities amounted to $1.0 million and the favorable effect of foreign currency translation was $0.1 million. Significant components of cash used by operating activities include net earnings adjusted for non-cash expenses of $6.8 million and a net increase in working capital of $3.3 million. Cash used in investing activities included capital expenditures totaling $3.8 million, primarily for additions and replacements of production equipment, operating vehicles and environmental compliance in the Oil Field segment. Capital expenditures for 2002 are projected to be at or somewhat above the level seen in 2001. Other capital projects for 2002 include the building of a power transmission repair facility in Alabama to better serve the southeastern US market and high-speed testing equipment in Power Transmission's France facility to expand its product offerings. Significant components of cash used in financing activities included payments on long-term debt of $0.9 million, proceeds from stock option exercises of $2.2 million and dividend payments of $2.3 million or $0.36 per share.

Total debt balances at June 30, 2002, including current maturities of long-term debt, consisted of $6.2 million of notes payable to various banks and individuals. As of June 30, 2002, the Company had no outstanding debt associated with its discretionary short-term demand facilities or with the Bank Facility discussed below. Total debt decreased by $0.7 million during the first half of 2002 compared to $6.9 million at December 31, 2001, due to principal payments on long-term notes payable totaling $0.7 million. Approximately 81% of the outstanding debt at June 30, 2002, will be repaid in July 2002.

The Company has an agreement with a domestic bank (the "Bank Facility") for an unsecured revolving line of credit that provides for up to $20.0 million of borrowings outstanding at any one time expiring September 1, 2002, along with an additional $5.0 million demand facility. Borrowings under the Bank Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin, depending on certain ratios as defined in the agreement. As of June 30, 2002, no amounts were outstanding of the $25.0 million of the revolving line of credit under the terms of the Bank Facility.

The Company has two additional short-term demand lines. One demand line (the "LIBOR Demand Line") is an unsecured revolving line of credit with a domestic bank that provides up to $5.0 million of borrowings at any one time and expires on September 22, 2002. Borrowings under the LIBOR Demand Line bear interest at LIBOR plus 1%. The second demand line (the "Floating Demand Line") is an unsecured revolving line of credit with a domestic bank that provides up to $5.0 million of borrowings at any one time. The Floating Demand Line expires on December 30, 2002, and is renewable annually. Borrowings under the Floating Demand Line bear interest at a floating rate agreed to by the Company and the bank. As of June 30, 2002, no amounts were outstanding of the revolving line of credit under the terms of the LIBOR Demand Line or the Floating Demand Line.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company has purchased a total of 826,870 shares of its common stock at an aggregate purchase price of $16.9 million. No shares were purchased during the six months ended June 30, 2002. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of June 30, 2002, the Company held 387,527 shares of treasury stock at an aggregate cost of approximately $8.0 million. Authorizations of approximately $0.2 million remained at June 30, 2002.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2002. The Company is currently in the process of renewing its credit facilities and believes it will successfully complete the process before the current agreements expire.

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

Forward-Looking Statements and Assumptions

This Quarterly Report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials and (iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

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

The Company is often subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         On May 10, 2002, Lufkin Industries, Inc. filed a report on Form 8-K reporting the dismissal of Arthur Andersen LLP as its certifying accountant and the engagement of Deloitte & Touche LLP as its certifying accountant for the fiscal year ending December 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:    August 9, 2002

LUFKIN INDUSTRIES, INC.

By       /s/   R. D. Leslie
         ------------------------
         R. D. Leslie
         Vice President/Treasurer/Chief Financial Officer
         Principal Financial and Accounting Officer