Form 10-Q
period 2002-09-30
LUFKIN INDUSTRIES INC
filed 2002-11-14
CIK 60849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission File Number: 0-2612

                          -----------------------------

                             LUFKIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                        75-0404410
    (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

      601 SOUTH RAGUET, LUFKIN, TEXAS                       75904
  (Address of principal executive offices)                (Zip Code)

                                 (936) 634-2211
              (Registrant's telephone number, including area code)

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 6,523,867 shares of Common Stock, $1.00 par value per share, outstanding as of November 6, 2002, not including 368,514 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (In thousands of dollars)

                                                      September 30,   December 31,
                                                           2002           2001
                                                      -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                            $  23,407     $  18,087
   Invested funds                                            --           5,863
   Receivables, net                                        33,818        35,956
   Income taxes receivable                                    719           673
   Inventories                                             36,001        34,824
   Deferred income tax assets                               2,246         2,179
   Other current assets                                       889           811
                                                        ---------     ---------
      Total current assets                                 97,080        98,393
                                                        ---------     ---------
Property, plant and equipment, at cost                    257,354       250,924
Less accumulated depreciation                             177,316       169,628
                                                        ---------     ---------
                                                           80,038        81,296
                                                        ---------     ---------
Prepaid pension costs                                      53,187        49,437
Goodwill, net                                              10,213        10,045
Other assets, net                                           6,856         6,898
                                                        ---------     ---------
      Total assets                                      $ 247,374     $ 246,069
                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term notes payable           $     584     $   6,598
   Accounts payable                                         9,594        10,680
   Accrued payroll and benefits                             5,491         6,636
   Accrued warranty expenses                                2,652         2,275
   Taxes payable                                            6,163         4,487
   Accrued commissions and other                            6,304         6,373
                                                        ---------     ---------
      Total current liabilities                            30,788        37,049
                                                        ---------     ---------
Deferred income tax liabilities                            26,915        26,658
Postretirement benefits liability                          11,024        11,024
Long-term notes payable, net of current portion               202           339

Shareholders' equity:
   Common stock, $1.00 par value per share;
     60,000,000 shares authorized;
     6,892,381 shares issued                                6,892         6,892
   Additional Paid in Capital                              18,480        18,200
   Retained earnings                                      162,913       158,973
   Treasury stock, 368,514 and 502,348
      shares, respectively, at cost                        (7,607)      (10,350)
   Accumulated other comprehensive income:
     Cumulative translation adjustment                     (2,233)       (2,716)
                                                        ---------     ---------
      Total shareholders' equity                          178,445       170,999
                                                        ---------     ---------
      Total liabilities and shareholders' equity        $ 247,374     $ 246,069
                                                        =========     =========

               See accompanying notes to consolidated statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)


                                                     Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                     2002           2001           2002           2001
                                                 -----------    -----------    -----------   -----------
                                                         (Unaudited)                 (Unaudited)
Net sales                                        $    60,807    $    75,640    $   172,724   $   212,285
Cost of sales                                         46,605         56,640        136,253       160,283
                                                 -----------    -----------    -----------   -----------
  Gross profit                                        14,202         19,000         36,471        52,002
Selling, general and administrative
   expenses                                            8,197          8,274         24,676        26,554
                                                 -----------    -----------    -----------   -----------
  Operating income                                     6,005         10,726         11,795        25,448
Other income (expense)                                   247            231            495          (744)
                                                 -----------    -----------    -----------   -----------
  Earnings before income tax provision                 6,252         10,957         12,290        24,704
Income tax provision                                   2,470          4,397          4,855         9,758
                                                 -----------    -----------    -----------   -----------
  Net earnings                                         3,782          6,560          7,435        14,946
Change in foreign currency translation
     adjustment                                         (294)           (65)           483          (374)
                                                 -----------    -----------    -----------   -----------
  Total comprehensive income                     $     3,488    $     6,495    $     7,918   $    14,572
                                                 ===========    ===========    ===========   ===========
Earnings per share:
  Basic                                          $      0.57    $      1.04    $      1.13   $      2.39
                                                 ===========    ===========    ===========   ===========
  Diluted                                        $      0.56    $      1.01    $      1.10   $      2.33
                                                 ===========    ===========    ===========   ===========
Dividends per basic share                        $      0.18    $      0.18    $      0.54   $      0.54
                                                 ===========    ===========    ===========   ===========
Weighted average number of shares outstanding:
  Basic                                            6,647,279      6,320,272      6,593,681     6,260,959
  Diluted                                          6,807,479      6,498,239      6,748,889     6,404,159


          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                 Nine Months Ended September 30,
                                                       2002         2001
                                                    ----------   ----------
                                                           (Unaudited)
Cash flows from operating activities:
   Net earnings                                     $  7,435    $ 14,946
   Adjustments to reconcile net earnings
     to cash provided by operating activities:
         Depreciation and amortization                 8,390       8,468
         Deferred income tax provision                    18
         Pension income                               (3,750)     (3,750)
         (Gain) loss on disposition of
           property, plant and equipment                 (38)        454
         Changes in:
              Receivables                              2,542      (1,592)
              Income taxes receivable                    (46)      1,239
              Inventories                               (955)     (6,546)
              Other current assets                       (65)       (165)
              Accounts payable                        (1,552)        691
              Accrued liabilities                      1,172      10,070
                                                    --------    --------
        Net cash provided by operating activities     13,151      23,815
                                                    --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment        (6,532)     (6,024)
    Proceeds from disposition of
       property, plant and equipment                      87         193
    Proceeds from disposition of invested funds        5,863        --
    Increase in other assets                             (44)        (46)
                                                    --------    --------
        Net cash used in investing activities           (626)     (5,877)
                                                    --------    --------
Cash flows from financing activities:
    Net payments of short-term debt                     --        (7,790)
    Payments on long-term debt                        (6,292)     (1,297)
    Dividends paid                                    (3,495)     (3,336)
    Proceeds from exercise of stock options            2,560       1,893
                                                    --------    --------
        Net cash used in financing activities         (7,227)    (10,530)
                                                    --------    --------
Effect of translation on cash and
  cash equivalents                                        22         (63)
                                                    --------    --------
     Net increase in cash and cash
         equivalents                                   5,320       7,345

Cash and cash equivalents at beginning
  of period                                           18,087       2,003
                                                    --------    --------
Cash and cash equivalents at end
  of period                                         $ 23,407    $  9,348
                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                    LUFKIN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Inventories

Consolidated inventories, net of LIFO reserve, consist of the following:

                                September 30,               December 31,
                                     2002                       2001
                                -------------               ------------
                                       (In thousands of dollars)
     Finished goods              $   4,302                   $   2,485
     Work in process                 4,530                       4,036
     Raw materials                  27,169                      28,303
                                  --------                   ---------
     Total                        $ 36,001                    $ 34,824
                                  ========                    ========

Inventories accounted for on a LIFO basis were $24,072,000 and $22,300,000 and on a FIFO basis were $11,929,000 and $12,524,000 at September 30, 2002 and December 31, 2001, respectively. Had the FIFO method been used in determining all inventory values, inventories would have been $17,565,000 higher at both September 30, 2002 and December 31, 2001.

3. Earnings Per Share (EPS)

Basic EPS is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except share and per share data):


                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                             2002         2001         2002       2001
                                            ------       ------       ------     ------
Numerator:
     Net earnings                        $    3,782   $    6,560   $    7,435   $   14,946
Denominator:
     Weighted average shares (Basic)      6,647,279    6,320,272    6,593,681    6,260,959
     Effect of outstanding options          160,200      177,967      155,208      143,200
                                         ----------   ----------   ----------   ----------
     Weighted average shares including
        assumed conversions  (Diluted)    6,807,479    6,498,239    6,748,889    6,404,159
                                         ==========   ==========   ==========   ==========

     Basic earnings per share            $     0.57   $     1.04   $     1.13   $     2.39
                                         ==========   ==========   ==========   ==========
     Diluted earnings per share          $     0.56   $     1.01   $     1.10   $     2.33
                                         ==========   ==========   ==========   ==========

Options to purchase a total of 132,986 and 137,686 shares of the Company's common stock at September 30, 2002 and 2001, respectively, were excluded from the calculation of earnings per share because their effect on diluted earnings per share for the respective periods was anti-dilutive.

4. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee whom alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

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

                      Three Months Ended September 30, 2002


                                        Power
                          Oil Field  Transmission  Trailer     Corporate       Total
                          ---------  ------------  -------     ---------     --------
Gross sales                $ 31,336    $ 20,069    $  9,960    $     --      $ 61,365
Inter-segment sales            (251)       (284)        (23)         --          (558)
                           --------    --------    --------    --------      --------
Net sales                  $ 31,085    $ 19,785    $  9,937    $     --      $ 60,807
                           ========    ========    ========    ========      ========
Operating income (loss)    $  3,987    $  2,664    $   (646)   $     --      $  6,005
Other income (expense)           44          80          13         110           247
                           --------    --------    --------    --------      --------
Earnings (loss) before
  income tax provision     $  4,031    $  2,744    $   (633)   $    110      $  6,252
                           ========    ========    ========    ========      ========

                      Three Months Ended September 30, 2001


                                          Power
                          Oil Field   Transmission    Trailer     Corporate     Total
                          ---------   ------------    -------    ----------   --------
Gross sales                $ 50,979      $ 20,539    $  9,500    $   --      $ 81,018
Inter-segment sales          (1,495)       (3,545)       (338)       --        (5,378)
                           --------      --------    --------    --------    --------
Net sales                  $ 49,484      $ 16,994    $  9,162    $   --      $ 75,640
                           ========      ========    ========    ========    ========
Operating income (loss)    $  9,798      $  2,251    $ (1,323)   $   --      $ 10,726
Other income (expense)         (130)          165          95         101         231
                           --------      --------    --------    --------    --------
Earnings (loss) before
  income tax provision     $  9,668      $  2,416    $ (1,228)   $    101    $ 10,957
                           ========      ========    ========    ========    ========


                      Nine Months Ended September 30, 2002

                                         Power
                          Oil Field   Transmission    Trailer     Corporate     Total
                          ---------   ------------    -------    ----------   --------
Gross sales               $  92,188      $ 53,107    $ 29,629    $   --      $174,924
Inter-segment sales            (807)       (1,360)        (33)       --        (2,200)
                          ---------      --------    --------    --------    --------
Net sales                 $  91,381      $ 51,747    $ 29,596    $   --      $172,724
                          =========      ========    ========    ========    ========
Operating income (loss)   $  10,239      $  3,984    $ (2,428)   $   --      $ 11,795
Other income (expense)          (55)          119          25         406         495
                          ---------      --------    --------    --------    --------
Earnings (loss) before
  income tax provision    $  10,184      $  4,103    $ (2,403)   $    406    $ 12,290
                          =========      ========    ========    ========    ========


                      Nine Months Ended September 30, 2001

                                         Power
                          Oil Field   Transmission    Trailer     Corporate     Total
                          ---------   ------------    -------    ----------   --------
Gross sales               $ 145,258     $  56,571    $ 26,512    $   --      $228,341
 Inter-segment sales         (4,422)      (10,863)       (771)       --       (16,056)
                          ---------     ---------    --------    --------    --------
Net sales                 $ 140,836     $  45,708    $ 25,741    $   --      $212,285
                          =========     =========    ========    ========    ========
 Operating income (loss)  $  26,052     $   4,066    $ (4,670)   $   --      $ 25,448
Other income (expense)         (584)           36        (195)         (1)       (744)
                          ---------     ---------    --------    --------    --------
 Earnings (loss) before
   income tax provision   $  25,468     $   4,102    $ (4,865)   $     (1)   $ 24,704
                          =========     =========    ========    ========    ========

6. Goodwill and Intangible Assets

In 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

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

7. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The Statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this Statement will be reported as a cumulative effect of a change in accounting principle. The adoption of Statement No. 143 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with restructurings, discontinued operations, plant closings or other exit or disposal activities when incurred rather than at the date a plan is committed to. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company plans to adopt this statement as of the effective date and will implement its provisions on a prospective basis.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products and highway trailers. The Company's Oil Field segment manufactures and services numerous sizes and configurations of oil field pumping and related automation equipment, as well as commercial castings. The Power Transmission segment designs, manufactures, repairs and services speed increasers and reducers for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Trailer segment produces and services various types and styles of highway trailers, including vans, platforms and dumps.

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

Results of Operations

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:

Net sales for the three months ended September 30, 2002, decreased to $60,807,000 from $75,640,000 for the three months ended September 30, 2001. Net earnings were $3,782,000 or $0.56 per share (diluted) for the three months ended September 30, 2002, compared to net earnings of $6,560,000 or $1.01 per share (diluted) for the three months ended September 30, 2001.

The following table summarizes the Company's net sales and gross profit by operating segment (in thousands of dollars):

                           Three Months Ended
                              September 30,                        %
                           -----------------       Increase     Increase
                            2002       2001       (Decrease)   (Decrease)
                           ------     ------      ----------   ----------
Net Sales
Oil Field                $ 31,085   $ 49,484       $(18,399)     (37.2)
Power Transmission         19,785     16,994          2,791       16.4
Trailer                     9,937      9,162            775        8.5
                         --------   --------       --------
  Total                  $ 60,807   $ 75,640       $(14,833)     (19.6)
                         ========   ========       ========

                           Three Months Ended
                              September 30,                        %
                           -----------------       Increase     Increase
                            2002       2001       (Decrease)   (Decrease)
                           ------     ------      ----------   ----------
Gross Profit
Oil Field                $  7,205   $ 13,213       $ (6,008)     (45.5)
Power Transmission          6,461      5,669            792       14.0
Trailer                       536        118            418      354.2
                         --------   --------       --------
  Total                  $ 14,202   $ 19,000       $ (4,798)     (25.3)
                         ========   ========       ========

Oil Field sales decreased 37.2% to $31,085,000 in the third quarter of 2002 from $49,484,000 in the third quarter of 2001 as the decrease in oil field drilling and production activity from lower energy prices that began in the second half of 2001 continued into the third quarter of this year, despite recent higher energy prices. Drilling activity has not increased with higher energy prices due to uncertainty over both the future global demand levels and the stability of the price of oil. Oil Field's backlog decreased to $18,300,000 as of September 30, 2002, from $21,900,000 at June 30, 2002 and $26,000,000 for the same period last year due primarily to reduced bookings for new pumping units.

Gross profit for the Oil Field segment decreased to $7,205,000 for the three months ended September 30, 2002, or 45.5%, compared to $13,213,000 for the prior year quarter due primarily to the decline in sales of oil field products but also due to a decline in the gross margin. Gross margin for the comparable periods declined to 23.2% in 2002 compared to 26.7% in 2001 due to the product mix shifting towards lower margin commercial castings and decreased fixed cost absorption in the foundry operations. While commercial activity in the foundry operations increased over the prior year quarter, overall production volumes lowered due to the decline in oil field products produced.

Direct selling, general and administrative expenses for Oil Field decreased slightly to $1,910,000, or 3.7%, for the quarter ended September 30, 2002, from $1,983,000 for the quarter ended September 30,

2001. This decrease was due primarily to lower commission expenses to third-party agents, offset by the non-recurrence of the benefit of certain insurance reserve changes in the third quarter of 2001.

Sales for the Company's Power Transmission segment increased to $19,785,000, or 16.4%, for the third quarter of 2002 compared to $16,994,000 for the third quarter of 2001 due to increased volume of new gearboxes manufactured for the aluminum and waste water treatment markets, higher parts sales for both capital spares and replacements and repair activity in the sugar, cement and rubber markets. The Company's Power Transmission backlog at September 30, 2002, increased to $33,600,000 from $33,100,000 at June 30, 2002 and from $30,300,000 at September 30, 2001, due to higher bookings for new high-speed gearboxes.

Gross profit for the Power Transmission segment increased to $6,461,000 for the three months ended September 30, 2002, or 14.0%, compared to $5,669,000 for the prior year quarter due to the sales volume increases mentioned above, offset partially by a decline in the gross margin. Gross margin for the comparable periods declined to 32.7% in 2002 compared to 33.4% in 2001. This decline was due to the reduction of gear reducers produced for the Oil Field Division, which had provided increased absorption of fixed manufacturing overhead costs. Inter-segment revenue declined by 92.0% for this period, from $3,545,000 in the third quarter of 2001 to $284,000 in the third quarter of 2002. However, this was partially offset by the favorable mix effect of increased sales of higher margin high-speed units and spare parts.

Direct selling, general and administrative expenses for Power Transmission increased to $2,775,000, or 20.6%, for the quarter ended September 30, 2002, from $2,301,000 for the quarter ended September 30, 2001, due to increased personnel-related costs from higher staffing, higher bad debt expense and higher third-party commissions.

Trailer sales for the third quarter of 2002 increased to $9,937,000, or 8.5%, from $9,162,000 for the third quarter of 2001, due to some improvement in the freight hauling market. However, the market remained depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. Also, freight companies have focused capital spending on new tractor purchases before new federal regulations requiring cleaner but less efficient engines went into effect recently. Backlog for the Trailer segment totaled $12,000,000 at September 30, 2002, compared to $13,600,000 at June 30, 2002, and $4,800,000 at September 30, 2001. This backlog decrease reflects the resistance of freight haulers to place orders for new trailers due to the continued uncertainty in the recovery of the U.S. economy. General economic conditions drive freight volumes and the need for additional trailers.

Trailer gross profit improved to $536,000, or 354.2%, for the three months ended September 30, 2002, from $118,000 for the comparable prior year quarter. This increase was primarily driven from improvements in the gross margin for Trailer. Gross margin for the third quarter of 2002 increased to 5.4% from 1.3% in the third quarter of 2001. This improvement was due to higher manufacturing volumes absorbing more fixed overhead costs.

Direct selling, general and administrative expenses for Trailer decreased to $363,000, or 33.4%, for the quarter ended September 30, 2002, from $545,000 for the quarter ended September 30, 2001, due to lower insurance claim expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $3,150,000, or 8.6%, for the quarter ended September 30, 2002, from $3,445,000 for the quarter ended September 30, 2001, due to lower expenses related to the Company's 100th anniversary.

Other income and expense for the three months ended September 30, 2002, totaled $247,000 of income compared to income of $231,000 for the prior year quarter. The increase was due primarily to the repayment of the majority of long-term debt early in the third quarter of 2002 lowering interest expense, partially offset by the non-recurrence of a gains on asset disposals in the third quarter of 2001.

Pension income, which is reported as a reduction of cost of sales, was $1,250,000 for both the quarter ended September 30, 2002 and the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:

Net sales for the nine months ended September 30, 2002, decreased to $172,724,000 from $212,285,000 for the nine months ended September 30, 2001. Net earnings were $7,435,000 or $1.10 per share (diluted) for the nine months ended September 30, 2002, compared to net earnings of $14,946,000 or $2.33 per share (diluted) for the nine months ended September 30, 2001.

The following table summarizes the Company's net sales and gross profit by operating segment (in thousands of dollars):

                         Nine Months Ended
                            September 30,                             %
                         ------------------          Increase     Increase
                          2002        2001          (Decrease)   (Decrease)
                         ------      ------         ----------   ----------
Net Sales
Oil Field              $  91,381   $ 140,836        $ (49,455)     (35.1)
Power Transmission        51,747      45,708            6,039       13.2
Trailer                   29,596      25,741            3,855       15.0
                       ---------   ---------        ---------
 Total                 $ 172,724   $ 212,285        $ (39,561)     (18.6)
                       =========   =========        =========

                         Nine Months Ended
                            September 30,                             %
                         ------------------          Increase     Increase
                          2002        2001          (Decrease)   (Decrease)
                         ------      ------         ----------   ----------
Gross Profit
Oil Field              $  20,077   $  37,606        $ (17,529)     (46.6)
Power Transmission        14,982      14,837              145        1.0
Trailer                    1,412        (441)           1,853      420.2
                       ---------   ---------        ---------
  Total                $  36,471   $  52,002        $ (15,531)     (29.9)
                       =========   =========        =========

Oil Field sales decreased 35.1% to $91,381,000 in the first nine months of 2002 from $140,836,000 in the first nine months of 2001 as the decrease in oil field drilling and production activity from lower energy prices that began in the second half of 2001 continued into 2002, despite recent higher energy prices. Drilling activity has not increased with higher energy prices due to uncertainty over both the future global demand levels and the stability of the price of oil. Oil Field's backlog declined to $18,300,000 as of September 30, 2002, compared to $26,000,000 at September 30, 2001 and $19,400,000 at December 31, 2001, due
to decline in demand for new pumping units.

Gross profit for the Oil Field segment decreased to $20,077,000 for the nine months ended September 30, 2002, or 46.6%, compared to $37,606,000 for the comparable 2001 period, due to lower revenue volumes and lower gross margins. Gross margin for the comparable periods declined to 22.0% in 2002 compared to 26.7% in 2001 due to fixed manufacturing overhead costs not declining at the same rate as revenue.

Direct selling, general and administrative expenses for Oil Field decreased to $5,575,000, or 25.0%, for the nine months ended September 30, 2002, from $7,431,000 for the nine months ended September 30, 2001. This decrease was due primarily to lower commission expenses to third-party agents, reduced legal expenses associated with ongoing and routine litigation and lower personnel-related costs.

Sales for the Company's Power Transmission segment increased to $51,747,000, or 13.2%, for the first nine months of 2002 compared to $45,708,000 for the first nine months of 2001 due to increased volume of new high-speed gearboxes to the refinery, petrochemical and pump markets, new low-speed gearboxes to the aluminum, rubber and sugar markets and higher parts sales for both capital spares and replacements. The Company's Power Transmission backlog at September 30, 2002, increased to $33,600,000 from $30,300,000 at September 30, 2001, and $31,500,000 at December 31, 2001, due to the increased activity in the high-speed and parts markets mentioned above.

Gross profit for the Power Transmission segment increased to $14,982,000 for the nine months ended September 30, 2002, or 1.0%, compared to $14,837,000 for the nine months ended September 30, 2001. Gross profits did not increase in proportion to revenue due to the decline in gross margins, which decreased for the comparable periods to 29.0% in 2002 compared to 32.5% in 2001. While margins for power transmission products increased from the favorable mix of high-speed units and parts, declines in plant utilization due to the reduction of gear reducers produced for the Oil Field segment lowered absorption of fixed manufacturing overhead costs. Inter-segment revenue declined by 87.5% for this period, from $10,863,000 in the first nine months of 2001 to $1,360,000 in the first nine months of 2002.

Direct selling, general and administrative expenses for Power Transmission increased to $7,668,000, or 1.5%, for the nine months ended September 30, 2002, from $7,553,000 for the nine months ended September 30, 2001, due to increased engineering expenses associated with the greater sales volume of high-speed units.

Trailer sales for the nine months ended September 30, 2002, increased to $29,596,000, or 15.0%, from $25,741,000 for the nine months ended September 30, 2001, due to some improvement in the freight hauling market. However, the market remained depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. Also, freight companies have focused capital spending on new tractor purchases before new federal regulations requiring cleaner but less efficient engines went into effect recently. Backlog for the Trailer segment totaled $12,000,000 at September 30, 2002, compared to $4,800,000 at September 30, 2001, and $13,500,000 at December 31, 2001. This backlog increase over 2001 is indicative of the overall improvement of the market but the decline of the backlog from year-end reflects the recent resistance of freight haulers to place orders for new trailers due to the continued uncertainty in the recovery of the U.S. economy. General economic conditions drive freight volumes and the need for additional trailers.

Trailer gross profit improved to $1,412,000, or 420.2%, for the nine months ended September 30, 2002, from a loss of $441,000 for the nine months ended September 30, 2001. This increase was significantly greater than the increase in sales volume due to the improvement in gross margin. Gross margin for the first nine months of 2002 increased to 4.8% from a negative 1.7% for the first nine months of 2001. This improvement was primarily due to higher manufacturing volumes absorbing more fixed overhead costs coupled with the benefit of cost containment efforts, lower warranty expenses and the sale of trailers in 2002 that were reserved in 2001.

Direct selling, general and administrative expenses for Trailer decreased to $1,171,000, or 29.0%, for the nine months ended September 30, 2002, from $1,650,000 for the nine months ended September 30, 2001, due to lower insurance claim expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $10,262,000, or 3.4%, for the nine months ended September 30, 2002, from $9,920,000 for the nine months ended September 30, 2001, due to increased legal costs associated with ongoing and routine litigation.

Other income and expense for the nine months ended September 30, 2002, totaled $495,000 of income compared to an expense of $744,000 for nine months ended September 30, 2001, due to the reduction of interest expense from the elimination of short-term debt early in the third quarter of 2001 and the majority of long-term debt early in the third quarter of 2002, increased interest income from greater invested cash, a favorable currency exchange impact from the stronger euro and the non-recurrence of losses recorded on the disposal of certain of the Company's fixed assets in the first half of 2001.

Pension income, which is reported as a reduction of cost of sales, was $3,750,000 for both the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company's cash balance totaled $23.4 million at September 30, 2002, compared to $18.1 million at December 31, 2001. For the nine months ended September 30, 2002, net cash provided by operating activities was $13.1 million, cash used in investing activities totaled $0.6 million and cash used in financing activities amounted to $7.2 million. Significant components of cash used by operating activities include net earnings adjusted for non-cash expenses of $12.0 million and a net increase in working capital of $1.1 million. Cash used in investing activities included capital expenditures totaling $6.5 million, primarily for additions and replacements of production equipment, operating vehicles and environmental compliance in the Oil Field segment. Capital expenditures for 2002 are projected to be in the range of $8 to $10 million, which is higher than level seen in 2001. Other capital projects for 2002 include the building of a power transmission repair facility in Alabama to better serve the southeastern U.S. market and high-speed testing equipment in Power Transmission's France facility to expand its product offerings. Also, invested funds of $5.9 million escrowed against long-term debt were converted to cash in conjunction with the repayment of that debt in the third quarter of 2002. Significant components of cash used in financing activities included payments on long-term debt of $6.3 million, proceeds from stock option exercises of $2.6 million and dividend payments of $3.5 million or $0.54 per share.

Total debt balances at September 30, 2002, including current maturities of long-term debt, consisted of $0.8 million of notes payable to various banks. As of September 30, 2002, the Company had no outstanding debt associated with its discretionary short-term demand facility or with the Bank Facility discussed below. Total debt decreased by $6.2 million during the first nine months of 2002 from the $6.9 million level at December 31, 2001, due to principal payments on long-term notes payable totaling $6.3 million, offset by foreign currency changes of $0.1 million.

During the third quarter of 2002, the Company completed its due diligence and negotiations for a three year unsecured revolving line of credit with a major domestic bank and signed an agreement in principle. The new facility will provide up to $27.5 million in credit, with $10.0 million to be available as a demand facility. It is anticipated that this credit agreement will be signed and closed by the end of November 2002.

Additionally, the Company is renegotiating the renewal of an existing unsecured short-term demand facility in the amount of $5.0 million with a regional domestic bank, previously referred to as the "LIBOR Demand Line". It is also anticipated that this facility will be finalized during the fourth quarter of 2002.

Once completed, both of these facilities will replace the three facilities that expired during the third quarter of 2002.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $17.1 million for purchases of its common stock. Pursuant to this plan, the Company has purchased a total of 826,870 shares of its common stock at an aggregate purchase price of $16.9 million. No shares were purchased during the nine months ended September 30, 2002. Purchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of September 30, 2002, the Company held 368,514 shares of treasury stock at an aggregate cost of approximately $7.6 million. Authorizations of approximately $0.2 million remained at September 30, 2002.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2003.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The Statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this Statement will be reported as a cumulative effect of a change in accounting principle. The adoption of Statement No. 143 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with restructurings, discontinued operations, plant closings or other exit or disposal activities when incurred rather than at the date a plan is committed to. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company plans to adopt this statement as of the effective date and will implement its provisions on a prospective basis.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated statements.

The Company extends credit to customers in the normal course of business. Management performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's current credit worthiness. An allowance for doubtful accounts has been established to provide for estimated losses on receivable collections. The balance of this allowance is determined by regular reviews of outstanding receivables and historical experience. As the financial condition of customers change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

The Company has made significant investments in inventory to service its customers. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management's estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

Long-lived assets, including goodwill, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be reasonable. The Company assesses the recoverability of long-lived assets by determining whether the carrying value can be recovered through projected discounted cash flows, based on expected future operating results. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value and thereby possibly requiring an impairment charge in the future.

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that some or all of any deferred tax assets will expire before realization or that the future deductibility is not probable, a valuation allowance would be recorded.

The Company is subject to claims and legal actions in the ordinary course of business. The Company maintains insurance coverage for various aspects of its businesses and operations. The Company retains a portion of the insured losses that occur through the use of deductibles. Management regularly reviews estimates of reported and unreported insured and non-insured claims and legal actions and provides for losses through reserves. As circumstances develop and additional information becomes available, adjustments to loss reserves may be required.

The Company offers warranties on products and services ranging from one to five years, depending on the product or service sold. Based upon historical experience, the Company records a provision at the time of sale for future estimated warranty claims. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted.

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

Item 4.  Controls and Procedures

Based on their evaluation of the disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-Q, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee that alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         *3.1 Articles of Incorporation, as amended, included as Exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibit is incorporated herein by reference

         *3.2 Articles of Amendment to Fourth Restated Articles of Incorporation of Lufkin Industries, Inc. included as Exhibit
                  3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

         *3.3     Restated Bylaws of Lufkin Industries, Inc., included as
                  Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

         *4.1 Shareholder Rights Agreement, dated as of May 4, 1987, included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

         *10.1 1990 Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

         *10.2    1996 Nonemployee Director Stock Option Plan, included as
                  Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

         99.1     Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Chief Financial Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Incorporated by reference

(b) Reports on Form 8-K

    None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  November 12, 2002

LUFKIN INDUSTRIES, INC.

By   /s/ R.D. Leslie
    ---------------------------

    R.D. Leslie
    Vice President/Treasurer/Chief Financial Officer
    Principal Financial and Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas V. Smith, the Chief Executive Officer of Lufkin Industries, Inc., a Texas corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lufkin Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002

  /s/ Douglas V. Smith
--------------------------
Douglas V. Smith
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, R. D. Leslie, the Chief Financial Officer of Lufkin Industries, Inc., a Texas corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lufkin Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002

  /s/ R. D. Leslie
--------------------------
R. D. Leslie
Chief Financial Officer