Form 10-K
period 2002-12-31
LUFKIN INDUSTRIES INC
filed 2003-03-26
CIK 60849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002      Commission file number  0-2612

                             LUFKIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                  75-0404410
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

The aggregate market value of the Company's voting stock held by non-affiliates as of the last day of the second fiscal quarter, June 30, 2002, was $187,795,135.

6,527,919 shares of the Company's Common Stock were outstanding on March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10,11,12 and 13 of Part III will be included in an amendment to Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS

        Lufkin Industries, Inc. (the "Company") was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company employed approximately 1,800 people at December 31, 2002, including approximately 1,200 that were paid on an hourly basis. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

        OIL FIELD

        Products:

        The Oil Field segment manufactures and services artificial reciprocating rod lift equipment, commonly referred to as pumping units, and related products.

                Pumping Units- Four basic types of pumping units are manufactured: an air-balanced unit; a beam-balanced unit; a crank-balanced unit; and a Mark II Unitorque unit. The basic differences between the four types relate to the counterbalancing system. The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required. There are numerous sizes and combinations of Lufkin oil field pumping units within the four basic types.

                Service- Through a network of service centers, the Company transports and repairs pumping units. The service centers also refurbish used pumping units.

                Automation- The Company designs, manufactures, installs and services computer control equipment and analytical services for pumping units that lower production costs and optimize well efficiency.

                Foundry Castings- As part of the Company's vertical integration strategy, the Oil Field segment operates an iron foundry to produce castings for new pumping units. In order to maximize utilization of this facility, castings for third parties are also produced.

        Markets:

        Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of our customers as well as their long-term perceptions of the level and stability of the price of oil. Also, the availability of used pumping unit equipment impacts the North American market.

        Competition:

        The primary global competition for new pumping units and automation equipment is Weatherford. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the world, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total artificial lift market. While Weatherford is the Company's single largest competitor in the service market, small independent operators provide significant competitive pressures.

        Because of the competitive nature of the business and the relative age of many of the product designs, price, delivery time, product quality and customer service are important factors in winning orders. To this end, the Company maintains strategic levels of inventories in order to ensure delivery times and invests in new capital equipment to maintain quality and price levels.

        POWER TRANSMISSION

        Products:

        The Power Transmission segment designs, manufactures and services speed increasing and reducing gearboxes for industrial applications. Speed increasers convert lower speed and higher torque input to higher speed and lower torque output while speed reducers convert higher speed and lower torque input to lower speed and higher torque output. The Company produces numerous sizes and designs of gearboxes depending on the end use. While there are standard designs, the majority of gearboxes are customized for each application.

                High-Speed Gearboxes- Gearboxes where rotations per minute (RPM) exceed 4,000 and range up to 60,000. These gearboxes require extremely high precision manufacturing and testing due to the stresses on the gearing. The ratio of increasers to reducers is fairly even. These gearboxes more typically service the energy related markets of petrochemicals, refineries, offshore drilling and transmission of oil and gas.

                Low-Speed Gearboxes- Gearboxes where RPM are below 4,000. The majority of low-speed gearboxes are reducers. While still requiring close tolerances, these gearboxes do not require the same precision of manufacturing and testing. These gearboxes more typically service commodity-related industries like rubber, sugar, paper, steel, plastics, mining and cement as well as marine propulsion.

                Parts- The Company manufactures capital spares for customers in conjunction with the production of new gearboxes as well as producing parts for after-market service.

                Repair & Service- The Company provides on and off-site repair and service for not only its own products but also those manufactured by other companies. Repair work is performed in dedicated facilities due to the high turn-around times required.

        Markets:

        As noted above, Power Transmission services many diverse markets, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending.

        Competition:

        Despite the highly technical nature of this product, there are many competitors. While several North American competitors recently exited the market, many European companies remain in the market. They include Maag, Flender Graffenstaden, BHS, Renk, Allen Gear and Horsburgh & Scott. While price is an important factor, proven designs and workmanship are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

        TRAILER

        Products:

        The Trailer segment manufactures and services various highway trailers for the freight-hauling market.

                Vans- General-purpose dry-freight vans. These are the highest production trailer in the segment.

                Floats- Flat-bed style trailers used in hauling heavier loads that do not require protection from outdoor elements.

                Dumps- Trailers designed to haul bulk materials like gravel or sand.

                Service- Through a network of company-owned branches, both trailers produced by the Company and by others are repaired and serviced.

        Markets:

        The Company primarily sells its products in the United States to small and medium size fleet freight-hauling companies. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs.

        In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This has caused many freight companies to go out of business, which have lead to the bankruptcy of several trailer manufacturers.

        Competition:

        The new trailer market is highly competitive with relatively low barriers to entry. The majority of the cost of a new trailer comes from purchased materials of aluminum, steel, tires, axles and wood flooring. Since there is minimal product differentiation in this market, price is the key driver. The companies with the highest market share are Great Dane and Wabash, along with several other large manufacturers like Utility, Fontaine and Hyundai. The Company does not have a significant market share in the new trailer market.

ITEM 2. PROPERTIES

        The Company's major manufacturing facilities are located in and near Lufkin, Texas are owned in fee and include approximately 150 acres, a foundry, machine shop, structural shops, assembly shops and warehouses. The Company also has a plant in Nisku, Canada that produces structural parts for pumping units. These parts are then assembled with parts shipped from Lufkin and are delivered to the Company's Canadian customers. The Company also has a plant in Fougerolles, France that manufactures, assembles and sells industrial gears and power transmission products throughout Europe.

ITEM 3. LEGAL PROCEEDINGS

        A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits.

        In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a Data Processing and Display for Echo Sounding Patent. The Company has vigorously defended its position that its fluid level product does not infringe the plaintiff's patent. Trial for this case is scheduled for May 2003.

        There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK INFORMATION

                             2002                                   2001
             ------------------------------------   ------------------------------------
                         Stock Price                             Stock Price
----------------------------------------------------------------------------------------
Quarter         High         Low        Dividend       High         Low         Dividend
----------------------------------------------------------------------------------------
First        $   27.000   $   21.820   $     0.18   $   22.500   $   16.188   $     0.18
Second           29.730       23.460         0.18       31.480       18.375         0.18
Third            28.700       23.910         0.18       29.500       20.250         0.18
Fourth           28.180       22.300         0.18       27.250       22.750         0.18

        The Company's common stock is traded on the NASDAQ Stock Market (National Market) under the symbol LUFK and as of March 14, 2003, there were approximately 600 record holders of its common stock.

        The Company has paid cash dividends for 63 consecutive years. Total dividend payments were $4,670,000, $4,481,000 and $4,549,000 in 2002, 2001 and
2000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

            FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)            2002         2001         2000         1999          1998
------------------------------------------------------------------------------------------------------------
Sales                                        $    228.7   $    278.9   $    254.6   $    246.0    $    287.5
Net earnings (loss) from operations                 8.5         19.5          7.0         (1.3)         13.6
Net earnings (loss) per share
Basic                                              1.29         3.12         1.11        (0.20)         2.11
Diluted                                            1.26         3.03         1.11        (0.20)         2.08
Total assets                                      248.4        246.1        233.6        221.4         242.8
Long-term notes payable, net of current             0.2          0.3          7.0          9.1          11.5
Cash dividends per share                           0.72         0.72         0.72         0.72          0.72

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    First     Second      Third     Fourth
(In millions, except per share data)                               Quarter    Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------------------
2002
Sales                                                             $   51.0   $   60.9   $   60.8   $   56.0
Gross profit                                                           8.2       14.1       14.2       10.3
Net earnings                                                           0.2        3.5        3.8        1.0
Basic earnings per share                                              0.03       0.53       0.57       0.17
Diluted earnings per share                                            0.03       0.52       0.56       0.16

2001
Sales                                                                 63.5       73.2       75.6       66.6
Gross profit                                                          14.7       18.3       19.0       16.0
Net earnings                                                           3.0        5.3        6.6        4.6
Basic earnings per share                                              0.49       0.85       1.04       0.72
Diluted earnings per share                                            0.49       0.83       1.01       0.70

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Sales for the year ended December 31, 2002, decreased to $228.7 million from $278.9 million for the year ended December 31, 2001. Sales for 2000 were $254.6 million. The Company reported net earnings of $8.5 million or $1.26 per share (diluted) for the year ended December 31, 2002, compared to net earnings of $19.5 million or $3.03 per share (diluted) for the year ended December 31, 2001. Net income of $7.0 million or $1.11 per share (diluted) was reported for the year ended December 31, 2000.

        In October 2002, the Company experienced a two-week work stoppage by its unionized workforce at its primary manufacturing facilities in Lufkin, Texas. This work stoppage was related to health-care and pension benefit differences during contract negotiations. While certain shipments were delayed during the fourth quarter of 2002, this work stoppage did not have a significant impact on the overall results of the fourth quarter of 2002.

The sales mix of the Company's operating segments for the three years ended December 31, 2002, was as follows:

                              Percent of total sales
-------------------------------------------------------
                            2002        2001       2000
-------------------------------------------------------
Oil Field                    52%         65%        46%
Power Transmission           31          23         25
Trailer                      17          12         29
-------------------------------------------------------
Total                       100%        100%       100%
-------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

The following table summarizes the Company's sales and gross profit by operating segment (in thousands of dollars):

---------------------------------------------------------------------------------------
                                                             Increase       % Increase
 Year Ended December 31,         2002           2001        (Decrease)      (Decrease)
---------------------------------------------------------------------------------------
Sales
Oil Field                    $    118,700   $    182,271   $    (63,571)          (34.9)
Power Transmission                 70,455         62,498          7,957            12.7
Trailer                            39,569         34,138          5,431            15.9
                             ------------   ------------   ------------
     Total                   $    228,724   $    278,907   $    (50,183)          (18.0)
                             ============   ============   ============
Gross Profit
Oil Field                    $     24,953   $     48,876   $    (23,923)          (48.9)
Power Transmission                 19,566         18,946            620             3.3
Trailer                             2,319            227          2,092           921.6
                             ------------   ------------   ------------
     Total                   $     46,838   $     68,049   $    (21,211)          (31.2)
                             ============   ============   ============

        Oil Field sales for the year ended December 31, 2002, decreased 34.9% to $118.7 million from $182.3 million in the year ended December 31, 2001. Lower energy prices in the first half of 2002 caused declines in oil field drilling and production activity, directly impacting the sale of new pumping units. The higher energy prices seen in the last half of 2002 have not translated into higher activity levels. Drilling activity has not increased with the higher energy prices due to uncertainty over both future global demand levels and the stability of the price of oil. This was also reflected in the backlog of Oil Field, which declined to $12.6 million at December 31, 2002, from $19.4 million at December 31, 2001.

        Gross profit for Oil Field decreased to $25.0 million, or 48.9%, for the year ended December 31, 2002, compared to $48.9 million for the year ended December 31, 2001, due primarily to the decline in sales of oil field products but also due to a decline in the gross margin. Gross margin decreased to 21.1% in 2002 compared to 26.9% in 2001 due to the product mix shifting towards lower margin commercial castings and fixed production costs increasing as a percentage of revenue.

        Direct selling, general and administrative expenses for Oil Field decreased to $7.6 million, or 20.0%, for the year ended December 31, 2002, from $9.5 million for the year ended December 31, 2001. This decrease was due to lower third-party sales commissions and lower legal expenses associated with ongoing and routine litigation. In 2002 certain types of legal expenses previously charged directly to Oilfield were charged to Corporate.

        Sales for the Company's Power Transmission segment increased to $70.5 million, or 12.7%, for the year ended December 31, 2002, compared to $62.5 million for the year ended December 31, 2001. High-speed applications serving the oil and gas, refinery and petrochemical markets increased in 2002 with some improvement seen in low-speed applications for the sugar and marine markets. However, demand in the power generation, steel and rubber markets continues to remain weak, contributing to the decline in Power Transmission backlog to $30.9 million as of December 31, 2002, compared to $31.5 million as of December 31, 2001.

        Power Transmission gross profit increased to $19.6 million, or 3.3%, for the year ended December 31, 2002, from $18.9 million for the year ended December 31, 2001. This improvement did not match the increase in sales, due to a gross margin decline to 27.8% for the year ended December 31, 2002, from 30.4% for the year ended December 31, 2001. Higher margins on sales of high-speed gearboxes and parts were offset by a decline in inter-segment revenue to the Oil Field segment, reducing from $12.8 million in 2001 to a more normal level of $1.8 million in 2002. Due to the extraordinary demand for pumping units in Oil Field in 2001, Power Transmission produced a large number of gearboxes for Oil Field. While these gearboxes were sold near cost to Oil Field, this incremental volume improved plant utilization and fixed cost absorption of Power Transmission, improving the overall gross margin.

        Direct selling, general and administrative expenses for Power Transmission increased slightly to $10.2 million, or 1.0%, for the year ended December 31, 2002, from $10.1 million for the year ended December 31, 2001.

        Trailer sales for the year ended December 31, 2002, increased 15.9% to $39.6 million from $34.1 million for the year ended December 31, 2001, due to some improvement in the freight-hauling market. However, the market remained depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. The continued depressed state of the market is reflected in the decline in backlog from $13.5 million at December 31, 2001, to $10.1 million at December 31, 2002.

        Trailer gross profit and margin improved to $2.3 million and 5.9%, respectively, for the year ended December 31, 2002, from $0.2 and 0.7%, respectively, for the year ended December 31, 2001. This gross margin improvement was primarily due to two factors: cost containment efforts and reduced warranty charges. Labor and overhead costs only increased 12.0% in 2002 compared to 2001 versus the 15.9% revenue increase. Warranty charges were lower due to improved quality efforts and a lower pool of trailers under warranty.

        Direct selling, general and administrative expenses for Trailer decreased to $1.5 million, or 31.9%, for the year ended December 31, 2002, from $2.2 million for the year ended December 31, 2001. This decrease was primarily due to lower insurance claim expenses.

        Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $14.2 million, or 6.8%, for the year ended December 31, 2002, from $13.3 million for the year ended December 31, 2001, due to costs associated with the settlement of the labor dispute in the fourth quarter of 2002 and higher legal expenses associated with ongoing and routine litigation.

        Other income and expense for the year ended December 31, 2002, totaled $0.4 million of income versus $0.7 million of expense for the year ended December 31, 2001. This improvement was due to higher interest income from invested cash, lower interest expense from reduced debt levels and the non-recurrence of losses on asset disposals incurred in 2001.

        Pension income, which is reported as a reduction of cost of sales in each segment, decreased to $5.3 million, or 10.2%, for the year ended December 31, 2002, from $5.9 million for the year ended December 31, 2001. This decline was because liabilities of the plan increased while the expected return on assets declined from a reduction in the fair market value. Pension income in 2003 is expected to decline to approximately $2.5 million due to further declines in the fair market value of the assets of the plan lowering the expected return. In conjunction with these market declines, the Company reviewed its assumptions for 2003 and lowered the discount rate to 6.75% from 7.00%, the expected long-term return on assets to 8.75% from 9.00% and the compensation rate increase to 4.50% from 5.00%.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

The following table summarizes the Company's net revenues and gross profit by operating segment (in thousands of dollars):

--------------------------------------------------------------------------------------
                                                            Increase       % Increase
 Year Ended December 31,        2001           2000        (Decrease)      (Decrease)
--------------------------------------------------------------------------------------
Sales
Oil Field                   $    182,271   $    118,097   $     64,174            54.3
Power Transmission                62,498         62,923           (425)           (0.7)
Trailer                           34,138         73,583        (39,445)          (53.6)
                            ------------   ------------   ------------
     Total                  $    278,907   $    254,603   $     24,304             9.5
                            ============   ============   ============
Gross Profit
Oil Field                   $     48,876   $     23,739   $     25,137           105.9
Power Transmission                18,946         15,590          3,356            21.5
Trailer                              227          4,921         (4,694)          (95.4)
                            ------------   ------------   ------------
     Total                  $     68,049   $     44,250   $     23,799            53.8
                            ============   ============   ============

        Oil Field sales for the year ended December 31, 2001, increased 54.3% to $182.3 million from $118.1 million in the year ended December 31, 2000. Increases in production activity among oil producers resulted in significant increases in both new pumping unit sales and oil field service activity. However, lower energy prices and corresponding production activity in the fourth quarter of 2001 is reflected in the backlog of Oil Field, which declined to $19.4 million at December 31, 2001, from $33.3 million at December 31, 2000.

        Gross profit for Oil Field increased to $48.9 million, or 105.9%, for the year ended December 31, 2001, compared to $23.7 million for the year ended December 31, 2000, due to the above noted increases in product volume associated with higher production activity. Gross margin improved to 26.8% in 2001 compared to 20.1% in 2000 due primarily to increased leverage on the Company's fixed costs.

        Direct selling, general and administrative expenses for Oil Field increased to $9.5 million, or 33.7%, for the year ended December 31, 2001, from $7.1 million for the year ended December 31, 2000. This increase was due to higher third-party sales commissions and higher internal sales activity in conjunction with above noted increase in revenue. Also, administrative expenses increased due to higher legal expenses associated with ongoing and routine litigation.

        Sales for the Company's Power Transmission segment decreased slightly to $62.5 million for the year ended December 31, 2001, compared to $62.9 million for the year ended December 31, 2000. The uncertain economic conditions experienced in the last several years in many of the Company's domestic and international industrial markets continued to exist in 2001. However, the activity level in these markets has shown improvement, as evidenced by the Power Transmission backlog of $31.5 million as of December 31, 2001, compared to $20.8 million as of December 31, 2000.

        Power Transmission gross profit and gross margin, however, increased to $18.9 million and 30.3%, respectively, for the year ended December 31, 2001, from $15.6 million and 24.8%, respectively, for the year ended December 31, 2000. This improvement was due to a combination of higher margins on new equipment sales and increased absorption of fixed overhead costs resulting from volume increases attributable to gearboxes supplied to the Company's Oil Field segment.

        Direct selling, general and administrative expenses for Power Transmission decreased to $10.1 million, or 5.7%, for the year ended December 31, 2001, from $10.7 million for the year ended December 31, 2000. This decrease was due to lower personnel-related expenses, reduced severance payments and lower depreciation expense, partially offset by higher bad debt expense.

        Trailer sales for the year ended December 31, 2001, decreased 53.6% to $34.1 million from $73.6 million for the year ended December 31, 2000, due to the continued industry-wide decline in the market for new trailers that began in 1999. Due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates, freight companies have either significantly reduced orders for new trailers or have gone out of business. Trailer manufacturers have seen revenue declines of as much as 75%, with several shutting down completely. Some improvement has been seen in the trailer market, as demonstrated in the increased backlog to $13.5 million as of December 31, 2001, compared to $9.5 million as of December 31, 2000. This backlog level, though, was still well below traditional levels.

        Trailer gross profit and margin declined to $0.2 million and 0.7%, respectively, for the year ended December 31, 2001, from $4.9 and 6.7%, respectively, for the year ended December 31, 2000, due to fixed manufacturing overhead not declining at the same rate as revenue.

        Direct selling, general and administrative expenses for Trailer decreased to $2.2 million, or 16.9%, for the year ended December 31, 2001, from $2.6 million for the year ended December 31, 2000. This decrease was due to a combination of lower personnel-related expenses and insurance claims.

        Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $13.3 million, or 13.6%, for the year ended December 31, 2001, from $11.7 million for the year ended December 31, 2000, due to increased legal expenses and non-recurring expenses related to the Company's 100th anniversary.

        Interest expense for the year ended December 31, 2001, totaled $0.9 million compared to $1.4 million for the year ended December 31, 2000, due to lower average short and long-term debt balances in 2001 compared to 2000. Since the majority of outstanding debt will be repaid in July 2002, interest expense will be greatly reduced after that date. Other income (expense) of $(0.3) million for 2001 was reduced from $0.1 million for 2000.

        Pension income, which is reported as a reduction of cost of sales in each segment, decreased to $5.9 million, or 6.9%, for the year ended December 31, 2001, from $6.4 million for the year ended December 31, 2000. While the actual market return of the plan assets has been down, pension income is based on expected long-term return projections and not on current year activity.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

        The Company's cash balance totaled $27.6 million at December 31, 2002, compared to $18.1 million at December 31, 2001. For the year ended December 31, 2002, net cash provided by operating activities was $22.3 million, cash used in investing activities totaled $4.3 million, cash used in financing activities amounted to $8.8 million and the effect of foreign currency translation amounted to $0.2 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $16.4 million and a net decrease in working capital of $5.9 million. This decrease was primarily due to lower trade receivables and inventory in the Oil Field segment. Cash used in investing activities included net capital expenditures totaling $10.1 million, partially offset by the sale of securities worth $5.9 million previously escrowed for the purposes of paying long-term debt. Capital expenditures in 2002 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment, the expansion into the Southeast U.S. for repairing power transmission equipment and the addition of high-speed testing equipment into the French Power Transmission facility. Capital expenditures for 2003 are projected to be at or greater than the 2002 level. Significant components of cash used in financing activities included payments on long-term debt of $6.7 million, proceeds from stock option exercises of $2.6 million and dividend payments of $4.7 million or $0.72 per share.

        Total debt balances at December 31, 2002, including current maturities of long-term debt, consisted of $0.4 million of notes payable to various banks. As of December 31, 2002, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt decreased by $6.5 million during 2002 due to principal payments on long-term notes payable totaling $6.7 million with an offset of $0.2 million in the Company's foreign currency denominated debt as a result of changes in exchange rates.

        During the fourth quarter of 2002, the Company completed and signed a three-year $27.5 million credit facility with a domestic bank (the "Bank Facility") consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. Borrowings under the Bank Facility bear interest, at the Company's option, at either the greater of (i) the prime rate,
(ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, depending on certain ratios as defined in the agreement. As of December 31, 2002, no amounts were outstanding of the $27.5 million of the revolving line of credit under the terms of the Bank Facility.

        The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $17.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 826,870 shares of its common stock at an aggregate purchase price of $16.9 million. No shares were repurchased during the year ended December 31, 2002. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of December 31, 2002, the Company held 364,462 shares of treasury stock at an aggregate cost of approximately $7.5 million. Authorizations of approximately $0.2 million remained at December 31, 2002.

        The Company had no significant lease or contractual obligations as of December 31, 2002, that would negatively impact cash requirements in subsequent periods.

        The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of a change in accounting principle. The Company adopted Statement No. 143 as of January 1, 2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB of FASB Statement No. 13, and Technical Corrections." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," an amendment of APB Opinion No. 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS 4, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which that statement relates is no longer relevant. In addition, SFAS 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Furthermore, the statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The provisions of SFAS 145 related to the rescission of SFAS 4 and 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company adopted Statement No. 145 as of January 1, 2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with restructurings, discontinued operations, plant closings or other exit or disposal activities when incurred rather than at the date a plan is committed to. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted Statement No. 145 as of January 1, 2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions," which applies to all acquisitions of financial institutions except those between two or more mutual enterprises, which is being addressed in a separate project. Statement 147 supersedes the specialized accounting guidance in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and amends FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method"; therefore, if certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this statement. Restatement of previously issued financial statements will be required. Those transition provisions are effective as of October 1, 2002; however, early application is permitted. Statement 147 also amends the scope of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted Statement No. 145 as of January 1,2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value methods, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

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

        Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company also recognizes Bill-and-Hold transactions when the product is completed and is ready to be shipped and the risk of loss on the product has been transferred to the customer.

        The Company has made significant investments in inventory to service its customers. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management's estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. Also, the Company accounts for a significant portion of its inventory under the LIFO method. The LIFO reserve can be impacted by changes in the LIFO layers and by inflation index adjustments.

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

        The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but ranges from one year to five years. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

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

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

        This Annual Report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials and (iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                    REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

        We have audited the accompanying balance sheet of Lufkin Industries, Inc. (the "Company) as of December 31, 2002 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lufkin Industries, Inc. as of December 31, 2001, and for the two years then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Notes 1 and 7, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002, and have also been adjusted to provide for a reclassification between current and non- current other assets. Our audit procedures with respect to the disclosures in Notes 1 and 7, with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, (b) reviewing the underlying records obtained from management associated with the reclassification, (c) testing the mathematical accuracy of either the reclassification or the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts, and (d) recalculating the change in working capital as presented in the Statement of Cash Flows for the period ended December 31, 2000. In our opinion, the transitional disclosures and the noted reclassification for 2001 and 2000 in
Note 1 and 7 are appropriate. However we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Deloitte & Touche, LLP

March 5, 2003

Below is a copy of the report previously issued by Arthur Andersen LLP, the Company's former independent public accountants, in connection with the Company's Annual Report for the year ended December 31, 2001. Arthur Andersen is unable to issue an updated report. Certain financial statements covered by this opinion have not been included in the accompanying financial statements.

To the Shareholders of Lufkin Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. (a Texas corporation) and subsidiaries (collectively, the Company) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lufkin Industries, Inc., and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
February 8, 2002

                           CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Thousands of dollars, except share and per share data)

                                                                                 2002            2001
---------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                     $    27,608    $    18,087
Invested funds                                                                          -          5,863
Receivables, net                                                                   33,872         35,956
Income taxes receivable                                                               713            673
Inventories                                                                        31,633         34,824
Deferred income tax assets                                                            948          2,179
Other current assets                                                                  462            811
--------------------------------------------------------------------------------------------------------
     Total current assets                                                          95,236         98,393

Property, plant and equipment, net                                                 81,231         81,296
Prepaid pension costs                                                              54,720         49,437
Goodwill, net                                                                      10,322         10,045
Other assets, net                                                                   6,846          6,898
--------------------------------------------------------------------------------------------------------
     Total assets                                                             $   248,355    $   246,069
--------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term notes payable                                    $       259    $     6,598
Accounts payable                                                                   12,003         10,680
Accrued liabilities:
     Payroll and benefits                                                           5,833          6,636
     Accrued warranty expenses                                                      1,858          2,275
     Taxes payable                                                                  4,036          4,487
     Other                                                                          6,826          6,373
--------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     30,815         37,049

Deferred income tax liabilities                                                    27,471         26,658
Postretirement benefits                                                            10,956         11,024
Long-term notes payable, net of current portion                                       164            339
Commitments and contingencies                                                           -              -

Shareholders' equity:
Preferred stock, no par value,
     2,000,000 shares authorized, none issued or outstanding                            -              -
Common stock, par $1 per share; 60,000,000 shares authorized;                       6,892          6,892
     6,892,381 shares issued
Capital in excess of par                                                           18,477         18,200
Retained earnings                                                                 162,838        158,973
Treasury stock, 364,462 shares and 502,348 shares, respectively, at cost           (7,524)       (10,350)
Accumulated other comprehensive income:
     Cumulative translation adjustment                                             (1,734)        (2,716)
--------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   178,949        170,999
--------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                               $   248,355    $   246,069
--------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2002, 2001 and 2000
(Thousands of dollars, except per share data)

                                                      2002            2001          2000
--------------------------------------------------------------------------------------------
Sales                                              $   228,724    $   278,907    $   254,603

Cost of sales                                          181,886        210,858        210,353
--------------------------------------------------------------------------------------------
Gross profit                                            46,838         68,049         44,250

Selling, general and administrative expenses            33,428         35,045         32,120
--------------------------------------------------------------------------------------------
Operating income                                        13,410         33,004         12,130
Investment income                                          607            437            412
Interest expense                                          (285)          (873)        (1,413)
Other income (expense), net                                 35           (268)           113
--------------------------------------------------------------------------------------------
Earnings before income taxes                            13,767         32,300         11,242

Income tax provision                                     5,232         12,758          4,272
--------------------------------------------------------------------------------------------
Net earnings                                       $     8,535    $    19,542    $     6,970
--------------------------------------------------------------------------------------------
Net earnings per share:
     Basic                                         $      1.29    $      3.12    $      1.11
     Diluted                                       $      1.26    $      3.03    $      1.11
--------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

Years ended December 31, 2002, 2001 and 2000
(Thousands of dollars, except share and per share data)

                                                                                                                          Compre-
                                       Common Stock          Capital In                                  Cumulative       hensive
                                 ------------------------     Excess Of      Retained      Treasury     Translation       Income
                                   Shares        Amount          Par         Earnings       Stock        Adjustment       (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1999            6,892,381    $    6,892    $    18,066   $   141,491   $   (12,019)   $     (2,021)
Comprehensive income:
    Net earnings                                                                 6,970                                  $    6,970
    Other comprehensive
     income, net of tax
    Foreign currency
     translation adjustment                                                                                     (224)         (224)
                                                                                                                        ----------
Comprehensive income                                                                                                         6,746
                                                                                                                        ----------
Cash dividends,
 $.72 per share                                                                 (4,549)
Purchases of treasury stock
 (110,314 shares)                                                                             (2,009)
Stock grant (1,334 shares)                                             3                          27
Exercise of stock options
 (1,500 shares)                                                                                   24
----------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 2000            6,892,381         6,892         18,069       143,912       (13,977)         (2,245)
Comprehensive income:
    Net earnings                                                                19,542                                      19,542
    Other comprehensive
     income, net of tax
    Foreign currency
     translation adjustment                                                                                     (471)         (471)
                                                                                                                        ----------
Comprehensive income                                                                                                        19,071
                                                                                                                        ----------
Cash dividends,
 $.72 per share                                                                 (4,481)
Stock grant (1,089 shares)                                             1                          23
Exercise of stock options
 (176,319 shares)                                                    130                       3,604
----------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 2001            6,892,381         6,892         18,200       158,973       (10,350)         (2,716)
Comprehensive income:
    Net earnings                                                                 8,535                                       8,535
    Other comprehensive
     income, net of tax
    Foreign currency
     translation adjustment                                                                                      982           982
                                                                                                                        ----------
Comprehensive income                                                                                                    $    9,517
                                                                                                                        ----------
Cash dividends,
 $.72 per share                                                                 (4,670)
Stock grant (1,089 shares)
Exercise of stock options
 (137,886 shares)                                                    277                       2,826
----------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 2002            6,892,381    $    6,892    $    18,477   $   162,838   $    (7,524)   $     (1,734)
----------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000
(Thousands of dollars)

                                                                              2002          2001          2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                          $    8,535    $   19,542    $    6,970
     Adjustments to reconcile net earnings to net cash
       Provided by operating activities:
          Depreciation and amortization                                        11,417        11,523        10,895
          Deferred income tax provision                                         1,789         4,536         2,689
          Pension income                                                       (5,283)       (5,945)       (6,387)
          Postretirement benefits                                                 (67)           51          (144)
          (Gain) loss on disposition of property, plant and equipment             (22)          406           468
          Increase (decrease) in cash flows from changes in working
           capital excluding effects of acquisitions:
                Receivables, net                                                2,674         4,538        (5,947)
                Income taxes receivable                                           (39)          565         1,322
                Inventories                                                     3,576            18        (2,683)
                Other current assets                                              298           (67)         (195)
                Accounts payable                                                  399        (2,321)        3,437
                Accrued liabilities                                              (941)        1,852         3,482
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      22,336        34,698        13,907

Cash flows from investing activities:
     Additions to property, plant and equipment                               (10,410)       (7,909)       (6,225)
     Proceeds from disposition of property, plant and equipment                   293           212           448
     Decrease in invested funds                                                 5,863             2             -
     Increase in other assets                                                      (8)           (6)         (362)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (4,262)       (7,701)       (6,139)

Cash flows from financing activities:
     Proceeds from (payments of) short-term debt, net                               -        (7,790)        2,590
     Payments of long-term notes payable                                       (6,731)       (1,721)       (2,725)
     Dividends paid                                                            (4,670)       (4,481)       (4,549)
     Proceeds from exercise of stock options                                    2,628         3,174            24
     Purchases of treasury stock                                                    -             -        (2,009)
-----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (8,773)      (10,818)       (6,669)

Effect of translation on cash and cash equivalents                                220           (95)         (161)
-----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                       9,521        16,084           938
Cash and cash equivalents at beginning of year                                 18,087         2,003         1,065
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   27,608    $   18,087    $    2,003
-----------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the "Company") manufacture and sell oil field pumping units, power transmission products and highway trailers throughout the world.

        Principles of consolidation: The consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries after elimination of all significant inter-company accounts and transactions.

        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Foreign currencies: Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting gain or loss shown in accumulated other comprehensive income in the shareholders' equity section of the balance sheet. Income statement accounts are translated at the average exchange rates prevailing during the period. Any gains or losses on transactions denominated in another foreign currency are generally included in income as incurred.

        Cash equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

        Invested funds: The Company's invested funds, which consisted of government securities, were classified as held-to-maturity securities and were carried at cost. Substantially all of the Company's invested funds at December 31, 2001, were restricted for payment of certain of the Company's notes payable.

        Inventories: The Company reports its inventories by using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods less reserves necessary to report inventories at the lower of cost or estimated market. Inventory costs include material, labor and factory overhead. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management's estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. In July, 1998, the Company began capitalizing certain maintenance and supplies inventories to better match the estimated cost of such inventories with the related equipment produced. Such inventories were capitalized and were amortized over the three years of their estimated use and had the effect of increasing net earnings by $0.3 million ($0.05 per diluted share) and $0.7 million ($0.12 per diluted share) in 2001 and 2000, respectively.

        Property, plant and equipment (P. P. & E.): The Company records investments in these assets at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Gains or losses realized on the sale or retirement of these assets are reflected in income. The Company periodically reviews its P. P. & E. for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. Depreciation for financial reporting purposes is provided on a straight-line method based upon the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. The following is a summary of the Company's P. P. & E. useful lives:

                                            Useful Life (In Years)
--------------------------------------------------------------------
Land                                                          -
Land improvements                                   10.0 - 25.0
Buildings                                           12.5 - 40.0
Machinery and equipment                              3.0 - 12.5
Furniture and fixtures                               5.0 - 12.5
Computer equipment and software                      3.0 -  7.0

        Goodwill and other intangible assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminated the amortization of goodwill and intangible asserts with indefinite lives and requires that such assets be tested for impairment at least annually. During the first quarter of 2002, the Company completed the impairment testing by testing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

        The Company amortizes intangible assets with finite lives over the years expected to be benefited.

        Income taxes: Deferred income tax assets or liabilities are recorded based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. See Footnote 2 for more detail.

        Financial instruments: The Company's financial instruments include cash, accounts receivable, accounts payable and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates of this debt are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, as of the quarter ended March 31, 2001. These statements establish accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded on the balance sheet as either an asset or a liability measured at its fair value.

        As of December 31, 2002, the Company had no reportable derivatives. A note payable, described in Footnote 4, had been designated as a hedge against the Company's investment in its French operations, but had been fully paid as of December 31, 2002. The changes in the fair value of this instrument were recorded in accumulated other comprehensive income.

        Revenue recognition: Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company also recognizes Bill-and-Hold transactions when the product is completed and is ready to be shipped and the risk of loss on the product has been transferred to the customer.

        Amounts billed for shipping are classified as sales and costs incurred for shipping are classified as cost of sales in the consolidated income statement.

        Stock-based compensation: The Company has elected to follow the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation and to furnish the pro-forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosures." APB No. 25 requires no recognition of compensation expense for most stock-based compensation arrangements.

        Recently issued accounting pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The statement is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of a change in accounting principle. The Company adopted Statement No. 143 as of January 1, 2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB of FASB Statement No. 13, and Technical Corrections." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," an amendment of APB Opinion No. 30, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS 4, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30, because the discrete event to which that statement relates is no longer relevant. In addition, SFAS 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Furthermore, the statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The provisions of SFAS 145 related to the rescission of SFAS 4 and 64 are effective for fiscal years beginning after May 15, 2002. The provisions related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company adopted Statement No. 145 as of January 1, 2003, and it did not have an impact on the Company's consolidated financial position or results of operations.

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

        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions," which applies to all acquisitions of financial institutions except those between two or more mutual enterprises, which is being addressed in a separate project. Statement 147 supersedes the specialized accounting guidance in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and amends FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method"; therefore, if certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this statement. Restatement of previously issued financial statements will be required. Those transition provisions are effective as of October 1, 2002; however, early application is permitted. Statement 147 also amends the scope of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted Statement No. 145 and it did not have an impact on the Company's consolidated financial position or results of operations.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value methods, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

        Product warranties: The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but ranges from one year to five years. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

        Other: Certain prior year amounts have been reclassified to conform with the current year presentation. Included in these reclassifications is a reclassification to other current assets from other long-term assets totaling $811,000. The respective reclassification was made to better reflect the underlying nature and timing of the respective assets consistent with the Company's current classification of such items. The reclassification had no change on the Company's total assets of $246,069,000 as previously reported, and effectively increased the Company's working capital by $811,000.

(2) RECEIVABLES

The following is a summary of the Company's receivable balances:

(Thousands of dollars)                  2002          2001
-------------------------------------------------------------
Accounts receivable                  $   33,777    $   36,506
Notes receivable                            335           268
-------------------------------------------------------------
                                         34,112        36,774
Allowance for doubtful accounts            (240)         (818)
-------------------------------------------------------------
Net receivables                      $   33,872    $   35,956
-------------------------------------------------------------

(3) PROPERTY, PLANT & Equipment

The following is a summary of the Company's P. P. & E. balances:

(Thousands of dollars)                                2002           2001
----------------------------------------------------------------------------
Land                                              $     2,693    $     2,556
Land improvements                                       6,690          6,693
Buildings                                              61,358         59,976
Machinery and equipment                               173,703        165,427
Furniture and fixtures                                  3,898          3,726
Computer equipment and software                        12,747         12,546
----------------------------------------------------------------------------
     Total property, plant and equipment              261,089        250,924
Less accumulated depreciation                        (179,858)      (169,628)
----------------------------------------------------------------------------
     Total property, plant and equipment, net     $    81,231    $    81,296
----------------------------------------------------------------------------

Depreciation expense related to property, plant and equipment was $11.3 million, $11.0 million and $10.5 million in 2002, 2001 and 2000, respectively.

(4) EARNINGS PER SHARE

        Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2002, 2001 and 2000 is illustrated below:

(Thousands of dollars, except share and per share data)                  2002         2001         2000
----------------------------------------------------------------------------------------------------------
Numerator:
   Numerator for basic and diluted earnings per share-net earnings    $    8,535   $   19,542   $    6,970
----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share-weighted-average shares    6,610,312    6,270,505    6,256,974
   Effect of dilutive securities: employee stock options                 150,328      148,436       32,748
----------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share-adjusted
   weighted-average shares and assumed conversions                     6,760,640    6,418,941    6,289,722
----------------------------------------------------------------------------------------------------------
Basic earnings  per share                                             $     1.29   $     3.12   $     1.11
----------------------------------------------------------------------------------------------------------
Diluted earnings  per share                                           $     1.26   $     3.03   $     1.11
----------------------------------------------------------------------------------------------------------

Options to purchase a total of 312,896, 120,986 and 562,874 shares of the Company's common stock were excluded from the calculation of fully diluted earnings per share for 2002, 2001 and 2000, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(5) INCOME TAXES
Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)                                    2002         2001
------------------------------------------------------------------------------
Current deferred income tax assets
Gross assets                                            $   3,469    $   2,746
Gross liabilities                                          (2,521)        (567)
------------------------------------------------------------------------------
Total current deferred income tax assets, net                 948        2,179
------------------------------------------------------------------------------
Noncurrent deferred income tax liabilities
Gross assets                                               10,498        8,429
Gross liabilities                                         (37,969)     (35,087)
------------------------------------------------------------------------------
Total noncurrent deferred income tax liabilities, net     (27,471)     (26,658)
------------------------------------------------------------------------------
Net deferred income tax liabilities                     $ (26,523)   $ (24,479)
------------------------------------------------------------------------------

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)                     2002          2001
----------------------------------------------------------------
Inventories                             $     (957)   $     (456)
Prepaid pension costs                      (19,621)      (18,101)
Payroll and benefits                           233           773
Accrued warranty expenses                      610           767
Postretirement benefits                      4,076         4,066
Tax credit carryforwards                         -           253
Depreciation                               (11,987)      (12,378)
Net operating loss                               -             -
Other, net                                   1,123           597
----------------------------------------------------------------
Net deferred income tax liabilities     $  (26,523)   $  (24,479)
----------------------------------------------------------------

The income tax provision for 2002, 2001 and 2000 consisted of the following:

(Thousands of dollars)        2002         2001         2000
---------------------------------------------------------------
Current                    $    3,187   $    8,222   $    1,583
Deferred                        2,044        4,536        2,689
---------------------------------------------------------------
Total                      $    5,231   $   12,758   $    4,272
---------------------------------------------------------------

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)                               2002          2001         2000
---------------------------------------------------------------------------------------
Tax provision computed at statutory rate          $    4,818    $   11,305   $    3,935
Tax effect of:
   Expenses for which no benefit was realized            447           591          353
   State taxes net of federal benefit                    236           777          254
   Other, net                                           (270)           85         (270)
---------------------------------------------------------------------------------------
Provision for income taxes                        $    5,231    $   12,758   $    4,272
---------------------------------------------------------------------------------------

Cash payments for income taxes totaled $3,787,000, $5,791,000 and $597,000 for 2002, 2001 and 2000, respectively.

(6) INVENTORIES

Inventories used in determining cost of sales were as follows:

(Thousands of dollars)                    2002         2001
-------------------------------------------------------------
Gross inventories @ FIFO:
  Finished goods                      $    4,656   $    4,030
  Work in process                          6,210        6,177
  Raw materials & component parts         39,174       42,624
-------------------------------------------------------------
Total gross inventories @ FIFO            50,040       52,831
-------------------------------------------------------------
Less reserves:
  LIFO                                    17,682       17,565
  Valuation                                  725          442
-------------------------------------------------------------
Total inventories as reported         $   31,633   $   34,824
-------------------------------------------------------------

        Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $37,257,000 and $39,866,000 at December 31, 2002 and 2001,
respectively.

        During 2002 and 2001, LIFO inventories were reduced in certain LIFO pools and these reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years. The impact of the reductions reduced net income in 2002 by approximately $34,000, net of taxes ($0.00 per diluted share), and increased net income in 2001 by approximately $328,000, net of taxes ($0.05 per diluted share.)

(7) GOODWILL & ACQUIRED INTANGIBLE ASSETS

Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

ACQUIRED INTANGIBLE ASSETS

                                    Gross Carrying    Accumulated
 (Thousands of dollars)                 Amount       Amortization
------------------------------------------------------------------
Amortized intangible assets:
     Non-Compete Agreements
     As of December 31, 2001        $          500   $        (386)
     As of December 31, 2002        $          500   $        (462)

Unamortized intangible assets:
     None

Aggregate Amortization Expense:

For the year ended 12/31/00         $           76
For the year ended 12/31/01         $           76
For the year ended 12/31/02         $           76

Estimated Amortization Expense:

For the year ended 12/31/03         $           38
For the year ended 12/31/04                      -
For the year ended 12/31/05                      -
For the year ended 12/31/06                      -
For the year ended 12/31/07                      -

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. These agreements expire in 2003 and 2004. Expenses related to these non-compete agreements were $64,000, $64,000 and $60,000 for the years 2002, 2001 and 2000, respectively. Estimated expenses for these agreements are $51,000 and $4,000 in the years 2003 and 2004, respectively.

GOODWILL

Had the non-amortization provisions of SFAS No. 142 been in effect in years prior to the adoption year of 2002, the impact on earnings at December 31, 2002, 2001 and 2000 would have been:

(Thousands of dollars, except per share amounts)        2002             2001             2000
---------------------------------------------------------------------------------------------------
Reported net earnings                              $        8,535    $      19,542    $       6,970
Add back: Goodwill Amortization                                 -              229              136
---------------------------------------------------------------------------------------------------
Adjusted net earnings                              $        8,535    $      19,771    $       7,106
===================================================================================================

Basic earnings per share:
Reported net earnings                              $         1.29    $        3.12    $        1.11
Add back: Goodwill Amortization                                 -             0.04             0.03
---------------------------------------------------------------------------------------------------
Adjusted net earnings                              $         1.29    $        3.16    $        1.14
===================================================================================================

Diluted earnings per share:
Reported net earnings                              $         1.26    $        3.03    $        1.11
Add back: Goodwill Amortization                                 -             0.04             0.03
---------------------------------------------------------------------------------------------------
Adjusted net earnings                              $         1.26    $        3.06    $        1.14
===================================================================================================

The changes in the carrying amount of goodwill for the year ended
 December 31, 2002, are as follows:


                                                            Power
(Thousands of dollars)                     Oil Field     Transmission     Trailer         Total
---------------------------------------------------------------------------------------------------
Balance as of 12/31/01                    $      8,492   $      1,553   $          -   $     10,045
Goodwill acquired during year                        -              -              -              -
Impairment losses                                    -              -              -              -
Goodwill written off related to sale of
 business unit                                       -              -              -              -
Foreign currency translation                         -            276              -            276
---------------------------------------------------------------------------------------------------
Balance as of 12/31/02                    $      8,492   $      1,829   $          -   $     10,321
===================================================================================================

Goodwill impairment tests were performed in the first quarter of 2002 and no impairment losses were recorded.

(8) DEBT OBLIGATIONS

        During the fourth quarter of 2002, the Company completed and signed a three-year $27.5 million credit facility with a domestic bank (the "Bank Facility") consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. Borrowings under the Bank Facility bear interest, at the Company's option, at either the greater of (i) the prime rate,
(ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, depending on certain ratios as defined in the agreement. As of December 31, 2002, no amounts were outstanding of the $27.5 million of the revolving line of credit under the terms of the Bank Facility.

The Company's long-term notes payable at December 31, 2002 and 2001 consisted of the following:

(Thousands of dollars, except payment amounts)                   2002            2001
-----------------------------------------------------------------------------------------
Notes payable to individuals, interest of 6.65%,
 due in quarterly installments ranging from
 $9,000 to $19,000 with balloon payments at maturity
 ranging from $996,000 to $2,162,000 maturing
 July 2002, unsecured                                        $          -    $      5,106
Notes payable to banks denominated in euros,
 interest ranging from 3.7% to 4.9%,  due in quarterly
 installments ranging from $8,000 to $44,000
 secured by certain assets, maturing through 2004                     423             667
Note payable to bank denominated in euros, interest
 equal to the Eurocurrency rate plus 1.75%,
 unsecured, quarterly installments of approximately
 $300,0000, matured December 2002                                       -           1,164
Less-current maturities of long-term notes payable                   (259)         (6,598)
-----------------------------------------------------------------------------------------
Total                                                        $        164    $        339
-----------------------------------------------------------------------------------------

        The Company had designated the note payable denominated in euros that matured in December 2002 as a hedge against its investment in its French operations.

        Under the terms of the notes payable to individuals, invested funds in the amount of $5,106,000 at December 31, 2001, were restricted for the payment of these notes.

Principal payments of long-term notes payable as of December 31, 2002 are as follows:

(Thousands of dollars)
------------------------------------------------------------------
Year ending December 31,
2003                                                 $         259
2004                                                           164
2005                                                             -
2006                                                             -
2007                                                             -
------------------------------------------------------------------
Total                                                $         423
------------------------------------------------------------------

Cash payments for interest totaled $315,000, $838,000 and $1,347,000 in 2002, 2001 and 2000, respectively.

(9) STOCK OPTION PLANS

        The Company has two stock option plans, the 2000 plan for employees and the 1996 plan for non-employee directors, that provide for the granting of options to outside directors and key employees to purchase an aggregate of not more than 1,050,000 shares of the Company's common stock at fair market value on the date of grant. Options become exercisable from the initial grant date to four years after the grant date. The options expire ten years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plans. The 1990 plan, which originally was authorized to grant 1,100,000 options, will remain in effect until all awards granted under this plan have been satisfied or expire. As of December 31, 2002, 535,333 options remained outstanding and 494,833 options remained exercisable from the 1990 plan.

The following table summarizes activity under the Company's stock option plans:

                                             2002            2001          2000
------------------------------------------------------------------------------------
Options outstanding, beginning of year        949,691         997,853        916,793
  Granted (per share)
   2000 ($14.625 to $18.250)                                                 139,175
   2001 ($18.375 to $25.960)                                  145,457
   2002 ($22.575 to $28.900)                  154,404
  Exercised (per share)
   2000 ($15.875)                                                             (1,500)
   2001 ($14.000 to $21.750)                                 (176,319)
   2002 ($14.000 to $25.455)                 (137,886)
  Forfeited (per share)
   2000 ($14.000 to $38.000)                                                 (56,615)
   2001 ($14.000 to $38.000)                                  (17,300)
   2002 ($17.500 to $39.375)                   (3,161)
------------------------------------------------------------------------------------
Options outstanding, end of year              963,048         949,691        997,853
------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2002:

                                          Options Outstanding                                    Options Exercisable
                          ---------------------------------------------------------------------------------------------------------
                              Number           Wtd. Avg.                            Number           Wtd. Avg.
     Range of Exercise    Outstanding at      Contractual        Wtd. Avg.      Exercisable at      Contractual         Wtd. Avg.
         Prices              12/31/02       Remaining Life    Exercise Price       12/31/02        Remaining Life    Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
    $ 14.000-$18.375          382,157          7.0 years          $ 16.06           289,620           6.8 years         $ 15.95
    $ 20.000-$22.575          257,067          5.3 years          $ 21.61           226,798           4.8 years         $ 21.48
    $ 22.750-$33.375          242,776          8.5 years          $ 26.65            83,526           6.5 years         $ 28.05
    $ 35.250-$39.875           81,048          4.9 years          $ 37.73            81,048           4.9 years         $ 37.73
-----------------------------------------------------------------------------------------------------------------------------------
    $ 14.000-$39.875          963,048          6.7 years          $ 22.03           680,992           5.9 years         $ 21.87

        The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

                                                              2002            2001           2000
------------------------------------------------------------------------------------------------------
Net earnings, as reported                                 $      8,535    $     19,542    $      6,970

Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                       (750)           (689)           (740)

Pro forma net earnings                                    $      7,785    $     18,853    $      6,230

Earnings per share:
Basic earnings per share          As reported             $       1.29    $       3.12    $       1.11
                                  Pro forma               $       1.18    $       3.01    $       1.00

Diluted earnings per share        As reported             $       1.26    $       3.03    $       1.11
                                  Pro forma               $       1.15    $       2.94    $       0.99

        The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2002 Grants          Expected dividend yield                  2.49% - 3.19%
                     Expected stock price volatility        38.31% - 38.59%
                     Risk free interest rate                  4.08% - 5.06%
                     Expected life of options                      10 years

2001 Grants          Expected dividend yield                  2.80% - 3.80%
                     Expected stock price volatility        35.74% - 37.91%
                     Risk free interest rate                  4.68% - 5.43%
                     Expected life of options                    8-10 years

2000 Grants          Expected dividend yield                   4.00% - 4.9%
                     Expected stock price volatility        34.81% - 35.55%
                     Risk free interest rate                  5.60% - 6.92%
                     Expected life of options                      10 years

Options granted during 2002 had a weighted average fair value of $9.41 per option and a weighted average exercise price of $25.15 per option. At December 31, 2002, 601,835 options authorized remained available to be granted.

(10)  STOCK REPURCHASE PLAN

      The Company has a stock repurchase plan under which the Company has been authorized to spend up to $17,100,000 for repurchases of its common stock. The Company repurchased no shares in 2002 or 2001 but repurchased 110,314 shares at an aggregate cost of $2,009,000 in 2000. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. Authorizations of approximately $152,000 remained at December 31, 2002.

(11) CAPITAL STOCK

      The Company has adopted a "Shareholder Rights Plan" (the "Plan") designed to protect against unsolicited attempts to acquire control of the Company that the Board believes are not in the best interest of the shareholders. The Plan provides for the possible issuance of a dividend of one common stock purchase right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at an exercise price of $75, subject to adjustment. Under certain circumstances, the rights entitle holders to purchase the common stock of the Company or an acquiring company having a value of twice the exercise price of the rights. The rights would become exercisable, or transferable apart from the common stock, ten days after a person or group acquired 20% or more, or announced or made a tender offer for 30% or more, of the outstanding common stock. Under certain circumstances, all rights owned by an acquiring person would be null and void. The rights expire on May 31, 2006, and may be redeemed by the Company at any time prior to the occurrence of certain events at $.05 per right.

      The Company is also authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

(12)  RETIREMENT BENEFITS

      The Company has noncontributory pension plans covering substantially all employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. Plan investment assets are invested primarily in equity securities, United States government securities and cash equivalents.

      The following tables illustrate the change in benefit obligation, change in plan assets and funded status of the pension plans:

(Thousands of dollars)                                       2002             2001            2000
------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
  Projected benefit obligation, beginning of year         $    128,436    $    119,323    $    113,060
  Service cost                                                   3,607           3,222           2,942
  Interest cost                                                  8,379           8,399           8,071
  Amendments                                                         8               -           1,252
  Actuarial (gain) loss                                         (2,687)          3,849             227
  Benefits paid                                                 (6,537)         (6,357)         (6,229)
------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year                 $    131,206    $    128,436    $    119,323
------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets, beginning of year            $    186,037    $    188,521    $    181,438
  Actual return on plan assets                                 (12,175)          3,873          13,312
  Benefits paid                                                 (6,537)         (6,357)         (6,229)
------------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year                    $    167,325    $    186,037    $    188,521
------------------------------------------------------------------------------------------------------
Funded status:
  Excess of fair value of plan assets over projected
   benefit obligation                                     $     36,119    $     57,601    $     69,198
  Unrecognized net actuarial (gain)/loss                        21,961          (3,962)        (20,670)
  Unrecognized prior service cost                                1,910           1,995           2,088
  Unrecognized net transition asset                             (5,270)        (6,197)          (7,124)
------------------------------------------------------------------------------------------------------
Prepaid pension costs                                     $     54,720    $     49,437    $     43,492
------------------------------------------------------------------------------------------------------
Components of net periodic pension cost (income):
  Service cost                                            $      3,607    $      3,222    $      2,942
  Interest cost                                                  8,379           8,399           8,071
  Expected return on plan assets                               (16,435)        (16,632)        (16,005)
  Amortization of unrecognized (gain) loss                        (834)           (934)         (1,395)
------------------------------------------------------------------------------------------------------
Net periodic pension cost (income)                        $     (5,283)   $     (5,945)   $     (6,387)
------------------------------------------------------------------------------------------------------
Weighted-average assumptions at year-end:
  Discount rate                                                   7.00%           7.25%           7.50%
  Expected return on plan assets                                  9.00%           9.00%           9.00%
  Rate of compensation increase                                   5.00%           5.00%           5.00%
------------------------------------------------------------------------------------------------------

        The Company also has qualified defined contribution retirement plans covering substantially all of its employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 6% (in 1% increments) which is not subject to match by the Company. All obligations of the Company are funded through December 31, 2002. The Company's expense for these plans totaled $1,852,000, $1,948,000 and $1,715,000 in 2002, 2001 and 2000,
respectively.

        The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical benefits, and the other plan provides life insurance benefits. Both plans are contributory, with retiree contributions adjusted periodically. The Company accrues the estimated costs of the plans over the employee's service periods.

        The following tables illustrate the change in benefit obligation, change in plan assets and funded status of the postretirement plans:

(Thousands of dollars)                                                       2002             2001            2000
-----------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                               $      5,185     $      5,367     $      5,748
  Fully eligible active plan participants                                       1,360            1,151            1,073
  Other active plan participants not yet eligible                               2,982            3,083            2,722
-----------------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                      $      9,527     $      9,601     $      9,543
-----------------------------------------------------------------------------------------------------------------------
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation, beginning of year       $      9,601     $      9,543     $     10,049
  Service cost                                                                    170              183              159
  Interest cost                                                                   625              654              677
  Participant contributions                                                     1,321            1,239            1,069
  Actuarial (gain) loss                                                           (77)             (63)            (432)
  Benefits paid                                                                (2,113)          (1,955)          (1,979)
-----------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation, end of year               $      9,527     $      9,601     $      9,543
-----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets                                                $          -     $          -     $          -
-----------------------------------------------------------------------------------------------------------------------
Funded status:
  Excess of total accumulated postretirement
    benefit obligation over fair value of plan assets                    $      9,527     $      9,601     $      9,543
  Unrecognized net actuarial gain                                               1,429            1,423            1,429
-----------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                      $     10,956     $     11,024     $     10,972
-----------------------------------------------------------------------------------------------------------------------
Components of net periodic postretirement benefit cost:
  Service cost                                                           $        170     $        183     $        159
  Interest cost                                                                   625              654              677
  Amortization of net actuarial gain                                              (70)             (69)             (71)
-----------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                 $        725     $        768     $        765
-----------------------------------------------------------------------------------------------------------------------
Weighted average assumptions at year-end:
  Discount rate                                                                  7.00%            7.25%            7.50%
-----------------------------------------------------------------------------------------------------------------------

        The Company's postretirement health care plan is unfunded. For measurement purposes, the submitted claims medical trend was assumed to be 9.25% in 1997. Thereafter, the Company's obligation is fixed at the amount of the Company's contribution for 1997.

(13)  COMMITMENTS AND CONTINGENCIES

        Legal proceedings: A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits.

        In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a Data Processing and Display for Echo Sounding Patent. The Company has vigorously defended its position that its fluid level product does not infringe the plaintiff's patent. Trial for this case is scheduled for May 2003.

        There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

        Product warranties: The change in the aggregate product warranty liability for the year ended December 31, 2002, is as follows:

($000's)
Beginning balance                                        $   2,276
Claims paid                                                 (1,608)
Additional warranties issued                                 1,110
Revisions in estimates                                          80
Other                                                            -
                                                         ---------
Ending Balance                                           $   1,858
                                                         =========

(14)  CONCENTRATIONS OF CREDIT RISK

      The Company's concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the three segments significantly reduces the Company's credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines.

(15)  BUSINESS SEGMENT INFORMATION

      The Company operates with three business segments--Oil Field, Power Transmission and Trailer. As stated in the Management's Discussion and Analysis section, the Foundry segment has been combined with the Oil Field segment to reflect current business operations. Prior period data has been adjusted to reflect this change. The three operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of major accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. The following is a summary of key business segment and product group information:

(Thousands of dollars)                              2002            2001            2000
--------------------------------------------------------------------------------------------
Sales:
    Oil Field                                   $    118,700    $    182,271    $    118,097
    Power Transmission                                70,455          62,498          62,923
    Trailer                                           39,569          34,138          73,583
--------------------------------------------------------------------------------------------
Total sales                                     $    228,724    $    278,907    $    254,603
--------------------------------------------------------------------------------------------
Sales by geographic region:
   United States                                $    167,719    $    195,169    $    194,221
   Europe                                             12,704          14,752          10,642
   Canada                                             12,368          19,281          12,664
   Latin America                                      23,941          26,009          26,476
   Other                                              11,992          23,696          10,600
--------------------------------------------------------------------------------------------
Total sales                                     $    228,724    $    278,907    $    254,603
--------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   Oil Field                                    $     11,131    $     33,306    $     11,181
   Power Transmission                                  5,001           4,348           1,171
   Trailer                                            (2,861)         (5,545)           (610)
   Corporate                                             495             191            (500)
--------------------------------------------------------------------------------------------
Total earnings (loss) before income taxes       $     13,766    $     32,300    $     11,242
--------------------------------------------------------------------------------------------
Assets:
   Oil Field                                    $    111,915    $    117,901    $    113,730
   Power Transmission                                 69,210          66,331          65,272
   Trailer                                            30,288          25,823          31,182
   Corporate                                          36,942          36,014          25,261
--------------------------------------------------------------------------------------------
Total assets                                    $    248,355    $    246,069    $    235,445
--------------------------------------------------------------------------------------------
Capital expenditures:
   Oil Field                                    $      6,799    $      6,508    $      4,613
   Power Transmission                                  3,265           1,051           1,004
   Trailer                                               212             147             471
   Corporate                                             134             203             137
--------------------------------------------------------------------------------------------
Total capital expenditures                      $     10,410    $      7,909    $      6,225
--------------------------------------------------------------------------------------------
Depreciation/Amortization:
   Oil Field                                    $      4,620    $      4,510    $      4,054
   Power Transmission                                  4,484           4,611           4,447
   Trailer                                               629             713             759
   Corporate                                           1,684           1,689           1,635
--------------------------------------------------------------------------------------------
Total depreciation/amortization                 $     11,417    $     11,523    $     10,895
--------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instructions G(3), information on directors and executive officers of the registrant will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to General Instructions G(3), information on certain relationships and related transactions will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their evaluation of the disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-K, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                 2.     Financial Statement Schedules

                        Schedule II- Valuation and Qualifying Accounts

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

                            (21)   Schedule listing subsidiaries of the
                                    registrant

                            (23)   Consent of Independent Public Accountants

                          (99.1)   Chief  Executive  Officer  certification
                                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          (99.2)   Chief Financial  Officer  certification
                                    pursuant to 18 U.S.C.  Section 1350, as
                                    adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

                *Compensatory plan.

         (b)     Reports on Form 8-K filed during the fourth quarter of 2002:

                 None

                                   SCHEDULE II

                             Lufkin Industries, Inc.
                         Valuation & Qualifying Accounts
                            (in thousands of dollars)

                                                                  Additions
                                                        ---------------------------
                                          Balance at                   Charged to                     Balance at
                                          Beginning      Charged         Other                           End
            Description                    of Year      To Expense      Accounts      Deductions       of Year
-----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
   Year Ended December 31, 2002          $        818   $          -   $          -   $        578   $        240
   Year Ended December 31, 2001                   605            213              -              -            818
   Year Ended December 31, 2000                   605              -              -              -            605

Inventory: Valuation Reserves:
   Year Ended December 31, 2002          $        442   $        422   $          -   $        139   $        725
   Year Ended December 31, 2001                 1,219              -             82            859            442
   Year Ended December 31, 2000                 1,996            649              -          1,426          1,219

Inventory: LIFO Reserves:
   Year Ended December 31, 2002          $     17,565   $        117   $          -   $          -   $     17,682
   Year Ended December 31, 2001                19,449              -              -          1,884         17,565
   Year Ended December 31, 2000                20,419              -              -            970         19,449

   Property, Plant & Equipment Reserve:
   Year Ended December 31, 2002          $        549   $          -   $          -   $          -   $        549
   Year Ended December 31, 2001                   549              -              -              -            549
   Year Ended December 31, 2000                   549              -              -              -            549

Health Trust Receivable Reserve:
   Year Ended December 31, 2002          $        460   $         50   $          -   $        510   $          -
   Year Ended December 31, 2001                     -            460              -              -            460
   Year Ended December 31, 2000                     -              -              -              -              -

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

LUFKIN INDUSTRIES, INC.


BY /s/ R. D. Leslie
  --------------------------------------------
  R. D. Leslie, Vice President/Treasurer/Chief
   Financial Officer Principal Financial and
   Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2003, by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.


By  /s/ D. V. Smith
  --------------------------------------------
  D. V. Smith, President and Chief Executive
   Officer


By  /s/ R. T. Blakely, III
  --------------------------------------------
  R. T. Blakely, III, Director


By  /s/ S. W. Henderson, III
  --------------------------------------------
  S. W. Henderson, III, Director


By  /s/ J. T. Jongebloed
  --------------------------------------------
  J. T. Jongebloed, Director


By  /s/ M. E. Kurth, Jr.
  --------------------------------------------
  M. E. Kurth, Jr., Director


By  /s/ J. H. Lollar
  --------------------------------------------
  J. H. Lollar, Director


By  /s/ B. H. O'Neal
  --------------------------------------------
  B. H. O'Neal, Director


By  /s/ H. J. Trout, Jr.
  --------------------------------------------
  H. J. Trout, Jr., Director


By  /s/ T. E. Wiener
  --------------------------------------------
  T. E. Wiener, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas V. Smith, the Chief Executive Officer of Lufkin Industries, Inc., a Texas corporation, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Lufkin Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

  /s/ Douglas V. Smith
--------------------------------------
Douglas V. Smith
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, R. D. Leslie, the Chief Financial Officer of Lufkin Industries, Inc., a Texas corporation, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Lufkin Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

  /s/ R. D. Leslie
--------------------------------------
R. D. Leslie
Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
-------   ----------------------------------------------------------------------
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

  (21)    Schedule listing subsidiaries of the registrant

  (23)    Consent of Independent Public Accountants

(99.1) Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Compensatory plan.