Form 10-Q
period 2003-03-31
LUFKIN INDUSTRIES INC
filed 2003-05-07
CIK 60849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No ___
                                       ---

There were 6,533,639 shares of Common Stock, $1.00 par value per share, outstanding as of May 6, 2003, not including 358,742 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (In thousands of dollars)

                                                     March 31,      December 31,
                                                       2003             2002
                                                   ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     21,906     $    27,608
  Receivables, net                                       33,182          33,872
  Income taxes receivable                                   706             713
  Inventories                                            36,180          31,633
  Deferred income tax assets                                967             948
  Other current assets                                    1,340             462
                                                   ------------     -----------
    Total current assets                                 94,280          95,236
                                                   ------------     -----------

Property, plant and equipment, at cost                  264,982         261,089
Less accumulated depreciation                           183,884         179,858
                                                   ------------     -----------
                                                         81,098          81,231
                                                   ------------     -----------

Prepaid pension costs                                    55,345          54,720
Goodwill, net                                            10,391          10,322
Other assets, net                                         7,076           6,846
                                                   ------------     -----------
    Total assets                                   $    248,190     $   248,355
                                                   ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term notes payable       $        210     $       259
  Accounts payable                                       13,095          12,003
  Accrued liabilities:
    Payroll and benefits                                  5,168           5,833
    Warranty expenses                                     1,973           1,858
    Taxes payable                                         3,277           4,036
    Other                                                 6,398           6,826
                                                   ------------     -----------
      Total current liabilities                          30,121          30,815
                                                   ------------     -----------

Deferred income tax liabilities                          27,748          27,471
Postretirement benefits                                  10,956          10,956
Long-term notes payable, net of current portion             117             164

Shareholders' equity:
  Common stock, $1.00 par value per share;
   60,000,000 shares authorized;
   6,892,381 shares issued                                6,892           6,892
  Capital in excess of par                               18,476          18,477
  Retained earnings                                     162,437         162,838
  Treasury stock, 365,742 and 364,462 shares,
   respectively, at cost                                 (7,552)         (7,524)
  Accumulated other comprehensive income:
   Cumulative translation adjustment                     (1,005)         (1,734)
                                                   ------------     -----------
    Total shareholders' equity                          179,248         178,949
                                                   ------------     -----------
    Total liabilities and shareholders' equity     $    248,190     $   248,355
                                                   ============     ===========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                (In thousands of dollars, except per share data)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                ------------------------------
                                                                                    2003               2002
                                                                                -----------        -----------
Sales                                                                           $    55,061        $    51,007

Cost of sales                                                                        45,729             42,804
                                                                                -----------        -----------

  Gross profit                                                                        9,332              8,203

Selling, general and administrative expenses                                          8,243              7,960
                                                                                -----------        -----------

  Operating income                                                                    1,089                243

Investment income                                                                        69                152
Interest expense                                                                        (11)               (96)
Other income (expense), net                                                             102                 11
                                                                                -----------        -----------

  Earnings before income tax provision                                                1,249                310

Income tax provision                                                                    475                122
                                                                                -----------        -----------

  Net earnings                                                                          774                188

Change in foreign currency translation adjustment                                       729                (81)
                                                                                -----------        -----------

  Total comprehensive income                                                    $     1,503        $       107
                                                                                ===========        ===========

Net earnings per share:
  Basic                                                                         $      0.12        $      0.03
                                                                                ===========        ===========
  Diluted                                                                       $      0.12        $      0.03
                                                                                ===========        ===========

Dividends per share                                                             $      0.18        $      0.18
                                                                                ===========        ===========

Weighted average number of shares outstanding:
  Basic                                                                           6,527,777          6,395,727
  Diluted                                                                         6,612,789          6,533,842

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (In thousands of dollars)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             -------------------------------
                                                                                 2003               2002
                                                                             ------------       ------------
Cash flows from operating activities:
  Net earnings                                                               $        774       $        188
  Adjustments to reconcile net earnings to cash
   provided by operating activities:
      Depreciation and amortization                                                 2,951              2,806
      Deferred income tax provision                                                   193                  -
      Pension income                                                                 (625)            (1,250)
      Gain on disposition of property, plant and equipment                            (73)               (19)
      Changes in:
          Receivables, net                                                            926              4,308
          Income taxes receivable                                                      10                  -
          Inventories                                                              (4,250)              (721)
          Other current assets                                                       (884)              (816)
          Accounts payable                                                            793               (617)
          Accrued liabilities                                                      (1,780)            (3,864)
                                                                             ------------       ------------
    Net cash provided (used) by operating activities                               (1,965)                15
                                                                             ------------       ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                       (2,435)            (1,485)
  Proceeds from disposition of property, plant and
    equipment                                                                          79                 35
  Increase in other assets                                                           (255)               (80)
                                                                             ------------       ------------
    Net cash used in investing activities                                          (2,611)            (1,530)
                                                                             ------------       ------------

Cash flows from financing activities:
  Payments on notes payable                                                           (88)              (424)
  Dividends paid                                                                   (1,175)            (1,151)
  Proceeds from exercise of stock options                                               -                 55
  Purchases of treasury stock                                                         (31)                 -
                                                                             ------------       ------------
    Net cash used in financing activities                                          (1,294)            (1,520)
                                                                             ------------       ------------

Effect of translation on cash and cash equivalents                                    168                (30)
                                                                             ------------       ------------

    Net decrease in cash and cash equivalents                                      (5,702)            (3,065)

Cash and cash equivalents at beginning of period                                   27,608             18,087
                                                                             ------------       ------------

Cash and cash equivalents at end of period                                   $     21,906       $     15,022
                                                                             ============       ============

           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation
   The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
   The following is a summary of the Company's receivable balances (in thousands of dollars):

                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------    --------------

    Accounts receivable                           $     33,189    $      33,777
    Notes receivable                                       248              335
                                                  ------------    -------------
      Total receivables                                 33,437           34,112
    Allowance for doubtful accounts                       (256)            (240)
                                                  ------------    -------------
    Net receivables                               $     33,181    $      33,872
                                                  ============    =============

3. Property, Plant & Equipment
   The following is a summary of the Company's P. P. & E. balances (in thousands of dollars):

                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------    --------------

    Land                                          $      2,716    $       2,693
    Land improvements                                    6,718            6,690
    Buildings                                           62,430           61,358
    Machinery and equipment                            176,397          173,703
    Furniture and fixtures                               3,861            3,898
    Computer equipment and software                     12,860           12,747
                                                  ------------    -------------
      Total property, plant and equipment              264,982          261,089
    Less accumulated depreciation                     (183,884)        (179,858)
                                                  ------------    -------------
      Total property, plant and equipment, net    $     81,098    $      81,231
                                                  ============    =============

   Depreciation expense related to property, plant and equipment was $2.8 million and $2.9 million in the quarters ended March 31, 2003 and 2002, respectively.

4. Inventories
   Inventories used in determining cost of sales were as follows (in thousands of dollars):

                                                   March 31,       December 31,
                                                     2003             2002
                                                ---------------  ---------------
   Gross inventories @ FIFO:
    Finished goods                                  $ 5,481          $ 4,656
    Work in process                                   7,378            6,210
    Raw materials & component parts                  41,620           39,174
                                                    -------          -------
   Total gross inventories @ FIFO                    54,479           50,040
   Less reserves:
    LIFO                                             17,682           17,682
    Valuation                                           617              725
                                                    -------          -------
   Total inventories as reported                    $36,180          $31,633
                                                    =======          =======

   Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $40,485,000 and $37,257,000 at March 31, 2003, and December 31, 2002, respectively.

5. Net Earnings Per Share

   Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31 2003 and 2002 are illustrated below (in thousands of dollars, except share and per share data):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                       2003                2002
                                                                                ------------------  ------------------
   Numerator:
    Numerator for basic and diluted earnings per share-net earnings                 $      774          $      188
                                                                                    ==========          ==========
   Denominator:
    Denominator for basic net earnings per share-weighted-average shares             6,527,777           6,395,727
    Effect of dilutive securities: employee stock options                               85,012             138,115
                                                                                    ----------          ----------
    Denominator for diluted net earnings per share-adjusted
    weighted-average shares and assumed conversions                                  6,612,789           6,533,842
                                                                                    ==========          ==========

   Basic net earnings per share                                                     $     0.12          $     0.03
                                                                                    ==========          ==========
   Diluted net earnings per share                                                   $     0.12          $     0.03
                                                                                    ==========          ==========

   Options to purchase a total of 371,558 and 204,382 shares of the Company's common stock at March 31, 2003 and 2002, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

6. Legal Proceedings

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

7. Segment Data

   The Company operates with three business segments - Oil Field, Power Transmission and Trailer. The Company's Corporate group provides administrative services to the three business segments. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Following is a summary of key segment information (in thousands of dollars):

                                Three Months Ended March 31, 2003
                                ---------------------------------

                                              Power
                              Oil Field    Transmission   Trailer     Corporate     Total
                              ---------    ------------   -------     ---------     -----
   Gross sales                 $ 29,113      $ 15,892     $ 11,012     $      -   $ 56,017
   Inter-segment sales             (359)         (597)           -            -       (956)
                               --------      --------     --------     --------   --------
   Net sales                   $ 28,754      $ 15,295     $ 11,012     $      -   $ 55,061
                               ========      ========     ========     ========   ========

   Operating income (loss)     $  2,411      $   (225)    $ (1,097)    $      -   $  1,089
   Other income (expense)            27            (3)          56           80        160
                               --------      --------     --------     --------   --------
   Earnings (loss) before
    tax provision              $  2,438      $   (228)    $ (1,041)    $     80   $  1,249
                               ========      ========     ========     ========   ========

                                Three Months Ended March 31, 2003
                                ---------------------------------

                                              Power
                              Oil Field    Transmission   Trailer     Corporate     Total
                              ---------    ------------   -------     ---------     -----
   Gross sales                 $ 28,369      $ 14,369     $  9,265     $      -   $ 52,003
   Inter-segment sales             (236)         (760)           -            -       (996)
                               --------      --------     --------     --------   --------
   Net sales                   $ 28,133      $ 13,609     $  9,265     $      -   $ 51,007
                               ========      ========     ========     ========   ========

   Operating income (loss)     $  1,853      $   (639)    $   (971)    $      -   $    243
   Other income (expense)           (54)          (47)           3          165         67
                               --------      --------     --------     --------   --------
   Earnings (loss) before
    tax provision              $  1,799      $   (686)    $   (968)    $    165   $    310
                               ========      ========     ========     ========   ========

8. Goodwill and Intangible Assets

   Goodwill

   The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, are as follows:

                                                                Power
   (Thousands of dollars)                       Oil Field    Transmission     Trailer        Total
                                                ---------    ------------     -------        -----
   Balance as of 12/31/02                       $   8,492      $   1,830     $       -     $  10,322
   Goodwill acquired during year                        -              -             -             -
   Impairment losses                                    -              -             -             -
   Goodwill written off related to sale of
    business unit                                       -              -             -             -
   Foreign currency translation                         -             69             -            69
                                                ---------      ---------     ---------     ---------
   Balance as of 3/31/03                        $   8,492      $   1,899     $       -     $  10,391
                                                =========      =========     =========     =========

   Goodwill impairment tests were performed in the first quarter of 2003 and no impairment losses were recorded.

   Intangible Assets

   Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

                                                                          March 31,     December 31,
                                                                            2003            2002
                                                                       --------------  -------------
   Intangible assets subject to amortization:
    Non-compete agreements
    ----------------------
    Original balance                                                      $    500        $    500
    Less accumulated amortization                                             (481)           (462)
                                                                          --------        --------
     Ending balance                                                       $     19        $     38
                                                                          ========        ========

   Intangible assets not subject to amortization:
     None                                                                        -               -

9.  Stock Option Plans

    The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net earnings and net earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

                                                               Three Months Ended
                                                                    March 31,
                                                       ----------------------------------
                                                             2003              2002
                                                       ----------------  ----------------
Net earnings, as reported                                 $     774         $     188

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                  (247)             (275)
                                                          ---------         ---------
Pro forma net earnings (loss)                             $     527         $     (87)
                                                          =========         =========

Net earnings (loss) per share:
Basic net earnings (loss) per share     As reported       $    0.12         $    0.03
                                                          =========         =========
                                        Pro forma         $    0.08         $   (0.01)
                                                          =========         =========
Diluted net earnings (loss) per share   As reported       $    0.12         $    0.03
                                                          =========         =========
                                        Pro forma         $    0.08         $   (0.01)
                                                          =========         =========

    The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first quarter of 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

    2003 Grants      Expected dividend yield                   3.23%
                     Expected stock price volatility          38.68%
                     Risk free interest rate                   3.96%
                     Expected life of options               10 years

    2002 Grants      Expected dividend yield                   3.19%
                     Expected stock price volatility          38.59%
                     Risk free interest rate                   4.85%
                     Expected life of options               10 years


    Options granted during the first quarter of 2003 had a weighted average fair value of $7.73 per option and a weighted average exercise price of $22.30 per option.

10. Recently Issued Accounting Pronouncements

    The Company adopted all recently issued accounting pronouncements as of January 1, 2003. Such pronouncements are described in the summary of significant accounting polices in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31,
2002:

Net sales for the three months ended March 31, 2003, increased to $55,061,000 from $51,007,000 for the three months ended March 31, 2002. Net earnings were $774,000 or $0.12 per share (diluted) for the three months ended March 31, 2003, compared to net earnings of $188,000 or $0.03 per share (diluted) for the three months ended March 31, 2002.

The following table summarizes the Company's sales and gross profit by operating segment (in thousands of dollars):

                            Three Months Ended
                                 March 31,               Increase/   % Increase/
                     --------------------------------
                           2003             2002        (Decrease)   (Decrease)
                     ---------------  ---------------   ----------   ----------
Sales
-----
Oil Field                $28,754          $28,133         $   621          2.2
Power Transmission        15,295           13,609           1,686         12.4
Trailer                   11,012            9,265           1,747         18.9
                         -------          -------         -------      -------
 Total                   $55,061          $51,007         $ 4,054          7.9
                         =======          =======         =======      =======

Gross Profit
------------
Oil Field                $ 5,557          $ 5,063         $   494          9.8
Power Transmission         3,656            2,824             832         29.5
Trailer                      119              316            (197)       (62.3)
                         -------          -------         -------      -------
 Total                   $ 9,332          $ 8,203         $ 1,129         13.8
                         =======          =======         =======      =======

Oil Field sales increased slightly to $28,754,000, or 2.2%, in the first quarter of 2003 from $28,133,000 in the first quarter of 2002 as the general levels of oil field drilling and production activity had not increased despite recent higher energy prices. Drilling activity has not increased with higher energy prices due to uncertainty over both future global demand levels and the stability of the price of oil. Oil Field's backlog decreased to $12,500,000 as of March 31, 2003, from $12,600,000 at December 31, 2002, and $22,000,000 for the same period last year due primarily to reduced bookings for new pumping units.

Gross profit for the Oil Field segment increased to $5,557,000 for the three months ended March 31, 2003, or 9.8%, compared to $5,063,000 for the prior year quarter due primarily to the increase in sales of oil field products but also due to an increase in the gross margin. Gross margin for the comparable periods increased to 19.3% in 2003 compared to 18.0% in 2002 due to cost containment efforts in manufacturing spending.

Direct selling, general and administrative expenses for Oil Field increased slightly to $1,870,000, or 3.7%, for the quarter ended March 31, 2003, from $1,804,000 for the quarter ended March 31, 2002.

Sales for the Company's Power Transmission segment increased to $15,295,000, or 12.4%, for the first quarter of 2003 compared to $13,609,000 for the first quarter of 2002 due to increased volume of new high-speed gearboxes manufactured for the offshore oil and gas market, repair activity in the plastic and petrochemical markets and the expansion into the Southeast United States. The Company's Power Transmission backlog at March 31, 2003, increased to $32,300,000 from $30,900,000 at December 31, 2002, due to higher bookings in the Company's French operations of new low-speed units for the aluminum and mining markets and repair orders. However, backlog declined from the March 31, 2002, level of $33,900,000 from lower backlog for the domestic repair business due to a decline in orders for the sugar and cement markets, which traditionally are large and long-lead time orders.

Gross profit for the Power Transmission segment increased to $3,656,000 for the three months ended March 31, 2003, or 29.5%, compared to $2,824,000 for the prior year quarter due to the sales volume increases mentioned above and an improvement in the gross margin. Gross margin for the comparable periods increased to 23.9% in 2003 compared to 20.8% in 2002. This increase was due to the reduction of warranty expenses and lower material costs.

Direct selling, general and administrative expenses for Power Transmission increased to $2,885,000, or 22.0%, for the quarter ended March 31, 2003, from $2,364,000 for the quarter ended March 31, 2002, due to higher third-party commissions and increased personnel-related costs from higher selling and engineering staffing in the Company's French operations for the addition of high-speed gearbox manufacturing.

Trailer sales for the first quarter of 2003 increased to $11,012,000, or 18.9%, from $9,265,000 for the first quarter of 2002, due to some improvement in the freight-hauling market. However, the market remained depressed due to a combination of lower shipping volumes, higher fuel costs, higher personnel costs and higher insurance rates. Backlog for the Trailer segment totaled $10,600,000 at March 31, 2003, compared to $10,100,000 at December 31, 2002, and $11,400,000
at March 31, 2002. The backlog increase from year-end reflects the slight improvement in the market, but the decline from the previous year quarter reflects the continued resistance of freight haulers to place orders for new trailers due to the continued uncertainty in the recovery of the U.S. economy. General economic conditions drive freight volumes and the need for additional trailers.

Trailer gross profit declined to $119,000, or 62.3%, for the three months ended March 31, 2003, from $316,000 for the comparable prior year quarter. This decrease was primarily driven from a decline in the gross margin, which offset the benefit of higher volumes. Gross margin for the first quarter of 2003 declined to 1.1% from 3.4% in the first quarter of 2002. This decline was due to a higher mix of lower-margin vans and the impact of lower pension income.

Direct selling, general and administrative expenses for Trailer increased slightly to $419,000, or 2.9%, for the quarter ended March 31, 2003, from $407,000 for the quarter ended March 31, 2002, due to increased engineering costs related to the increase in the sales volume.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $3,069,000, or 9.3%, for the quarter ended March 31, 2003, from $3,385,000 for the quarter ended March 31, 2002, primarily due to lower expenses for litigation and other legal matters.

Interest and other income and expense for the three months ended March 31, 2003, totaled $160,000 of income compared to income of $67,000 for the prior year quarter. The increase was due primarily to the repayment of the majority of long-term debt early in the third quarter of 2002 lowering interest expense and gains on the disposal of equipment.

Pension income, which is reported as a reduction of cost of sales, declined to $625,000 for the quarter ended March 31, 2003, or 50%, compared to $1,250,000 for the quarter ended March 31, 2002. This decline is due to lower expected returns on plan assets due to the lower fair market value of the plan assets.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company's cash balance totaled $21.9 million at March 31, 2003, compared to $27.6 million at December 31, 2002. For the quarter ended March 31, 2003, net cash used by operating activities was $2.0 million, cash used in investing activities totaled $2.6 million, cash used in financing activities amounted to $1.3 million and the favorable effect of foreign currency translation amounted to $0.2 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $3.2 million offset by a net increase in working capital of $5.2 million. This increase was primarily due to higher inventory in the Oil Field and Power Transmission segments. Cash used in investing activities included net capital expenditures totaling $2.3 million and an increase in other long-term assets of $0.3 million. Capital expenditures in the first quarter of 2003 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment and the expansion into the Southeast U.S. for repairing power transmission equipment. Capital expenditures for 2003 are projected to be in the range of $15.0 to $17.0 million. Significant components of cash used in financing activities included payments on long-term debt of $0.1 million and dividend payments of $1.2 million or $0.18 per share.

Total debt balances at March 31, 2003, including current maturities of long-term debt, consisted of $0.3 million of notes payable to various banks. As of March 31, 2003, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt decreased by $0.1 million during the first quarter of 2003 due to principal payments on long-term notes payable.

The Company has a three-year $27.5 million credit facility with a domestic bank (the "Bank Facility") consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company's option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, depending on certain ratios as defined in the agreement. As of March 31, 2003, no amounts were outstanding of the $27.5 million of the revolving line of credit under the terms of the Bank Facility.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $17.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. A total of 1,500 shares were repurchased during the quarter ended March 31, 2003, at an average price of $20.46 per share. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's stock option plans. As of March 31, 2003, the Company held 365,742 shares of treasury stock at an aggregate cost of approximately $7.6 million. Authorizations of approximately $0.1 million remained at March 31, 2003.

The Company had no significant lease or contractual obligations as of March 31, 2003, that would negatively impact cash requirements through subsequent periods.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2003.

Recently Issued Accounting Pronouncements

The Company adopted all recently issued accounting pronouncements as of January 1, 2003. Such pronouncements are described in the summary of significant accounting polices in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials and (iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations

Item 6. Exhibits and Reports on Form 8-K

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

        *10.1 Shareholder Rights Agreement, dated as of May 4, 1987, included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

        *10.2 1990 Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

        *10.3   1996 Nonemployee Director Stock Option Plan, included as Exhibit
                4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

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

Date:  May 6, 2003

LUFKIN INDUSTRIES, INC.

By      /s/ R. D. Leslie
       ----------------------

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


Date:   May 6, 2003

   /s/ Douglas V. Smith
  ---------------------------
  Douglas V. Smith
  Chief Executive Officer

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

Date:  May 6, 2003

 /s/ R. D. Leslie
-------------------------
R. D. Leslie
Chief Financial Officer