Form 10-Q
period 2003-06-30
LUFKIN INDUSTRIES INC
filed 2003-08-13
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-2612

LUFKIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-0404410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 SOUTH RAGUET, LUFKIN, TEXAS	75904
(Address of principal executive offices)	(Zip Code)

(936) 634-2211

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

There were 6,539,014 shares of Common Stock, $1.00 par value per share, outstanding as of August 12, 2003, not including 353,367 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of dollars)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,732	$27,608
Receivables, net	41,183	33,872
Income taxes receivable	709	713
Inventories	37,359	31,633
Deferred income tax assets	948	948
Other current assets	1,438	462

Total current assets	93,369	95,236

Property, plant and equipment, at cost	270,596	261,089
Less accumulated depreciation	183,953	179,858

	86,643	81,231

Prepaid pension costs	55,876	54,720
Goodwill, net	10,498	10,322
Other assets, net	7,361	6,846

Total assets	$253,747	$248,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$870	$—
Current portion of long-term notes payable	224	259
Accounts payable	13,175	12,003
Accrued liabilities:
Payroll and benefits	5,897	5,833
Warranty expenses	1,825	1,858
Taxes payable	4,380	4,036
Other	6,593	6,826

Total current liabilities	32,964	30,815

Deferred income tax liabilities	28,266	27,471
Postretirement benefits	10,956	10,956
Long-term notes payable, net of current portion	67	164

Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 6,892,381 shares issued	6,892	6,892
Capital in excess of par	18,475	18,477
Retained earnings	163,471	162,838
Treasury stock, 357,117 and 364,462 shares, respectively, at cost	(7,374)	(7,524)
Accumulated other comprehensive income:
Cumulative translation adjustment	30	(1,734)

Total shareholders’ equity	181,494	178,949

Total liabilities and shareholders’ equity	$253,747	$248,355

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$61,077	$60,910	$116,137	$111,917

Cost of sales	50,077	46,845	95,805	89,648

Gross profit	11,000	14,065	20,332	22,269

Selling, general and administrative expenses	8,640	8,519	16,883	16,479

Operating income	2,360	5,546	3,449	5,790

Interest income	62	207	131	359
Interest expense	(49)	(115)	(60)	(211)
Other income (expense), net	1,192	89	1,294	100

Earnings before income tax provision	3,565	5,727	4,814	6,038

Income tax provision	1,355	2,262	1,829	2,385

Net earnings	2,210	3,465	2,985	3,653

Change in foreign currency translation adjustment	1,035	858	1,764	777

Total comprehensive income	$3,245	$4,323	$4,749	$4,430

Net earnings per share:
Basic	$0.34	$0.53	$0.46	$0.56

Diluted	$0.33	$0.52	$0.45	$0.55

Dividends per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of shares outstanding:
Basic	6,531,697	6,510,292	6,529,748	6,508,629
Diluted	6,616,804	6,677,601	6,614,808	6,661,341

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,985	$3,653
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,951	5,632
Deferred income tax provision	647	—
Pension income	(1,156)	(2,500)
Gain on disposition of property, plant and equipment	(1,026)	(27)
Changes in:
Receivables, net	(6,708)	(1,702)
Income taxes receivable	10	3
Inventories	(4,969)	(587)
Other current assets	(943)	(399)
Accounts payable	468	41
Accrued liabilities	15	(638)

Net cash provided (used) by operating activities	(4,726)	3,476

Cash flows from investing activities:
Additions to property, plant and equipment	(10,544)	(3,748)
Proceeds from disposition of property, plant and equipment	1,135	59
Increase in other assets	(539)	105

Net cash used in investing activities	(9,948)	(3,584)

Cash flows from financing activities:
Proceeds from short-term notes payable	870	—
Payments on long-term notes payable	(143)	(873)
Dividends paid	(2,351)	(2,322)
Proceeds from exercise of stock options	166	2,176
Purchases of treasury stock	(31)	—

Net cash used in financing activities	(1,489)	(999)

Effect of translation on cash and cash equivalents	287	129

Net decrease in cash and cash equivalents	(15,876)	(978)
Cash and cash equivalents at beginning of period	27,608	18,087

Cash and cash equivalents at end of period	$11,732	$17,109

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year.

2.	Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30, 2003	December 31, 2002
Accounts receivable	$41,367	$33,777
Notes receivable	50	335

Total receivables	41,417	34,112
Allowance for doubtful accounts	(234)	(240)

Net receivables	$41,183	$33,872

3.	Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	June 30, 2003	December 31, 2002
Land	$2,770	$2,693
Land improvements	6,737	6,690
Buildings	63,151	61,358
Machinery and equipment	181,363	173,703
Furniture and fixtures	3,894	3,898
Computer equipment and software	12,681	12,747

Total property, plant and equipment	270,596	261,089
Less accumulated depreciation	(183,953)	(179,858)

Total property, plant and equipment, net	$86,643	$81,231

Depreciation expense related to property, plant and equipment was $3.0 million and $2.8 million in the six months ended June 30, 2003 and 2002, respectively, and $5.9 million and $5.6 million in the six months ended June 30, 2003 and 2002, respectively.

4.	Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30, 2003	December 31, 2002
Gross inventories @ FIFO:
Finished goods	$4,602	$4,656
Work in process	8,495	6,210
Raw materials & component parts	42,650	39,174

Total gross inventories @ FIFO	55,747	50,040
Less reserves:
LIFO	17,747	17,682
Valuation	641	725

Total inventories as reported	$37,359	$31,633

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $41,061,000 and $37,257,000 at June 30, 2003, and December 31, 2002, respectively.

5.	Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months and six months ended June 30, 2003 and 2002 are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted earnings per share—net earnings	$2,210	$3,465	$2,985	$3,653

Denominator:
Denominator for basic net earnings per share—weighted-average shares	6,531,697	6,510,292	6,529,748	6,508,629

Effect of dilutive securities: employee stock options	85,107	167,309	85,060	152,712

Denominator for diluted net earnings per share—adjusted weighted-average shares and assumed conversions	6,616,804	6,677,601	6,614,808	6,661,341

Basic net earnings per share	$0.34	$0.53	$0.46	$0.56

Diluted net earnings per share	$0.33	$0.52	$0.45	$0.55

Options to purchase a total of 367,558 and 128,886 shares of the Company’s common stock at June 30, 2003, and 2002, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

6.	Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case is scheduled for October 2003.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a Data Processing and Display for Echo Sounding Patent. The Company is vigorously defending its position that its fluid level product does not infringe the plaintiff’s patent. Trial for this case is scheduled for September 2003.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

7.	Segment Data

The Company operates with three business segments – Oil Field, Power Transmission and Trailer. The Company’s Corporate group provides administrative services to the three business segments. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Following is a summary of key segment information (in thousands of dollars):

	Three Months Ended June 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$31,072	$19,651	$10,835	$—	$61,558
Inter-segment sales	(229)	(252)	—	—	(481)

Net sales	$30,843	$19,399	$10,835	$—	$61,077

Operating income (loss)	$3,452	$281	$(1,373)	$—	$2,360
Other income (expense)	47	151	3	1,004	1,205

Earnings (loss) before tax provision	$3,499	$432	$(1,370)	$1,004	$3,565

	Three Months Ended June 30, 2002
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$32,482	$18,669	$10,404	$—	$61,555
Inter-segment sales	(319)	(316)	(10)	—	(645)

Net sales	$32,163	$18,353	$10,394	$—	$60,910

Operating income (loss)	$4,399	$1,958	$(811)	$—	$5,546
Other income (expense)	(44)	87	8	130	181

Earnings (loss) before tax provision	$4,355	$2,045	$(803)	$130	$5,727

	Six Months Ended June 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$60,184	$35,544	$21,848	$—	$117,576
Inter-segment sales	(588)	(850)	(1)	—	(1,439)

Net sales	$59,596	$34,694	$21,847	$—	$116,137

Operating income (loss)	$5,863	$56	$(2,470)	$—	$3,449
Other income (expense)	74	148	58	1,085	1,365

Earnings (loss) before tax provision	$5,937	$204	$(2,412)	$1,085	$4,814

	Six Months Ended June 30, 2002
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$60,851	$33,039	$19,668	$—	$113,558
Inter-segment sales	(555)	(1,076)	(10)	—	(1,641)

Net sales	$60,296	$31,963	$19,658	$—	$111,917

Operating income (loss)	$6,252	$1,319	$(1,781)	$—	$5,790
Other income (expense)	(98)	39	11	296	248

Earnings (loss) before tax provision	$6,154	$1,358	$(1,770)	$296	$6,038

8.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/02	$8,492	$1,829	$—	$10,321
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	177	—	177

Balance as of 6/30/03	$8,492	$2,006	$—	$10,498

Goodwill impairment tests were performed in the first quarter of 2003 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	June 30, 2003	December 31, 2002
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$500	$500
Less accumulated amortization	(500)	(462)

Ending balance	$—	$38

Intangible assets not subject to amortization:
None	—	—

9.	Stock Option Plans

The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” the Company’s net earnings and net earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$2,210	$3,465	$2,985	$3,653

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(195)	(160)	(441)	(435)

Pro forma net earnings (loss)	$2,015	$3,305	$2,544	$3,218

Net earnings (loss) per share:
Basic net earnings (loss) per share
As reported	$0.34	$0.53	$0.46	$0.56

Pro forma	$0.31	$0.51	$0.39	$0.49

Diluted net earnings (loss) per share
As reported	$0.33	$0.52	$0.45	$0.55

Pro forma	$0.30	$0.49	$0.38	$0.48

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the six months ended 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003 Grants	Expected dividend yield	3.23%-3.28%
	Expected stock price volatility	37.23%-38.68%
	Risk free interest rate	3.69%-3.96%
	Expected life of options	10 years

2002 Grants	Expected dividend yield	2.49%-3.19%
	Expected stock price volatility	38.31%-38.59%
	Risk free interest rate	4.85%-5.06%
	Expected life of options	10 years

Options granted during the first six months of 2003 had a weighted average fair value of $7.63 per option and a weighted average exercise price of $22.23 per option.

10.	Recently Issued Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 improves the financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements for more consistent reporting of contracts that derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 15, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a significant impact on the Company’s financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer to transfer assets or to issue equity shares. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. SFAS 150 is not expected to have a significant impact on the Company’s financial position or results of operations.

Item 2.    Managements Discussion and Analysis of Financial Condition and Results of Operations

The Company designs, manufactures, sells and services various types of oil field pumping units, power transmission products and highway trailers. The Company’s Oil Field segment manufactures and services numerous sizes and configurations of oil field pumping and related automation equipment, as well as commercial castings. The Power Transmission segment designs, manufactures, repairs and services speed increasers and reducers for use in industrial applications such as petrochemical, refining, rubber, plastics and steel and also for use in marine propulsion applications. The Trailer segment produces various types and styles of highway trailers, including vans, platforms and dumps.

Results of Operations

In the second quarter of 2003, the Company incurred a one-time severance expense of $354,000 for the lay-offs and early-retirements of certain employees. These employee reductions were related to changing the strategy of the Trailer branch facilities to focus solely on parts from parts and service and other targeted cost reductions in areas not achieving profitability goals. The Oilfield segment incurred $89,000, Power Transmission incurred $144,000, Trailer incurred $104,000 and Corporate incurred $17,000 of this severance expense.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002:

Net sales for the three months ended June 30, 2003, increased to $61,077,000 from $60,910,000 for the three months ended June 30, 2002. Net earnings were $2,210,000 or $0.33 per share (diluted) for the three months ended June 30, 2003, compared to net earnings of $3,465,000 or $0.52 per share (diluted) for the three months ended June 30, 2002.

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2003	2002
Sales
Oil Field	$30,843	$32,163	$(1,320)	(4.1)
Power Transmission	19,399	18,353	1,046	5.7
Trailer	10,835	10,394	441	4.2

Total	$61,077	$60,910	$167	0.3

Gross Profit
Oil Field	$6,655	$7,808	$(1,153)	(14.8)
Power Transmission	4,394	5,697	(1,303)	(22.9)
Trailer	(49)	560	(609)	(108.8)

Total	$11,000	$14,065	$(3,065)	(21.8)

Oil Field sales decreased to $30,843,000, or 4.1%, in the second quarter of 2003 from $32,163,000 in the second quarter of 2002. Excluding the benefit of the stronger Canadian dollar in the second quarter of 2003, sales declined 4.7%. This is accounted for by a drop in sales to Indonesia as drilling activity has diminished greatly, new drilling activity in Canada has focused on shallow wells which use other forms of artificial lift and continued loss in commercial casting sales due to the poor U.S. industrial markets and Chinese import competition. Oil Field’s backlog increased to $18,300,000 as of June 30, 2003, from $12,500,000 at March 31, 2003 from increased bookings of new pumping units in the U.S. small independent market and increased commercial casting orders for the machine tool industry. However, backlog declined from $21,900,000 for the same period last year due primarily to lower bookings for new pumping units in the Canadian and Indonesian markets.

Gross profit as a percentage of sales (gross margin) for the Oil Field segment decreased to 21.6% for the three months ended June 30, 2003, or 2.7% points, compared to 24.3% for the prior year quarter. Excluding the impact of reduced pension income and severance expenses, the margin decline would have been 1.8% points. This margin decline has resulted from a mix shift towards domestic new pumping unit sales from export sales, which generally carry higher margins, and the impact of higher energy prices.

Direct selling, general and administrative expenses for Oil Field increased slightly to $1,929,000, or 3.7%, for the quarter ended June 30, 2003, from $1,860,000 for the quarter ended June 30, 2002.

Sales for the Company’s Power Transmission segment increased to $19,399,000, or 5.7%, for the second quarter of 2003 compared to $18,353,000 for the second quarter of 2002. Excluding the benefit of the stronger euro on the sales of the French division, sales would not have increased. However, sales increased in the French operation, in constant euros, due to the addition of the high-speed product line and in the U.S. gear repair business due to improvements in the refining and chemical markets. These gains were partially offset by a drop in sales in new low- speed units in the U.S due to continued weakness in the sugar, rubber and metal-processing markets. The Company’s Power Transmission backlog at June 30, 2003, increased slightly to $32,400,000 from $32,300,000 at March 31, 2003. However, backlog declined from the June 30, 2002, level of $33,100,000 from lower backlog for the U.S. repair business due to a decline in orders for the sugar, rubber and steel markets, which traditionally are large and long-lead time orders.

Gross margin for the Power Transmission segment decreased to 22.7% for the three months ended June 30, 2003, or 8.3% points, compared to 31.0% for the prior year quarter. Excluding the impact of reduced pension income and severance expenses, the margin decline would have been 6.5% points. This decline is due the impact of higher energy prices and lower margins on new high-speed units in the U.S. from one-time learning curve costs of several large project orders comprising multiple units, which also are typically more competitive and price-sensitive.

Direct selling, general and administrative expenses for Power Transmission increased to $3,119,000, or 23.3%, for the quarter ended June 30, 2003, from $2,530,000 for the quarter ended June 30, 2002. Excluding the impact of the stronger euro, expenses would only have increased 14.3%. This increase is due to higher third-party commissions in the U.S associated with the above-mentioned large project orders. Commission levels are expected to return to more typical levels for the balance of the year.

Trailer sales for the second quarter of 2003 increased to $10,835,000, or 4.2%, from $10,394,000 for the second quarter of 2002. Sales of vans and floats have increased due to some freight companies ordering new equipment after delaying purchases of new equipment for several years, but were partially offset by declines in sales of dumps because most customers continue to delay purchases of new equipment. Also, in the second quarter 2003, Trailer changed the strategy of its branch locations to focus solely on parts sales instead of parts and service. Excluding the impact of this change, trailer sales would have increased 7.6%. Van sales growth is expected to continue to improve during the second half of the year as industry-wide shipments increase due to some growth in freight volumes for domestic shippers and pent-up demand from delayed purchases of replacement equipment. Backlog for the Trailer segment totaled $8,000,000 at June 30, 2003, compared to $10,600,000 at March 31, 2003, and $13,600,000 at June 30, 2002. The backlog decrease is primarily due to lower bookings in new vans due the sporadic nature of large order bookings.

Trailer gross margin declined to a negative 0.5%, or 5.9% points, for the three months ended June 30, 2003, from 5.4% for the comparable prior year quarter. Excluding the impact of reduced pension income and severance expenses, the margin decline would have been 2.9% points. This margin decline is due to the mix change from higher margin dumps to lower margin vans and continued pricing pressure in this depressed market.

Direct selling, general and administrative expenses for Trailer increased to $526,000, or 30.8%, for the quarter ended June 30, 2003, from $402,000 for the quarter ended June 30, 2002, due to an increase in general liability insurance claims. While insurance claim filings cannot be accurately forecasted, this increase is not expected to recur on an ongoing and regular basis.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $3,066,000, or 17.7%, for the quarter ended June 30, 2003, from $3,727,000 for the quarter ended June 30, 2002, primarily due to the non-recurrence of provisions made in 2002 for certain legal matters.

Interest and other income and expense for the three months ended June 30, 2003, totaled $1,205,000 of income compared to income of $181,000 for the prior year quarter. The increase was due primarily to the one-time gain of almost $1,000,000 on the sale of the Company’s twenty-year old aircraft.

Pension income, which is reported as a reduction of cost of sales, declined to $531,000 for the quarter ended June 30, 2003, or 57.5%, compared to $1,250,000 for the quarter ended June 30, 2002. This decline is due to lower expected returns on plan assets due to the lower fair market value of the plan assets. For the full year, pension income is expected to decline 65% to $1,800,000 for the same reason.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002:

Net sales for the six months ended June 30, 2003, increased to $116,137,000 from $111,917,000 for the six months ended June 30, 2002. Net earnings were $2,985,000 or $0.45 per share (diluted) for the six months ended June 30, 2003, compared to net earnings of $3,653,000 or $0.55 per share (diluted) for the six months ended June 30, 2002.

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2003	2002
Sales
Oil Field	$59,596	$60,296	$(700)	(1.2)
Power Transmission	34,694	31,963	2,731	8.5
Trailer	21,847	19,658	2,189	11.1

Total	$116,137	$111,917	$4,220	3.8

Gross Profit
Oil Field	$12,212	$12,872	$(660)	(5.1)
Power Transmission	8,050	8,521	(471)	(5.5)
Trailer	70	876	(806)	(92.0)

Total	$20,332	$22,269	$(1,937)	(8.7)

Oil Field sales decreased to $59,596,000, or 1.2%, in the first six months of 2003 from $60,296,000 in the first six months of 2002. Excluding the benefit of the stronger Canadian dollar in the first half of 2003, sales declined 1.7%. This is accounted for by a drop in sales to Indonesia as drilling activity has diminished greatly and new drilling activity in Canada has focused on shallow wells which use other forms of artificial lift. Oil Field’s backlog increased to $18,300,000 as of June 30, 2003, from $12,600,000 at December 31, 2002 from increased bookings of new pumping units in the U.S. small independent market and increased commercial casting orders for the machine tool industry. However, backlog declined from $21,900,000 for the same period last year due primarily to lower bookings for new pumping units in the Canadian and Indonesian markets.

Gross margin for the Oil Field segment decreased to 20.5% for the six months ended June 30, 2003, or 0.9% points, compared to 21.3% for the same period in the prior year. Excluding the impact of reduced pension income and severance expenses, no margin decline would have been realized. Higher energy prices offset other cost reduction efforts in new pumping unit manufacturing.

Direct selling, general and administrative expenses for Oil Field increased slightly to $3,800,000, or 3.7%, for the six months ended June 30, 2003, from $3,665,000 for the six months ended June 30, 2002.

Sales for the Company’s Power Transmission segment increased to $34,694,000, or 8.5%, for the first half of 2003 compared to $31,963,000 for the first half of 2002. Excluding the benefit of the stronger euro on the sales of the French division, sales would have only increased 3.6%. This increase is due to higher sales in the French operation, in constant euros, due to the addition of the high-speed product line and in the U.S. gear repair business due to improvements in the refining and chemical markets. These gains were partially offset by a drop in sales in new low speed units in the U.S due to continued weakness in the sugar, rubber and metal-processing markets. The Company’s Power Transmission backlog at June 30, 2003, increased to $32,400,000 from $30,900,000 at December 31, 2002 from higher bookings in gear repair from market expansion efforts and higher bookings in France from the addition of the high-speed product line. However, backlog declined from the June 30, 2002, level of $33,100,000 from lower backlog for the U.S. repair business due to a decline in orders for the sugar, rubber and steel markets, which traditionally are large and long lead-time orders.

Gross margin for the Power Transmission segment decreased to 23.2% for the six months ended June 30, 2003, or 3.5% points, compared to $26.7% for the same prior year period. Excluding the impact of reduced pension income and severance expenses, no margin decline would have been realized. Higher energy prices and lower margins on new high-speed units in the U.S from one-time learning curve costs of several large project orders comprising multiple units, which are typically more competitive and price-sensitive, negatively impacted gross margins. This decline was offset by improved margins in gear repair from improved market conditions and a shift towards higher-margin markets and the French operations from the addition of the high-speed product line.

Direct selling, general and administrative expenses for Power Transmission increased to $6,004,000, or 22.7%, for the six months ended June 30, 2003, from $4,894,000 for the six months ended June 30, 2002. Excluding the impact of the stronger euro, expenses would only have increased 12.1%. This increase is due to higher third-party commissions in the U.S. associated with the above-mentioned large project orders, higher engineering expenses in France in support of the new high-speed product line and increased selling effort in the gear repair market. Commission levels are expected to return to more typical levels for the balance of the year.

Trailer sales for the first half of 2003 increased to $21,847,000, or 11.1%, from $19,658,000 for the first half of 2002. Sales of vans have increased due to some freight companies ordering new equipment after delaying purchases of new equipment for several years, but were partially offset by declines in sales of dumps because most customers continue to delay purchases of new equipment. Also, in the second quarter 2003, Trailer changed the strategy of its branch locations to focus solely on parts sales instead of parts and service. Excluding the impact of this change, trailer sales would have increased 13.6%. Van sales growth is expected to continue to improve during the second half of the year as industry-wide shipments increase due to some growth in freight volumes for domestic shippers and pent-up demand from delayed purchases of replacement equipment. Backlog for the Trailer segment totaled $8,000,000 at June 30, 2003, compared to $10,100,000 at December 31, 2002, and $13,600,000 at June 30, 2002. The backlog decrease is primarily due to lower bookings in new vans due the sporadic nature of large order bookings.

Trailer gross margin declined to 0.3%, or 4.1% points, for the six months ended June 30, 2003, from 4.5% for the comparable prior year period. Excluding the impact of reduced pension income and severance expenses, the margin decline would have been 1.5% points. This margin decline is due to the mix change from higher margin dumps to lower margin vans and continued pricing pressure in this depressed market.

Direct selling, general and administrative expenses for Trailer increased to $945,000, or 16.8%, for the six months ended June 30, 2003, from $809,000 for the six months ended June 30, 2002, due to an increase in general liability insurance claims. While insurance claim filings cannot be accurately forecasted, this increase is not expected to recur on an ongoing and regular basis.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $6,135,000, or 13.7%, for the six months ended June 30, 2003, from $7,112,000 for the six months ended June 30, 2002, primarily due to the non-recurrence of provisions made in 2002 for certain legal matters.

Interest and other income and expense for the six months ended June 30, 2003, totaled $1,365,000 of income compared to income of $248,000 for the comparable prior year period. The increase was due primarily to the one-time gain of almost $1,000,000 on the sale of the Company’s twenty-year old aircraft.

Pension income, which is reported as a reduction of cost of sales, declined to $1,156,000 for the six months ended June 30, 2003, or 53.8%, compared to $2,500,000 for the six months ended June 30, 2002. This decline is due to lower expected returns on plan assets due to the lower fair market value of the plan assets. For the full year, pension income is expected to decline 65% to $1,800,000 for the same reason.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $11.7 million at June 30, 2003, compared to $27.6 million at December 31, 2002. For the six months ended June 30, 2003, net cash used by operating activities was $4.7 million, cash used in investing activities totaled $10.0 million, cash used in financing activities amounted to $1.5 million and the favorable effect of foreign currency translation amounted to $0.3 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $7.4 million offset by a net increase in working capital of $12.1 million. This increase was primarily due to higher inventory and accounts receivable. Oil Field and Power Transmission segments inventory increases consumed $5.0 million of cash. Oilfield inventory increased due to planned inventory build in anticipation of higher demand and Power Transmission inventory increased from greater work in process from higher business levels. Accounts receivable increases used $6.7 million of cash due to sales increases in Power Transmission, which historically has longer credit terms, and the granting of more extended credit terms to various customers. Cash used in investing activities included net capital expenditures totaling $9.4 million and an increase in other long-term assets of $0.5 million. Capital expenditures in the first half of 2003 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment, the expansion into the Southeast U.S. for repairing power transmission equipment and the replacement of the Company’s twenty year-old aircraft, partially offset by the proceeds from the sale of the old plane. Capital expenditures for 2003 are projected to be in the range of $15.0 to $17.0 million. Significant components of cash used in financing activities included proceeds from short-term notes payable of $0.9 million, payments on long-term debt of $0.2 million, proceeds from the exercise of stock options of $0.2 million and dividend payments of $2.4 million or $0.36 per share.

Total debt balances at June 30, 2003, including current maturities of long-term debt, consisted of $0.9 million of short-term notes payable and $0.3 million of long-term notes payable to various banks. During the second quarter of 2003, the French operation borrowed $0.9 million of short-term notes payable in order to meet increased working capital requirements due to the business growth. As of June 30, 2003, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.7 million, consisting of short-term borrowings of $0.9 million and payments on long-term notes payable of $0.2 million during the first half of 2003.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of June 30, 2003, no amounts were outstanding of the $27.5 million of the revolving line of credit under the terms of the Bank Facility.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. A total of 1,500 shares were repurchased during the six months ended June 30, 2003, at an average price of $20.46 per share. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of June 30, 2003, the Company held 357,117 shares of treasury stock at an aggregate cost of approximately $7.4 million. Authorizations of approximately $2.1 million remained at June 30, 2003.

The Company had no significant lease or contractual obligations as of June 30, 2003, that would negatively impact cash requirements through subsequent periods.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2003.

Recently Issued Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 improves the financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements for more consistent reporting of contracts that derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 15, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a significant impact on the Company’s financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer to transfer assets or to issue equity shares. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and pre existing instruments as of the beginning of the first interim period that commences after June 15, 2003. SFAS 150 is not expected to have a significant impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated statements.

The Company extends credit to customers in the normal course of business. Management performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness. An allowance for doubtful accounts has been established to provide for estimated losses on receivable collections. The balance of this allowance is determined by regular reviews of outstanding receivables and historical experience. As the financial condition of customers change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

The Company has made significant investments in inventory to service its customers. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. Also, the Company accounts for a significant portion of its inventory under the LIFO method. The LIFO reserve can be impacted by changes in the LIFO layers and by inflation index adjustments.

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

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials and (iv) general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading purposes. The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company believes the carrying values of its long-term debt obligations approximate fair values because the interest rates on these obligations are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities. The Company’s accounts receivable are not concentrated in one customer or industry and are not viewed as an unusual credit risk.

Item 4.    Controls and Procedures

Based on their evaluation of the disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-Q, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case is scheduled for October 2003.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a Data Processing and Display for Echo Sounding Patent. The Company is vigorously defending its position that its fluid level product does not infringe the plaintiff’s patent. Trial for this case is scheduled for September 2003.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

*3.1	Articles of Incorporation, as amended, included as Exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

*3.2	Articles of Amendment to Fourth Restated Articles of Incorporation of Lufkin Industries, Inc. included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

*3.3	Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

*10.1	Shareholder Rights Agreement, dated as of May 4, 1987, included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

*10.2	1990 Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

*10.3	1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

31.1	Chief Executive Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 12, 2003

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R.D. Leslie Vice President/Treasurer/Chief Financial Officer Principal Financial and Accounting Officer