Form 10-Q
period 2003-09-30
LUFKIN INDUSTRIES INC
filed 2003-11-12
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

There were 6,562,839 shares of Common Stock, $1.00 par value per share, outstanding as of November 10, 2003, not including 329,542 shares classified as Treasury Stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of dollars)

	September 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,134	$27,608
Receivables, net	41,112	33,872
Income taxes receivable	741	713
Inventories	42,667	31,633
Deferred income tax assets	948	948
Other current assets	1,030	462

Total current assets	100,632	95,236

Property, plant and equipment, at cost	287,062	261,089
Less accumulated depreciation	200,431	179,858

	86,631	81,231

Prepaid pension costs	56,220	54,720
Goodwill, net	11,380	10,322
Other assets, net	1,823	6,846

Total assets	$256,686	$248,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$526	$—
Current portion of long-term notes payable	229	259
Accounts payable	11,839	12,003
Accrued liabilities:
Payroll and benefits	5,667	5,833
Warranty expenses	1,847	1,858
Taxes payable	4,309	4,036
Other	8,421	6,826

Total current liabilities	32,838	30,815

Deferred income tax liabilities	28,791	27,471
Postretirement benefits	10,956	10,956
Long-term notes payable, net of current portion	10	164
Shareholders’ equity:
Common stock, $1.00 par value per share;
60,000,000 shares authorized;
6,892,381 shares issued	6,892	6,892
Capital in excess of par	18,483	18,477
Retained earnings	165,667	162,838
Treasury stock, 343,292 and 364,462 shares, respectively, at cost	(7,089)	(7,524)
Accumulated other comprehensive income:
Cumulative translation adjustment	138	(1,734)

Total shareholders’ equity	184,091	178,949

Total liabilities and shareholders’ equity	$256,686	$248,355

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$71,455	$60,807	$187,593	$172,724
Cost of sales	55,244	46,605	151,049	136,253

Gross profit	16,211	14,202	36,544	36,471
Selling, general and administrative expenses	10,596	8,197	27,479	24,676

Operating income	5,615	6,005	9,065	11,795
Interest income	23	161	155	520
Interest expense	(32)	(63)	(91)	(273)
Other income (expense), net	(164)	149	1,128	248

Earnings before income tax provision	5,442	6,252	10,257	12,290
Income tax provision	2,068	2,470	3,898	4,855

Net earnings	3,374	3,782	6,359	7,435
Change in foreign currency translation adjustment	108	(294)	1,872	483

Total comprehensive income	$3,482	$3,488	$8,231	$7,918

Net earnings per share:
Basic	$0.52	$0.57	$0.97	$1.13

Diluted	$0.51	$0.56	$0.96	$1.10

Dividends per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of shares outstanding:
Basic	6,541,936	6,647,279	6,533,855	6,593,681
Diluted	6,668,012	6,807,479	6,632,587	6,748,889

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$6,359	$7,435
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,791	8,390
Deferred income tax provision	1,143	18
Pension income	(1,500)	(3,750)
Gain on disposition of property, plant and equipment	(1,032)	(38)
Changes in:
Receivables, net	(3,722)	(2,542)
Income taxes receivable	(20)	(46)
Inventories	(6,724)	(955)
Other current assets	(510)	(65)
Accounts payable	(1,834)	(1,552)
Accrued liabilities	2,411	1,172

Net cash provided by operating activities	3,362	13,151

Cash flows from investing activities:
Additions to property, plant and equipment	(11,304)	(6,532)
Proceeds from disposition of property, plant and equipment	1,177	87
Proceeds from disposition of invested funds	—	5,863
Increase in other assets	(730)	(44)
Acquisition of other companies	(3,493)	—

Net cash used in investing activities	(14,350)	(626)

Cash flows from financing activities:
Proceeds from short-term notes payable	527	—
Payments on long-term notes payable	(198)	(6,292)
Dividends paid	(3,531)	(3,495)
Proceeds from exercise of stock options	422	2,560
Purchases of treasury stock	(31)	—

Net cash used in financing activities	(2,811)	(7,227)

Effect of translation on cash and cash equivalents	325	22

Net increase (decrease) in cash and cash equivalents	(13,474)	5,320
Cash and cash equivalents at beginning of period	27,608	18,087

Cash and cash equivalents at end of period	$14,134	$23,407

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Acquisitions

During the third quarter of 2003, the Company completed two strategic acquisitions that will expand its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc, effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhances Oil Field’s product and service offerings in the oil field automation marketplace. The aggregate purchase price for these acquisitions was $3.5 million in cash.

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2003	2002
Accounts receivable	$41,332	$33,777
Notes receivable	48	335

Total receivables	41,380	34,112
Allowance for doubtful accounts	(268)	(240)

Net receivables	$41,112	$33,872

4. Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	September 30,	December 31,
	2003	2002
Land	$2,796	$2,693
Land improvements	6,783	6,690
Buildings	67,847	61,358
Machinery and equipment	192,726	173,703
Furniture and fixtures	4,200	3,898
Computer equipment and software	12,710	12,747

Total property, plant and equipment	287,062	261,089
Less accumulated depreciation	(200,431)	(179,858)

Total property, plant and equipment, net	$86,631	$81,231

Depreciation expense related to property, plant and equipment was $2.8 million and $2.7 million in the three months ended September 30, 2003 and 2002, respectively, and $8.7 million and $8.3 million in the nine months ended September 30, 2003 and 2002, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Gross inventories @ FIFO:
Finished goods	$6,517	$4,656
Work in process	8,231	6,210
Raw materials & component parts	47,013	39,174

Total gross inventories @ FIFO	61,761	50,040
Less reserves:
LIFO	17,749	17,682
Valuation	1,345	725

Total inventories as reported	$42,667	$31,633

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $42,741,000 and $37,257,000 at September 30, 2003, and December 31, 2002, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months and nine months ended September 30, 2003 and 2002, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:			:
Numerator for basic and diluted earnings per share-net earnings	$3,374	$3,782	$6,359	$7,435

Denominator:
Denominator for basic net earnings per share-weighted-average shares	6,541,936	6,647,279	6,533,855	6,593,681
Effect of dilutive securities: employee stock options	126,076	160,200	98,732	155,208

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	6,668,012	6,807,479	6,632,587	6,748,889

Basic net earnings per share	$0.52	$0.57	$0.97	$1.13

Diluted net earnings per share	$0.51	$0.56	$0.96	$1.10

Options to purchase a total of 305,811 and 132,986 shares of the Company’s common stock at September 30, 2003, and 2002, respectively, were excluded from the calculation of fully diluted earnings per share for the three months ended September 30, 2003, and options to purchase a total of 306,154 and 132,986 shares of the Company’s common stock at September 30, 2003, and 2002, respectively, were excluded from the calculation of fully diluted earnings per share for the nine months ended September 30, 2003, because their effect on fully diluted earnings per share for the period were antidilutive.

7. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case is scheduled for December 2003.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. The trial court judge is reviewing post-trial motions before finalizing the judgement, which could materially impact the amount of the verdict.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position or results of operations.

8. Segment Data

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

Three Months Ended September 30, 2003

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$41,595	$21,111	$9,550	$—	$72,256
Inter-segment sales	(440)	(319)	(42)	—	(801)

Net sales	$41,155	$20,792	$9,508	$—	$71,455

Operating income (loss)	$5,730	$1,616	$(1,731)	$—	$5,615
Other income (expense)	(215)	8	9	25	(173)

Earnings (loss) before tax provision	$5,515	$1,624	$(1,722)	$25	$5,442

Three Months Ended September 30, 2002

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$31,336	$20,069	$9,960	$—	$61,365
Inter-segment sales	(251)	(284)	(23)	—	(558)

Net sales	$31,085	$19,785	$9,937	$—	$60,807

Operating income (loss)	$3,987	$2,664	$(646)	$—	$6,005
Other income (expense)	44	80	13	110	247

Earnings (loss) before tax provision	$4,031	$2,744	$(633)	$110	$6,252

Nine Months Ended September 30, 2003

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$101,780	$56,654	$31,397	$—	$189,831
Inter-segment sales	(1,028)	(1,169)	(41)	—	(2,238)

Net sales	$100,752	$55,485	$31,356	$—	$187,593

Operating income (loss)	$11,593	$1,672	$(4,200)	$—	$9,065
Other income (expense)	(141)	156	67	1,110	1,192

Earnings (loss) before tax provision	$11,452	$1,828	$(4,133)	$1,110	$10,257

Nine Months Ended September 30, 2002

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$92,188	$53,107	$29,629	$—	$174,924
Inter-segment sales	(807)	(1,360)	(33)	—	(2,200)

Net sales	$91,381	$51,747	$29,596	$—	$172,724

Operating income (loss)	$10,239	$3,984	$(2,428)	$—	$11,795
Other income (expense)	(55)	119	25	406	495

Earnings (loss) before tax provision	$10,184	$4,103	$(2,403)	$406	$12,290

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/02	$8,492	$1,829	$—	$10,321
Goodwill acquired during year	856	—	—	856
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	203	—	203

Balance as of 9/30/03	$9,348	$2,032	$—	$11,380

Goodwill impairment tests were performed in the first quarter of 2003 and no impairment losses were recorded.

The company completed its preliminary purchase allocations of the acquisitions discussed in Footnote 2, which resulted in the addition of $856,000 of goodwill, as shown above. However, the final purchase allocations may change as a result of further fair value analysis of intangible assets.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

-	September 30, 2003	December 31, 2002
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$500	$500
Less accumulated amortization	(500)	(462)

Ending balance	$—	$38

Intangible assets not subject to amortization:
None	—	—

During the third quarter of 2003, the Company entered into two non-compete agreements worth a total of $300,000, to be paid in equal monthly installments over 5 years beginning August 2003 and ending July 2007, subject to compliance with the terms of the agreements.

10. Stock Option Plans

The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net earnings and net earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$3,374	$3,782	$6,359	$7,435

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(146)	(160)	(587)	(595)

Pro forma net earnings	$3,228	$3,622	$5,772	$6,840

Net earnings per share:
Basic net earnings per share
As reported	$0.52	$0.57	$0.97	$1.13

Pro forma	$0.49	$0.54	$0.88	$1.04

Diluted net earnings per share
As reported	$0.51	$0.56	$0.96	$1.10

Pro forma	$0.48	$0.53	$0.87	$1.01

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the nine months ended 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003 Grants	Expected dividend yield	3.23%—3.28%
	Expected stock price volatility	37.23%—38.68%
	Risk free interest rate	3.69%—3.96%
	Expected life of options	10 years

2002 Grants	Expected dividend yield	2.49%—3.19%
	Expected stock price volatility	38.31%—38.59%
	Risk free interest rate	4.85%—5.06%
	Expected life of options	10 years

Options granted during the first nine months of 2003 had a weighted average fair value of $7.63 per option and a weighted average exercise price of $22.23 per option.

11. Recently Issued Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 improves the financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements for more consistent reporting of contracts that derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS 149 and it did not have an impact on the Company’s financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer to transfer assets or to issue equity shares. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company has adopted SFAS 150 and it did not have an impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN 46), “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. This guidance applies immediately to VIEs created after January 1, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, On October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003, financial statements. While the Company is still evaluating the potential impact of FIN 46, the Company does not believe it has any VIE’s and does not believe that FIN 46 will have an impact on its consolidated financial position or results of operations.

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

During the third quarter of 2003, the Company completed two strategic acquisitions that will expand its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas. This acquisition enhances Oil Field’s product and service offerings in the oil field automation marketplace.

Results of Operations

In the second quarter of 2003, the Company incurred a one-time severance expense of $354,000 for the lay-offs and early-retirements of certain employees. These employee reductions were related to modifying the strategy of the Trailer branch facilities to focus primarily on parts from parts and service and other targeted cost reductions in areas not achieving profitability goals. The Oil Field segment incurred $89,000, Power Transmission incurred $144,000, Trailer incurred $104,000 and Corporate incurred $17,000 of this severance expense.

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002:

Net sales for the three months ended September 30, 2003, increased to $71,455,000 from $60,807,000 for the three months ended September 30, 2002. Net earnings were $3,374,000 or $0.51 per share (diluted) for the three months ended September 30, 2003, compared to net earnings of $3,782,000 or $0.56 per share (diluted) for the three months ended September 30, 2002.

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended September 30,		(Increase)/ (Decrease)	% Increase/ (Decrease)
	2003	2002
Sales
Oil Field	$41,155	$31,085	$10,070	32.4
Power Transmission	20,792	19,785	1,007	5.1
Trailer	9,508	9,937	(429)	(4.3)

Total	$71,455	$60,807	$10,648	17.5

Gross Profit
Oil Field	$10,036	$7,205	$2,831	39.3
Power Transmission	6,138	6,461	(323)	(5.0)
Trailer	37	536	(499)	(93.1)

Total	$16,211	$14,202	$2,009	14.1

Oil Field sales increased to $41,155,000, or 32.4%, in the third quarter of 2003 from $31,085,000 in the third quarter of 2002. Excluding the added sales of the two acquisitions and the benefit of the stronger Canadian dollar in the third quarter of 2003, sales increased 12.3%. This is accounted for by increased sales of new pumping units in the Middle East and U.S. and service in the U.S. from higher drilling and production activity associated with higher energy prices. This was partially offset by continued losses in commercial casting sales due to Chinese import competition. Oil Field’s backlog increased to $21,700,000 as of September 30, 2003, from $19,200,000 at June 30, 2003, and $18,300,000 at September 30, 2002, primarily from the additional backlog of Lufkin Argentina. Excluding the benefit of the Lufkin Argentina backlog, Oil Field’s backlog as of September 30, 2003, would have been $17,100,000. This decline from the prior quarter and prior year quarter is from lower commercial casting orders for the machine tool industry.

Gross profit as a percentage of sales (gross margin) for the Oil Field segment increased to 24.4% for the three months ended September 30, 2003, or 1.2% percentage points, compared to 23.2% for the prior year quarter. Excluding the impact of reduced pension income and higher utility expenses, the margin would have been 1.5% percentage points higher, or 25.9%. This margin improvement was primarily the result of higher utilization of manufacturing facilities and continued cost containment efforts.

Direct selling, general and administrative expenses for Oil Field increased to $2,224,000, or 16.5%, for the quarter ended September 30, 2003, from $1,910,000 for the quarter ended September 30, 2002. Excluding the additional expenses of Lufkin Argentina, direct selling, general and administrative expenses for Oil Field would have increased 2.8%.

Sales for the Company’s Power Transmission segment increased to $20,792,000, or 5.1%, for the third quarter of 2003 compared to $19,785,000 for the third quarter of 2002. Excluding the benefit of the stronger euro on the sales of the French division, sales would have increased 2.4%. Sales in the French operation increased, in euros, due to the addition of the high-speed product line and increased in the U.S. from sales of new high-speed units to the oil and gas and LNG markets. These gains were partially offset by a drop in sales in the U.S. gear repair business due to weakness in the sugar markets. The Company’s Power Transmission backlog at September 30, 2003, decreased to $26,400,000 from $32,400,000 at June 30, 2003, and $33,600,000 at September 30, 2002. This backlog decline was from lower orders of new high-speed units in the oil and gas market due to short-term project delays and price competition and in the power generation market from limited capital expansion activity.

Gross margin for the Power Transmission segment decreased to 29.5% for the three months ended September 30, 2003, or 3.1% percentage points, compared to 32.7% for the prior year quarter. Excluding the impact of reduced pension income and higher utility expenses, the margin decline would have been 1.2% percentage points. This decline was due to lower margins on new high-speed units in the U.S. from several large project orders comprising multiple units, which are typically more competitive and price-sensitive.

Direct selling, general and administrative expenses for Power Transmission increased to $2,895,000, or 4.3%, for the quarter ended September 30, 2003, from $2,775,000 for the quarter ended September 30, 2002. Excluding the impact of the stronger euro, expenses would have increased 0.2%.

Trailer sales for the third quarter of 2003 decreased to $9,508,000, or 4.3%, from $9,937,000 for the third quarter of 2002. In the second quarter 2003, Trailer modified the strategy of its branch locations to focus primarily on parts sales instead of parts and service. Excluding the impact of this change, trailer sales would have increased 5.4%, primarily from increased sales of flatbed trailers due to the introduction of a new model capable of carrying a fork truck. Backlog for the Trailer segment totaled $9,300,000 at September 30, 2003, compared to $8,000,000 at June 30, 2003, and $12,000,000 at September 30, 2002. The backlog increase from the prior quarter was primarily due to higher bookings in new vans from greater activity from freight haulers as U.S. shipping tonnage has grown during 2003.

Trailer gross margin declined to 0.4%, or 5.0% percentage points, for the three months ended September 30, 2003, from 5.4% for the comparable prior year quarter. Excluding the impact of reduced pension income and higher utility expenses, the margin decline would have been 1.5% percentage points. This margin decline was due to continued pricing pressure on all models of trailers in the depressed freight-hauling market.

Direct selling, general and administrative expenses for Trailer increased to $464,000, or 28.0%, for the quarter ended September 30, 2003, from $363,000 for the quarter ended September 30, 2002, due to an increase in general liability insurance claims. While insurance claim filings cannot be accurately forecasted, this increase is not expected to recur on an ongoing and regular basis.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $5,012,000, or 59.1%, for the quarter ended September 30, 2003, from $3,150,000 for the quarter ended September 30, 2002, primarily due to higher legal expenses associated with the Echometer trial in September of 2003 and the upcoming class action trial.

Interest and other income and expense for the three months ended September 30, 2003, totaled $173,000 of expense compared to income of $247,000 for the prior year quarter. The decrease was due primarily to decreased interest income from lower cash balances and losses on currency exchange.

Pension income, which is reported as a reduction of cost of sales, declined to $343,000 for the quarter ended September 30, 2003, or 72.6%, compared to $1,250,000 for the quarter ended September 30, 2002. This decline was due to lower expected returns on plan assets due to the lower fair market value of the plan assets. For the full year, pension income is expected to decline 65% to $1,800,000 for the same reason.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002:

Net sales for the nine months ended September 30, 2003, increased to $187,593,000 from $172,724,000 for the nine months ended September 30, 2002. Net earnings were $6,359,000 or $0.96 per share (diluted) for the nine months ended September 30, 2003, compared to net earnings of $7,435,000 or $1.10 per share (diluted) for the nine months ended September 30, 2002.

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2003	2002
Sales
Oil Field	$100,752	$91,381	$9,371	10.3
Power Transmission	55,485	51,747	3,738	7.2
Trailer	31,356	29,596	1,760	5.9

Total	$187,593	$172,724	$14,869	8.6

Gross Profit
Oil Field	$22,249	$20,077	$2,172	10.8
Power Transmission	14,188	14,982	(794)	(5.3)
Trailer	107	1,412	(1,305)	(92.4)

Total	$36,544	$36,471	$73	0.2

Oil Field sales increased to $100,752,000, or 10.3%, in the first nine months of 2003 from $91,381,000 in the first nine months of 2002. Excluding the added sales of the two acquisitions and the benefit of the stronger Canadian dollar in 2003, sales increased 3.1%. This is accounted for by increased sales of new pumping units in the Middle East and U.S. from higher drilling and production activity associated with higher energy prices. This increase was partially offset by a decline in sales to the Indonesia market, lower sales of new pumping units into Canada from new drilling activity in Canada focusing on shallow wells which use other forms of artificial lift, and continued losses in commercial casting sales due to Chinese import competition. Oil Field’s backlog increased to $21,700,000 as of September 30, 2003, from $12,600,000 at December 31, 2002. Excluding the benefit of the Lufkin Argentina backlog, Oil Field’s backlog as of September 30, 2003, would have been $17,100,000. The net backlog increase was primarily from increased bookings of new pumping units in the U.S. small independent market and the Middle East. Compared to the backlog of $18,300,000 at September 30, 2002, net backlog declined due to lower commercial casting orders for the machine tool industry.

Gross margin for the Oil Field segment increased slightly to 22.1% for the nine months ended September 30, 2003, or 0.1% percentage points, compared to 22.0% for the same period in the prior year. Excluding the impact of reduced pension income, severance expenses and higher utility expenses, the margin would have been 1.7% percentage points higher, or 23.8%. This margin improvement was primarily the result of higher utilization of manufacturing facilities and continued cost containment efforts.

Direct selling, general and administrative expenses for Oil Field increased to $6,024,000, or 8.1%, for the nine months ended September 30, 2003, from $5,575,000 for the nine months ended September 30, 2002. Excluding the additional expenses of Lufkin Argentina, direct selling, general and administrative expenses for Oil Field would have increased 3.4%.

Sales for the Company’s Power Transmission segment increased to $55,485,000, or 7.2%, for the first nine months of 2003 compared to $51,747,000 for the first nine months of 2002. Excluding the benefit of the stronger euro on the sales of the French division, sales would have increased 3.0%. Sales in the French operation increased, in euros, due to the addition of the high-speed product line and increased in the U.S. from sales of new high-speed units to the oil and gas and LNG markets. These gains were partially offset by a drop in sales in new low-speed units and gear repair business due to weakness in the sugar markets. The Company’s Power Transmission backlog at September 30, 2003, decreased to $26,400,000 from $30,900,000 at December 31, 2002, and $33,600,000 at September 30, 2002. This backlog decline was from lower orders of new high-speed units in the oil and gas market due to short term project delays and price competition and in the power generation market from limited capital expansion activity.

Gross margin for the Power Transmission segment decreased to 25.6% for the nine months ended September 30, 2003, or 3.4% percentage points, compared to 29.0% for the same prior year period. Excluding the impact of reduced pension income, severance expenses and higher utility expenses, the margin decline would have been 1.3% percentage points. This decline was due to lower margins on new high-speed units in the U.S. from several large project orders comprising multiple units, which are typically more competitive and price-sensitive.

Direct selling, general and administrative expenses for Power Transmission increased to $8,899,000, or 16.0%, for the nine months ended September 30, 2003, from $7,668,000 for the nine months ended September 30, 2002. Excluding the impact of the stronger euro, expenses would have increased 8.8%. This increase was due to higher third-party commissions in the U.S. associated with the above-mentioned large project orders, higher engineering expenses in France in support of the new high-speed product line and increased selling effort in the gear repair market.

Trailer sales for the first nine months of 2003 increased to $31,356,000, or 5.9%, from $29,596,000 for the first nine months of 2002. In the second quarter 2003, Trailer changed the strategy of its branch locations to focus primarily on parts sales instead of parts and service. Excluding the impact of this change, trailer sales would have increased 10.8%, primarily from increased sales of new vans as higher U.S. freight tonnage has led to more orders from freight-haulers and increased sales of floats due to the introduction of a new model capable of carrying a fork truck. These increases were partially offset by a decline in sales of dump trailers as orders from the construction market have been weak. Backlog for the Trailer segment totaled $9,300,000 at September 30, 2003, compared to $10,100,000 at December 31, 2002, and $12,000,000 at September 30, 2002. The backlog decrease was primarily due to lower bookings in new vans due the sporadic nature of large order bookings.

Trailer gross margin declined to 0.3%, or 4.5% percentage points, for the nine months ended September 30, 2003, from 4.8% for the comparable prior year period. Excluding the impact of reduced pension income, severance expenses and higher utility expenses, the margin decline would have been 1.5% percentage points. This margin decline was due to continued pricing pressure on all models of trailers in the depressed freight-hauling market.

Direct selling, general and administrative expenses for Trailer increased to $1,409,000, or 20.3%, for the nine months ended September 30, 2003, from $1,171,000 for the nine months ended September 30, 2002, due to an increase in general liability insurance claims. While insurance claim filings cannot be accurately forecasted, this increase is not expected to recur on an ongoing and regular basis.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $11,147,000, or 8.6%, for the nine months ended September 30, 2003, from $10,262,000 for the nine months ended September 30, 2002, primarily due to higher legal expenses associated with the Echometer trial in September of 2003 and the upcoming class action trial.

Interest and other income and expense for the nine months ended September 30, 2003, totaled $1,192,000 of income compared to income of $495,000 for the comparable prior year period. The increase was due primarily to the one-time gain of almost $1,000,000 on the sale of the Company’s twenty-year old aircraft, partially offset by lower interest income from lower cash balances.

Pension income, which is reported as a reduction of cost of sales, declined to $1,500,000 for the nine months ended September 30, 2003, or 60.0%, compared to $3,750,000 for the nine months ended September 30, 2002. This decline was due to lower expected returns on plan assets due to the lower fair market value of the plan assets. For the full year, pension income is expected to decline 65% to $1,800,000 for the same reason.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $14.1 million at September 30, 2003, compared to $27.6 million at December 31, 2002. For the nine months ended September 30, 2003, net cash provided by operating activities was $3.4 million, cash used in investing activities totaled $14.4 million, cash used in financing activities amounted to $2.8 million and the favorable effect of foreign currency translation amounted to $0.3 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $13.8 million offset by a net increase in working capital of $10.4 million. This increase was primarily due to higher inventory and accounts receivable, which consumed $6.7 million and $3.8 million, respectively. Oilfield inventory increased due to planned inventory build in anticipation of higher demand and Power Transmission inventory increased from greater work in process from higher business levels. Accounts receivable increased primarily in Power Transmission, which historically has longer credit terms, and the granting of more extended credit terms to various customers. Cash used in investing activities included net capital expenditures totaling $10.2 million, an increase in other long-term assets of $0.7 million and acquisitions of other companies for $3.5 million. Capital expenditures in the first nine months of 2003 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment, the expansion into the Southeast U.S. for repairing power transmission equipment and the replacement of the Company’s twenty year-old aircraft, partially offset by the proceeds from the sale of the old plane. Capital expenditures for 2003 are projected to be approximately $13.0 million. Significant components of cash used in financing activities included proceeds from short-term notes payable of $0.5 million, payments on long-term debt of $0.2 million, proceeds from the exercise of stock options of $0.4 million and dividend payments of $3.5 million or $0.54 per share.

Total debt balances at September 30, 2003, including current maturities of long-term debt, consisted of $0.5 million of short-term notes payable and $0.2 million of long-term notes payable to various banks, all associated with its French operations. As of September 30, 2003, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.3 million, consisting of short-term borrowings of $0.5 million and payments on long-term notes payable of $0.2 million during the first nine months of 2003.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of September 30, 2003, no amounts were outstanding of the $27.5 million of the revolving line of credit under the terms of the Bank Facility.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. A total of 1,500 shares were repurchased during the nine months ended September 30, 2003, at an average price of $20.46 per share. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of September 30, 2003, the Company held 343,292 shares of treasury stock at an aggregate cost of approximately $7.1 million. Authorizations of approximately $2.1 million remained at September 30, 2003.

The Company had no significant lease or contractual obligations as of September 30, 2003, that would negatively impact cash requirements through subsequent periods.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2003.

Recently Issued Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 improves the financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements for more consistent reporting of contracts that derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS 149 and it did not have a significant impact on the Company’s financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer to transfer assets or to issue equity shares. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company has adopted SFAS 150 and it did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN 46), “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. This guidance applies immediately to VIEs created after January 1, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, On October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003, financial statements. While the Company is still evaluating the potential impact of FIN 46, the Company does not believe it has any VIE’s and does not believe that FIN 46 will have an impact on its consolidated financial position or results of operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case is scheduled for December 2003.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. The trial court judge is reviewing post-trial motions before finalizing the judgement, which could materially impact the amount of the verdict.

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

Date: November 11, 2003

LUFKIN INDUSTRIES, INC.

By:	/s/ R. D. Leslie

R.D. Leslie Vice President/Treasurer/Chief Financial Officer Principal Financial and Accounting Officer