Form 10-K
period 2003-12-31
LUFKIN INDUSTRIES INC
filed 2004-03-15
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-2612

LUFKIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-0404410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 South Raguet, Lufkin, Texas	75904
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1 936/634-2211

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by “X” if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Company’s voting stock held by non-affiliates as of the last day of the second fiscal quarter, June 30, 2003, was $159,852,557.

6,733,128 shares of the Company’s Common Stock were outstanding on March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company employed approximately 1,900 people at December 31, 2003, including approximately 1,300 that were paid on an hourly basis. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

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

Foundry Castings- As part of the Company’s vertical integration strategy, the Oil Field segment operates an iron foundry to produce castings for new pumping units. In order to maximize utilization of this facility, castings for third parties are also produced.

Raw Materials:

Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials.

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

Competition:

The primary global competition for new pumping units and automation equipment is Weatherford. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the world, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total artificial lift market. While Weatherford is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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

High-Speed Gearboxes- Gearboxes where revolutions per minute (RPM) exceed 4,000 and range up to 60,000. These gearboxes require extremely high precision manufacturing and testing due to the stresses on the gearing. The ratio of increasers to reducers is fairly even. These gearboxes more typically service the energy related markets of petrochemicals, refineries, offshore production and transmission of oil and gas.

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

Raw Materials:

Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders.

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

Competition:

Despite the highly technical nature of this product, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Maag, Flender Graffenstaden, BHS, Renk, Allen Gear and Horsburgh & Scott. While price is an important factor, proven designs and workmanship are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

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

Raw Materials:

Trailer purchases a variety of raw materials in manufacturing its products. The principal raw materials are aluminum, structural and plate steel, axles, suspensions, tires, plywood and hardwood flooring. Trailer has annual contracts for aluminum in order to mitigate price fluctuations, but due to the configurable nature of its products, Trailer does not have long-term purchase contracts on its other raw material purchases. However, raw material shortages are infrequent.

Trailer (Continued)

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

In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This has caused many freight companies to go out of business, which has lead to the bankruptcy of some trailer manufacturers.

Competition:

The trailer market is highly competitive with relatively low barriers to entry. The majority of the cost of a new trailer comes from purchased materials of aluminum, steel, tires, axles and wood flooring. Since there is minimal product differentiation in this market, price is the key driver. The companies with the highest market share are Great Dane and Wabash, along with several other large manufacturers like Utility, Fontaine and Hyundai. The Company does not have a significant market share in the trailer market.

For additional information about the Company’s business segments and geographic areas, see Note 16 in Notes to Consolidated Financial Statements included in this report.

We make available, free of charge, through our website, www.lufkin.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

The Company’s major manufacturing facilities are located in and near Lufkin, Texas are owned in fee and include approximately 150 acres, a foundry, machine shop, structural shops, assembly shops and warehouses. Also, the Company has numerous service centers throughout the U.S. to support the oil field, power transmission and trailer markets. The majority of these locations are owned in fee, with some leased. Internationally, the Company also has facilities in Canada, Egypt and Argentina for the production and servicing of pumping units and has a plant in France that manufactures, assembles and services industrial gears and power transmission products throughout Europe.

Item 3. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case began in December 2003 but was postponed by the Court and is in recess until further notice.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. The trial court judge is reviewing post-trial motions before finalizing the judgment, which could materially impact the amount of the verdict. A final decision on the judgment is expected by the end of March 2004.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock Information

	2003			2002
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend
First	$25.560	$18.500	$0.18	$27.000	$21.820	$0.18
Second	27.000	18.810	0.18	29.730	23.460	0.18
Third	27.000	22.580	0.18	28.700	23.910	0.18
Fourth	29.460	22.690	0.18	28.180	22.300	0.18

The Company’s common stock is traded on the NASDAQ Stock Market (National Market) under the symbol LUFK and as of February 27, 2004, there were approximately 573 record holders of its common stock.

The Company has paid cash dividends for 64 consecutive years. Total dividend payments were $ 4,714,000, $4,670,000, and $4,481,000 in 2003, 2002 and 2001, respectively.

Securities authorized for issuance under equity compensation plans at December 31, 2003, are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	1,058,914	$22.63	436,771
Equity compensation plans not approved by security holders	—	—	—

Total	1,058,914	$22.63	436,771

(a) Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

Item 6. Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

(In millions, except per share data)	2003	2002	2001	2000	1999
Sales	$262.3	$228.7	$278.9	$254.6	$246.0
Net earnings (loss)	9.7	8.5	19.5	7.0	(1.3)
Net earnings (loss) per share
Basic	1.49	1.29	3.12	1.11	(0.20)
Diluted	1.46	1.26	3.03	1.11	(0.20)
Total assets	263.7	248.4	246.1	233.6	221.4
Long-term notes payable, net of current	0.0	0.2	0.3	7.0	9.1
Cash dividends per share	0.72	0.72	0.72	0.72	0.72

Item 6. Selected Financial Data (Continued)

Quarterly Financial Data (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales	$55.1	$61.1	$71.5	$74.6
Gross profit	9.3	11.0	16.2	15.5
Net earnings	0.8	2.2	3.4	3.3
Basic earnings per share	0.12	0.34	0.52	0.51
Diluted earnings per share	0.12	0.33	0.51	0.50

2002
Sales	$51.0	$60.9	$60.8	$56.0
Gross profit	8.2	14.1	14.2	10.3
Net earnings	0.2	3.5	3.8	1.0
Basic earnings per share	0.03	0.53	0.57	0.17
Diluted earnings per share	0.03	0.52	0.56	0.16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lufkin Industries is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures and services various highway trailers, including van, float and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

The Company’s strategy is to differentiate its products through additional value-add capabilities Examples of these capabilities are high-quality engineering, customized designs, rapid manufacturing response to demand through plant capacity, inventory and vertical integration, superior quality and customer service, and an international network of service locations. In addition, the Company’s strategy is to maintain a low debt to equity ratio in order to quickly take advantage of growth opportunities and pay dividends even during unfavorable business cycles.

In support of the above strategy, during the third quarter of 2003, the Company completed two strategic acquisitions that will expand its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc, effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhances Oil Field’s product and service offerings in the oil field automation marketplace. Also, during the fourth quarter of 2003, the Company completed the acquisition on December 9, 2003, of the operating assets and commercial operations of D&R Oilfield Services located in Drayton Valley, Alberta, Canada. This acquisition within the Oilfield segment strengthens the Company’s presence in Canada’s oil field service business.

In addition, the Company expanded its Power Transmission capabilities through a new gear repair facility in Alabama that will service the Southeast U.S. and through new high-speed gearbox manufacturing capabilities in its French operation.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the year ended December 31, 2003, increased to $262.3 million from $228.7 million for the year ended December 31, 2002, or 14.7%. Sales for 2001 were $278.9 million. This growth in 2003 was primarily driven by increased sales of new oil field equipment, new van trailers and acquisitions. The oil field market, though, has not returned to the activity levels seen in 2001. Additional segment data on sales is provided later in this section.

Gross margin for the year ended December 31, 2003, decreased to 19.8% from 20.5% for the year ended December 31, 2002, and 24.4% for year ended December 31, 2001. This overall gross margin decline was due to increased price competition in all segments, the impact of reduced volumes on plant efficiency and utilization and reduced pension income. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings. The Company reported net earnings of $9.7 million or $1.46 per share (diluted) for the year ended December 31, 2003, compared to net earnings of $8.5 million or $1.26 per share (diluted) for the year ended December 31, 2002. Net income of $19.5 million or $3.03 per share (diluted) was reported for the year ended December 31, 2001.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels decreased to 0.0% at December 31, 2003, from 0.1% at December 31, 2002. Short-term debt and the current portion of long-term debt was $0.7 million at December 31, 2003, up slightly from $0.3 million at December 31, 2002. Cash balances at December 31, 2003, were $19.4 million, down from $27.6 million at December 31, 2002, due to higher capital expenditures, acquisitions and inventory levels in support of the Company’s strategies as well as certain volume-related working capital requirements.

Other Events

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

Year Ended December 31,	2003	2002	Increase (Decrease)	% Increase (Decrease)
Sales
Oil Field	$144,082	$118,700	$25,382	21.4
Power Transmission	74,625	70,455	4,170	5.9
Trailer	43,548	39,569	3,979	10.1

Total	$262,255	$228,724	$33,531	14.7

Gross Profit
Oil Field	$32,532	$24,953	$7,579	30.4
Power Transmission	19,428	19,566	(138)	(0.1)
Trailer	57	2,319	(2,262)	(97.5)

Total	$52,017	$46,838	$5,179	11.1

Oil Field sales increased to $144.1 million, or 21.4%, for the year ended December 31, 2003, from $118.7 million for the year ended December 31, 2002. The added sales of the acquisitions and the benefit of the stronger Canadian dollar in 2003 contributed 10.4 percentage points of this increase. The balance of the increase, 11.0 percentage points, is accounted for by increased sales of new pumping units in the U.S. from higher drilling and production activity associated with higher energy prices and increased sales of automation equipment from new product offerings. This increase was partially offset by a decline in sales of new pumping units into Canada from new drilling activity in Canada focusing on shallow wells, which use other forms of artificial lift. Oil Field’s backlog increased to $25.0 million as of December 31, 2003, from $12.6 million at December 31, 2002. This backlog increase was primarily from a $5.8 million benefit from the Argentina acquisition, increased bookings of new pumping units in the U.S. small independent market, increasing deep-well drilling activity in Canada and Foundry machine tool orders from a general improvement in the U.S. industrial markets.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 22.6% for year ended December 31, 2003, compared to 21.1% for the year ended December 31, 2002, or 1.5 percentage points. This margin improvement was primarily the result of higher utilization of manufacturing facilities and continued cost containment efforts. This was partially offset by the 1.4 percentage point impact of reduced pension income, which is discussed at the end of this section, and severance expenses.

Direct selling, general and administrative expenses for Oil Field increased to $8.4 million, or 10.7%, for year ended December 31, 2003, 2003, from $7.6 million for the for year ended December 31, 2002. The additional expenses of Lufkin Argentina contributed 7.9% percentage points of this increase.

Sales for the Company’s Power Transmission segment increased to $74.6 million, or 5.9%, for the year ended December 31, 2003, compared to $70.5 million for the year ended December 31, 2002. The benefit of the stronger euro on the sales of the French division contributed 3.8 percentage points of this increase. The additional 2.1 percentage points of growth was the result of increased sales in the French operation, in euros, due to the addition of the high-speed product line and increased sales in the U.S. from new high-speed units to the oil and gas markets and the gear repair expansion in the Southeast U.S. These gains were partially offset by a drop in sales in new low-speed units to the rubber market due to capital spending restraints from poor market conditions in the tire industry. The Company’s Power Transmission backlog at December 31, 2003, decreased to $24.8 million from $30.9 million at December 31, 2002. This backlog decline was from lower orders of new high-speed units in the oil and gas market due to short-term project delays and price competition and lower orders in the power generation market from limited capital expansion activity.

Gross margin for the Power Transmission segment decreased to 26.0% for the year ended December 31, 2003, compared to 27.8% for the year ended December 31, 2002, or 1.8 percentage points. This decline was due to lower margins on new high-speed units in the U.S. from several large project orders comprising multiple units, which are typically more competitive and price-sensitive and the 1.4 percentage point impact of reduced pension income and severance expenses.

Direct selling, general and administrative expenses for Power Transmission increased to $11.9 million, or 17.0%, for the year ended December 31, 2003, from $10.2 million for the year ended December 31, 2002. Of this increase, the stronger euro contributed 7.2 percentage points. The balance of the increase was due to higher third-party commissions in the U.S. associated with the above-mentioned large project orders, higher engineering expenses in France in support of the new high-speed product line and increased selling effort in the gear repair market.

Trailer sales for the year ended December 31, 2003, increased to $43.5 million, or 10.1%, from $39.6 million for the year ended December 31, 2002. This growth was negatively impacted by 5.8 percentage points from the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. The 15.9 percentage point increase in other trailer sales was primarily from increased sales of new vans as higher U.S. freight tonnage has led to more orders from freight-haulers and increased sales of floats due to the introduction of a new model. These increases were partially offset by a decline in sales of dump trailers as orders from the construction market have been weak. Backlog for the Trailer segment totaled $11.1 million at December 31, 2003, compared to $10.1 million at December 31, 2002. The backlog increase was primarily from floats due to the growth in demand for the new model.

Trailer gross margin declined to 0.1% for the year ended December 31, 2003, from 5.9% for the year ended December 31, 2002, or 5.8 percentage points This margin decline was due to continued pricing pressure on all models of trailers in the depressed freight-hauling market and the 3.1 percentage point impact of reduced pension income and severance expenses.

Direct selling, general and administrative expenses for Trailer increased to $2.1 million, or 36.1%, for the year ended December 31, 2003, from $1.5 million for the year ended December 31, 2002, due to an increase in general liability insurance claims. While insurance claim filings cannot be accurately forecasted, this increase is not expected to recur on an ongoing and regular basis.

Corporate administrative expenses, which are allocated to the segments primarily based on sales, increased to $15.2 million, or 7.3%, for the year ended December 31, 2003, from $14.2 million for the year ended December 31, 2002, primarily due to higher legal expenses associated with the Echometer trial in September of 2003 and the class action trial in December of 2003.

Investment income, interest expense and other income and expense for the year ended December 31, 2003, totaled $1.2 million of income compared to income of $0.4 million for the year ended December 31, 2002. The increase was due primarily to the one-time gain of almost $1,000,000 on the sale of the Company’s twenty-year old aircraft, partially offset by lower interest income from lower cash balances.

Pension income, which is reported as a reduction of cost of sales, declined to $1.8 million for the year ended December 31, 2003, or 65.1%, compared to $5.3 million for the year ended December 31, 2002. This decline was primarily due to lower expected returns on plan assets due to the lower fair market value of the plan assets. Pension income in 2004 is expected to increase to approximately $3.0 million due to higher fair market value of the plan assets increasing the expected return. In deriving this forecast, the Company reviewed its assumptions for 2004 and lowered the discount rate to 6.25% from 6.75%, the expected long-term return on assets to 8.50% from 8.75% and the compensation rate increase to 4.25% from 4.50%.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

Year Ended December 31,	2002	2001	Increase (Decrease)	% Increase (Decrease)
Sales
Oil Field	$118,700	$182,271	$(63,571)	(34.9)
Power Transmission	70,455	62,498	7,957	12.7
Trailer	39,569	34,138	5,431	15.9

Total	$228,724	$278,907	$(50,183)	(18.0)

Gross Profit
Oil Field	$24,953	$48,876	$(23,923)	(48.9)
Power Transmission	19,566	18,946	620	3.3
Trailer	2,319	227	2,092	921.6

Total	$46,838	$68,049	$(21,211)	(31.2)

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

Sales for the Company’s Power Transmission segment increased to $70.5 million, or 12.7%, for the year ended December 31, 2002, compared to $62.5 million for the year ended December 31, 2001. High-speed applications serving the oil and gas, refinery and petrochemical markets increased in 2002 with some improvement seen in low-speed applications for the sugar and marine markets. However, demand in the power generation, steel and rubber markets continues to remain weak, contributing to the decline in Power Transmission backlog to $30.9 million as of December 31, 2002, compared to $31.5 million as of December 31, 2001.

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

Corporate administrative expenses, which are allocated to the segments primarily based on sales, increased to $14.2 million, or 6.8%, for the year ended December 31, 2002, from $13.3 million for the year ended December 31, 2001, due to costs associated with the settlement of the labor dispute in the fourth quarter of 2002 and higher legal expenses associated with ongoing and routine litigation.

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

The Company’s cash balance totaled $19.4 million at December 31, 2003, compared to $27.6 million at December 31, 2002. For the year ended December 31, 2003, net cash provided by operating activities was $13.5 million, cash used in investing activities totaled $18.5 million, cash used in financing activities amounted to $3.3 million and the favorable effect of foreign currency translation amounted to $0.1 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $20.4 million offset by a net increase in working capital of $6.9 million. This increase was primarily due to higher inventory and accounts receivable, which consumed $5.2 million and $3.1 million, respectively. Oilfield inventory increased due to planned inventory build in anticipation of higher demand. Accounts receivable increased primarily in Oil Field and Power Transmission due to higher revenue volumes and the granting of more extended credit terms to various international customers where longer credit terms are customary. Cash used in investing activities included net capital expenditures totaling $11.8 million, an increase in other long-term assets of $0.9 million and acquisitions of other companies for $5.8 million. Capital expenditures in 2003 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment, the expansion into the Southeast U.S. for repairing power transmission equipment and the replacement of the Company’s twenty year-old aircraft, partially offset by the proceeds from the sale of the old plane. Capital expenditures for 2004 are projected to be approximately $12.0 to $14.0 million. Significant components of cash used in financing activities included proceeds from short-term notes payable of $0.5 million, payments on long-term debt of $0.3 million, proceeds from the exercise of stock options of $1.2 million and dividend payments of $4.7 million or $0.72 per share.

Total debt balances at December 31, 2003, including current maturities of long-term debt, consisted of $0.5 million of short-term notes payable and $0.2 million of long-term notes payable, all current, to various banks. This debt is all associated with its French operations. As of December 31, 2003, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.3 million, consisting of short-term borrowings of $0.5 million and payments on long-term notes payable of $0.2 million during 2003.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of December 31, 2003, no amounts were outstanding of the $27.5 million of the revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. The repayment terms are 60 days with interest calculated at the Euro Overnight Index Average plus an applicable margin, with specific accounts receivable provided as security. As of December 31, 2003, $0.5 million was outstanding with this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. A total of 1,500 shares were repurchased during the year ended December 31, 2003, at an average price of $20.46 per share. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2003, the Company held 302,239 shares of treasury stock at an aggregate cost of approximately $6.2 million. Authorizations of approximately $2.1 million remained at December 31, 2003.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(Thousands of dollars)	Total	2004	2005 & 2006	2007 & 2008	Beyond 2008
Operating lease obligations	$400	$309	$77	$14	$—
Contractual commitments for capital expenditures	156	156	—	—	—
Long-term debt	196	196	—	—	—

Total	$752	$661	$77	$14	$—

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2004 based on taxable income levels. Also, The Company has various retirement plans for which the Company has committed a certain level of benefit. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $3.0 million annually, depending on participation levels in these plans.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2004.

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

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN 46), “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. This guidance applies immediately to VIEs created after January 1, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, On October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003, financial statements. The Company has adopted FIN 46 and it did not have an impact on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures to those in the original Statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. Except for certain items, the provisions of the revised Statement were effective for fiscal years ending after December 15, 2003, and the Company has adopted these disclosure requirements in this Annual Report on 10-K. As is permitted in the revised Statement, the Company has deferred disclosure of estimated future benefit payments, the disclosure of which is effective for fiscal years ending after June 15, 2004.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying value can be recovered through projected undiscounted cash flows, based on expected future operating results. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value and thereby possibly requiring an impairment charge in the future.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following impact on 2003 results:

(Thousands of dollars)	.25 Percentage Point Increase	.25 Percentage Point Decrease
Effect of change in discount rate on net periodic benefit cost (income)	$(368)	$385
Effect of change in long-term rate of return on plan assets on net periodic benefit cost (income)	$(409)	$409

Forward-Looking Statements and Assumptions

This Annual Report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials, (iv) currency exchange rate fluctuations in the markets in which the Company operates, (v) changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates, (vi) costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments and (vii) general industry, political and economic conditions in the markets where the Company’s procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit with its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations. The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of December 31, 2003, this inter-company debt was comprised of 0.8 million euros and 2.7 million Canadian dollars. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Lufkin Industries, Inc:

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the two years then ended. Our audits also include the 2003 and 2002 financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements of Lufkin Industries, Inc. as of December 31, 2001, and for the year then ended, prior to the revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Notes 1 and 8, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002, and have also been adjusted to provide for a reclassification between current and non- current other assets. We audited the transitional disclosures and reclassification described above. Our procedures included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, (b) reviewing the underlying records obtained from management associated with the reclassification and (c) testing the mathematical accuracy of either the reclassification or the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the transitional disclosures and the noted reclassification for 2001 in Notes 1 and 8 are appropriate. However we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche, LLP

Houston, Texas

March 4, 2004

Below is a copy of the report previously issued by Arthur Andersen LLP, the Company’s former independent public auditors, in connection with the Company’s Annual Report for the year ended December 31, 2001. Arthur Andersen is unable to issue an updated report. Certain financial statements covered by this opinion have not been included in the accompanying financial statements.

To the Shareholders of Lufkin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. (a Texas corporation) and subsidiaries (collectively, the Company) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Arthur Andersen LLP

Houston, Texas

February 8, 2002

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Thousands of dollars, except share and per share data)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$19,408	$27,608
Receivables, net	42,908	33,872
Income taxes receivable	—	713
Inventories	39,460	31,633
Deferred income tax assets	1,472	948
Other current assets	1,051	462

Total current assets	104,299	95,236

Property, plant and equipment, net	89,000	81,231
Prepaid pension costs	56,563	54,720
Goodwill, net	11,539	10,322
Other assets, net	2,255	6,846

Total assets	$263,656	$248,355

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$493	$—
Current portion of long-term notes payable	196	259
Accounts payable	14,037	12,003
Accrued liabilities:
Payroll and benefits	5,965	5,833
Accrued warranty expenses	1,698	1,858
Taxes payable	4,361	4,036
Other	6,718	6,826

Total current liabilities	33,468	30,815

Deferred income tax liabilities	31,349	27,471
Postretirement benefits	10,643	10,956
Long-term notes payable, net of current portion	—	164

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par $1 per share; 60,000,000 shares authorized; 6,892,381 shares issued	6,892	6,892
Capital in excess of par	18,480	18,477
Retained earnings	167,862	162,838
Treasury stock, 302,239 shares and 364,462 shares, respectively, at cost	(6,244)	(7,524)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,206	(1,734)

Total shareholders’ equity	188,196	178,949

Total liabilities and shareholders’ equity	$263,656	$248,355

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2003, 2002 and 2001

(Thousands of dollars, except per share data)

	2003	2002	2001
Sales	$262,255	$228,724	$278,907

Cost of sales	210,238	181,886	210,858

Gross profit	52,017	46,838	68,049

Selling, general and administrative expenses	37,544	33,428	35,045

Operating income	14,473	13,410	33,004
Investment income	187	607	437
Interest expense	(125)	(285)	(873)
Other income (expense), net	1,171	35	(268)

Earnings before income taxes	15,706	13,767	32,300

Income tax provision	5,968	5,232	12,758

Net earnings	$9,738	$8,535	$19,542

Net earnings per share:
Basic	$1.49	$1.29	$3.12
Diluted	$1.46	$1.26	$3.03

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

& COMPREHENSIVE INCOME

Years ended December 31, 2003, 2002 and 2001

(Thousands of dollars, except share and per share data)

	Common Stock		Capital In Excess Of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Compre- hensive Income (Loss)
	Shares	Amount
Balance, Dec. 31, 2000	6,892,381	$6,892	$18,069	$143,912	$(13,977)	$(2,245)
Comprehensive income:
Net earnings				19,542			$19,542
Other comprehensive income, net of tax
Foreign currency translation adjustment						(471)	(471)

Comprehensive income							19,071

Cash dividends, $.72 per share				(4,481)
Stock grant (1,089 shares)			1		23
Exercise of stock options (176,319 shares)			130		3,604

Balance, Dec. 31, 2001	6,892,381	6,892	18,200	158,973	(10,350)	(2,716)
Comprehensive income:
Net earnings				8,535			8,535
Other comprehensive income, net of tax
Foreign currency translation adjustment						982	982

Comprehensive income							9,517

Cash dividends, $.72 per share				(4,670)
Exercise of stock options (137,886 shares)			277		2,826

Balance, Dec. 31, 2002	6,892,381	6,892	18,477	162,838	(7,524)	(1,734)
Comprehensive income:
Net earnings				9,738			9,738
Other comprehensive income, net of tax
Foreign currency translation adjustment						2,940	2,940

Comprehensive income							$12,678

Cash dividends, $.72 per share				(4,714)
Treasury stock purchases (1,500 shares)					(31)
Exercise of stock options (64,962 shares)			3		1,311

Balance, Dec. 31, 2003	6,892,381	$6,892	$18,480	$167,862	$(6,244)	$1,206

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$9,738	$8,535	$19,542
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Depreciation and amortization	11,653	11,417	11,523
Deferred income tax provision	2,153	1,789	4,536
Pension income	(1,843)	(5,283)	(5,945)
Postretirement benefits	(313)	(67)	51
(Gain) loss on disposition of property, plant and equipment	(1,018)	(22)	406
Increase (decrease) in cash flows from changes in working capital excluding effects of acquisitions:
Receivables, net	(5,165)	2,674	4,538
Income taxes receivable	47	(39)	565
Inventories	(3,102)	3,576	18
Other current assets	(354)	298	(67)
Accounts payable	177	399	(2,321)
Accrued liabilities	1,544	(941)	1,852

Net cash provided by operating activities	13,517	22,336	34,698

Cash flows from investing activities:
Additions to property, plant and equipment	(13,006)	(10,410)	(7,909)
Proceeds from disposition of property, plant and equipment	1,212	293	212
Acquisition of other companies	(5,798)	—	—
Decrease in invested funds	—	5,863	2
Increase in other assets	(859)	(8)	(6)

Net cash used in investing activities	(18,451)	(4,262)	(7,701)

Cash flows from financing activities:
Proceeds from (payments of) short-term debt, net	493	—	(7,790)
Payments of long-term notes payable	(260)	(6,731)	(1,721)
Dividends paid	(4,714)	(4,670)	(4,481)
Proceeds from exercise of stock options	1,179	2,628	3,174
Purchases of treasury stock	(31)	—	—

Net cash used in financing activities	(3,333)	(8,773)	(10,818)

Effect of translation on cash and cash equivalents	67	220	(95)

Net increase in cash and cash equivalents	(8,200)	9,521	16,084
Cash and cash equivalents at beginning of year	27,608	18,087	2,003

Cash and cash equivalents at end of year	$19,408	$27,608	$18,087

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Corporate Organization and Summary of Significant Accounting Policies

Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the “Company”) manufacture and sell oil field pumping units, power transmission products and highway trailers throughout the world.

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

Foreign currencies: Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting gain or loss shown in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet. Income statement accounts are translated at the average exchange rates prevailing during the period. Any gains or losses on transactions denominated in another foreign currency are included in income as incurred.

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

Inventories: The Company reports its inventories by using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods less reserves necessary to report inventories at the lower of cost or estimated market. Inventory costs include material, labor and factory overhead. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. In July, 1998, the Company began capitalizing certain maintenance and supplies inventories to better match the estimated cost of such inventories with the related equipment produced. Such inventories were capitalized and were amortized over the three years of their estimated use and had the effect of increasing net earnings by $0.3 million ($0.05 per diluted share) in 2001.

Property, plant and equipment (P. P. & E.): The Company records investments in these assets at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Gains or losses realized on the sale or retirement of these assets are reflected in income. The Company periodically reviews its P. P. & E. for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Depreciation for financial reporting purposes is provided on a straight-line method based upon the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. The following is a summary of the Company’s P. P. & E. useful lives:

Useful Life (In Years)
Land	—
Land improvements	10.0 – 25.0
Buildings	12.5 – 40.0
Machinery and equipment	3.0 – 15.0
Furniture and fixtures	5.0 – 12.5
Computer equipment and software	3.0 – 7.0

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

Goodwill and other intangible assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill and intangible asserts with indefinite lives and requires that such assets be tested for impairment at least annually. During the first quarter of 2003, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: Deferred income tax assets or liabilities are recorded based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. See Footnote 6 for more detail.

Financial instruments: The Company’s financial instruments include cash, accounts receivable, accounts payable and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments. The Company believes the carrying value of its long-term debt, all current, approximates fair value because the interest rates of this debt are comparable to what the Company believes it could currently obtain for debt with similar terms and maturities.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, as of the quarter ended March 31, 2001. These statements establish accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded on the balance sheet as either an asset or a liability measured at its fair value. As of December 31, 2003, the Company had no reportable derivatives.

Stock-based compensation: The Company has elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro-forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” APB No. 25 requires no recognition of compensation expense for most stock-based compensation arrangements.

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

Recently issued accounting pronouncements: On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 improves the financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements for more consistent reporting of contracts that derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS 149 and it did not have an impact on the Company’s financial position or results of operations.

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

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN 46), “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. This guidance applies immediately to VIEs created after January 1, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, On October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003, financial statements. The Company has adopted FIN 46 and it did not have an impact on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures to those in the original Statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. Except for certain items, the provisions of the revised Statement were effective for fiscal years ending after December 15, 2003, and the Company has adopted these disclosure requirements in this Annual Report on 10-K. As is permitted in the revised Statement, the Company has deferred disclosure of estimated future benefit payments, the disclosure of which is effective for fiscal years ending after June 15, 2004.

(2) Acquisitions

During the third quarter of 2003, the Company completed two strategic acquisitions that will expand its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc, effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhances Oil Field’s product and service offerings in the oil field automation marketplace. The aggregate purchase price for these acquisitions was $3.9 million in cash.

During the fourth quarter of 2003, the Company completed the acquisition on December 9, 2003, of the operating assets and commercial operations of D&R Oilfield Services located in Drayton Valley, Alberta, Canada. This acquisition within the Oilfield segment strengthens the Company’s presence in Canada’s oil field service business. The aggregate purchase price for this acquisition was $1.9 million in cash.

The Company has substantially completed the purchase allocation process for these three acquisitions, but additional adjustments may be made in 2004 as final valuations and analysis of fair values are completed. As part of the purchase allocation process, certain goodwill and intangible balances were impacted in 2003, as seen in Footnote 8.

(3) Receivables

The following is a summary of the Company’s receivable balances:

(Thousands of dollars)	2003	2002
Accounts receivable	$43,154	$33,777
Notes receivable	45	335

	43,199	34,112
Allowance for doubtful accounts	(291)	(240)
Net receivables	$42,908	$33,872

Bad debt expense/(recovery) related to receivables was $0.1 million, ($0.1) million and $0.5 million in 2003, 2002 and 2001, respectively.

(4) Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances:

(Thousands of dollars)	2003	2002
Land	$3,060	$2,693
Land improvements	6,864	6,690
Buildings	65,197	61,358
Machinery and equipment	186,361	173,703
Furniture and fixtures	3,978	3,898
Computer equipment and software	12,892	12,747

Total property, plant and equipment	278,352	261,089
Less accumulated depreciation	(189,352)	(179,858)

Total property, plant and equipment, net	$89,000	$81,231

Depreciation expense related to property, plant and equipment was $11.6 million, $11.3 million and $11.0 million in 2003, 2002 and 2001, respectively.

(5) Earnings per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2003, 2002 and 2001 is illustrated below:

(Thousands of dollars, except share and per share data)	2003	2002	2001
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$9,738	$8,535	$19,542

Denominator:
Denominator for basic earnings per share-weighted-average shares	6,542,436	6,610,312	6,270,505
Effect of dilutive securities: employee stock options	105,380	150,328	148,436

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	6,647,816	6,760,640	6,418,941

Basic earnings per share	$1.49	$1.29	$3.12

Diluted earnings per share	$1.46	$1.26	$3.03

Options to purchase a total of 305,311, 312,896 and 120,986 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2003, 2002 and 2001, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(6) Income Taxes

Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)	2003	2002
Current deferred income tax assets
Gross assets	$4,872	$3,469
Gross liabilities	(3,400)	(2,521)

Total current deferred income tax assets, net	1,472	948

Noncurrent deferred income tax liabilities
Gross assets	12,021	10,498
Gross liabilities	(43,370)	(37,969)

Total noncurrent deferred income tax liabilities, net	(31,349)	(27,471)

Net deferred income tax liabilities	$(29,877)	$(26,523)

In 2003, noncurrent deferred income tax liabilities were increased by $891,000 from the preliminary purchase accounting for the Argentina acquisition and did not impact the income tax provision.

(6) Income Taxes (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)	2003	2002
Inventories	$(1,177)	$(957)
Prepaid pension costs	(20,330)	(19,621)
Payroll and benefits	999	233
Accrued warranty expenses	520	610
Postretirement benefits	4,119	4,076
Depreciation	(13,877)	(11,987)
Other, net	(131)	1,123

Net deferred income tax liabilities	$(29,877)	$(26,523)

The income tax provision for 2003, 2002 and 2001 consisted of the following:

(Thousands of dollars)	2003	2002	2001
Current	$3,505	$3,187	$8,222
Deferred	2,463	2,044	4,536

Total	$5,968	$5,231	$12,758

As noted above, in 2003, certain purchase entries of $891,000 related to the preliminary purchase accounting for the Argentina acquisition increased deferred tax liabilities and did not impact the income tax provision.

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2003	2002	2001
Tax provision computed at statutory rate	$5,497	$4,818	$11,305
Tax effect of:
Expenses for which no benefit was realized	114	447	591
Change in effective state tax rate	411	—	—
State taxes net of federal benefit	225	236	777
Benefit of export incentives	(347)	(564)	(33)
Other, net	68	294	118

Provision for income taxes	$5,968	$5,231	$12,758

Cash payments for income taxes totaled $2,278,000, $3,787,000 and $5,791,000 for 2003, 2002 and 2001, respectively.

(7) Inventories

Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2003	2002
Gross inventories @ FIFO:
Finished goods	$3,475	$4,656
Work in process	7,411	6,210
Raw materials & component parts	47,967	39,174

Total gross inventories @ FIFO	58,853	50,040

Less reserves:
LIFO	17,778	17,682
Valuation	1,615	725

Total inventories as reported	$39,460	$31,633

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $40,166,000 and $37,257,000 at December 31, 2003 and 2002, respectively.

During 2003 and 2002, LIFO inventories were reduced in certain LIFO pools and these reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years. The impact of the reductions increased net income in 2003 by approximately $2,000, net of taxes ($0.00 per diluted share) and reduced net income in 2002 by approximately $34,000, net of taxes ($0.00 per diluted share).

(8) Goodwill & Acquired Intangible Assets

Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

Acquired Intangible Assets

(Thousands of dollars)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-Compete Agreements
As of December 31, 2002	$500	$(462)
As of December 31, 2003	$463	$(8)

Unamortized intangible assets:
None

Aggregate Amortization Expense:

For the year ended 12/31/01	$76
For the year ended 12/31/02	$76
For the year ended 12/31/03	$46

Estimated Amortization Expense:

For the year ended 12/31/04	$93
For the year ended 12/31/05	$93
For the year ended 12/31/06	$93
For the year ended 12/31/07	$93
For the year ended 12/31/08	$83

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. All prior-year agreements expired in 2003 and two additional agreements were signed in 2003. Expenses related to the expired non-compete agreements were $50,000, $64,000 and $64,000 for the years 2003, 2002 and 2001, respectively and expenses on the new agreements were $31,000 in 2003. Estimated expenses for these two new agreements are $75,000 for the years 2004 through 2006 and $44,000 in 2007.

(8) Goodwill & Acquired Intangible Assets (Continued)

Goodwill

Had the non-amortization provisions of SFAS No. 142 been in effect in years prior to the adoption year of 2002, the impact on earnings at December 31, 2003, 2002 and 2001 would have been:

(Thousands of dollars, except per share amounts)	2003	2002	2001
Reported net earnings	$9,738	$8,535	$19,542
Add back: Goodwill Amortization	—	—	229

Adjusted net earnings	$9,738	$8,535	$19,771

Basic earnings per share:
Reported net earnings	$1.49	$1.29	$3.12
Add back: Goodwill Amortization	—	—	0.04

Adjusted net earnings	$1.49	$1.29	$3.16

Diluted earnings per share:
Reported net earnings	$1.46	$1.26	$3.03
Add back: Goodwill Amortization	—	—	0.04

Adjusted net earnings	$1.46	$1.26	$3.07

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/02	$8,492	$1,829	$—	$10,321
Goodwill acquired during year	856	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	362	—	362

Balance as of 12/31/03	$9,348	$2,191	$—	$11,539

Goodwill impairment tests were performed in the first quarter of 2003 and no impairment losses were recorded.

(9) Debt Obligations

During the fourth quarter of 2002, the Company completed and signed a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of December 31, 2003, no amounts were outstanding of the $27.5 million of the revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. The repayment terms are 60 days with interest calculated at the Euro Overnight Index Average plus an applicable margin, with specific accounts receivable provided as security. As of December 31, 2003, $0.5 million was outstanding with this borrowing arrangement.

(9) Debt Obligations (Continued)

The Company’s long-term notes payable at December 31, 2003 and 2002 consisted of the following:

(Thousands of dollars, except payment amounts)	2003	2002
Notes payable to banks denominated in euros, interest ranging from 3.7% to 4.9%, due in quarterly installments ranging from $10,000 to $52,000 secured by certain assets, maturing through 2004	196	423
Less—current maturities of long-term notes payable	—	(259)

Total	$196	$164

Principal payments of long-term notes payable as of December 31, 2003 are as follows:

(Thousands of dollars)
Year ending December 31,
2004	$196
2005	—
2006	—
2007	—
2008	—

Total	$196

Cash payments for interest totaled $13,000, $315,000 and $838,000 in 2003, 2002 and 2001, respectively.

(10) Stock Option Plans

The Company has two stock option plans, the 2000 plan for employees and the 1996 plan for non-employee directors, that provide for the granting of options to outside directors and key employees to purchase an aggregate of not more than 1,050,000 shares of the Company’s common stock at fair market value on the date of grant. Options become exercisable from the initial grant date to four years after the grant date. The options expire ten years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plans. The 1990 plan, which originally was authorized to grant 1,100,000 options, will remain in effect until all awards granted under this plan have been satisfied or expire. As of December 31, 2003, 486,210 options remained outstanding and exercisable from the 1990 plan.

The following table summarizes activity under the Company’s stock option plans:

	2003	2002	2001
Options outstanding, beginning of year	963,048	949,691	997,853
Granted (per share)
2001 ($18.375 to $25.960)			145,457
2002 ($22.575 to $28.900)		154,404
2003 ($21.920 to $25.750)	179,203
Exercised (per share)
2001 ($14.000 to $21.750)			(176,319)
2002 ($14.000 to $25.455)		(137,886)
2003 ($14.000 to $22.750)	(64,962)
Forfeited (per share)
2001 ($14.000 to $38.000)			(17,300)
2002 ($17.500 to $39.375)		(3,161)
2003 ($14.000 to $38.000)	(18,375)

Options outstanding, end of year	1,058,914	963,048	949,691

(10) Stock Option Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price	Number Exercisable at 12/31/03	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price
$14.000-$18.375	348,482	6.0 years	$16.17	331,683	6.0 years	$16.06
$20.000-$22.575	232,155	4.8 years	$21.67	232,341	4.9 years	$21.66
$22.750-$33.375	401,479	8.4 years	$25.90	126,015	6.6 years	$27.35
$35.250-$39.875	76,798	3.9 years	$37.82	76,798	3.9 years	$37.82

$14.000-$39.875	1,058,914	6.5 years	$22.63	766,837	5.5 years	$21.79

The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

		2003	2002	2001
Net earnings, as reported		$9,738	$8,535	$19,542
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(740)	(750)	(689)
Pro forma net earnings		$8,998	$7,785	$18,853
Earnings per share:
Basic earnings per share	As reported	$1.49	$1.29	$3.12
	Pro forma	$1.38	$1.18	$3.01
Diluted earnings per share	As reported	$1.46	$1.26	$3.03
	Pro forma	$1.35	$1.15	$2.94

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003 Grants	2002 Grants	2001 Grants
Expected dividend yield	2.96%-3.28%	2.49%-3.19%	2.80%-3.80%
Expected stock price volatility	37.23%-38.68%	38.31%-38.59%	35.74%-37.91%
Risk free interest rate	3.69%-4.46%	4.08%-5.06%	4.68%-5.43%
Expected life of options	10 years	10 years	8-10 years

Options granted during 2003 had a weighted average fair value of $8.52 per option and a weighted average exercise price of $23.59 per option, options granted during 2002 had a weighted average fair value of $9.41 per option and a weighted average exercise price of $25.15 per option and options granted during 2001 had a weighted average fair value of $8.33 per option and a weighted average exercise price of $22.98 per option. At December 31, 2003, 436,771 options authorized remained available to be granted.

(11) Stock Repurchase Plan

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. A total of 1,500 shares were repurchased during the year ended December 31, 2003, at an average price of $20.46 per share. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2003, the Company held 302,239 shares of treasury stock at an aggregate cost of approximately $6.2 million. Authorizations of approximately $2.1 million remained December 31, 2003.

(12) Capital Stock

The Company has adopted a “Shareholder Rights Plan” (the “Plan”) designed to protect against unsolicited attempts to acquire control of the Company that the Board believes are not in the best interest of the shareholders. The Plan provides for the possible issuance of a dividend of one common stock purchase right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at an exercise price of $75, subject to adjustment. Under certain circumstances, the rights entitle holders to purchase the common stock of the Company or an acquiring company having a value of twice the exercise price of the rights. The rights would become exercisable, or transferable apart from the common stock, ten days after a person or group acquired 20% or more, or announced or made a tender offer for 30% or more, of the outstanding common stock. Under certain circumstances, all rights owned by an acquiring person would be null and void. The rights expire on May 31, 2006, and may be redeemed by the Company at any time prior to the occurrence of certain events at $.05 per right.

The Company is also authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

(13) Retirement Benefits

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

The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical benefits, and the other plan provides life insurance benefits. Both plans are contributory, with retiree contributions adjusted periodically. The Company accrues the estimated costs of the plans over the employee’s service periods. The Company’s postretirement health care plan is unfunded. For measurement purposes, the submitted claims medical trend was assumed to be 9.25% in 1997. Thereafter, the Company’s obligation is fixed at the amount of the Company’s contribution for 1997.

The Company also has qualified defined contribution retirement plans covering substantially all of its employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 6% (in 1% increments) which is not subject to match by the Company. All obligations of the Company are funded through December 31, 2003. The Company’s expense for these plans totaled $1,949,000, $1,852,000 and $1,948,000 in 2003, 2002 and 2001, respectively.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral is permitted under FSP FAS 106-1.

(13) Retirement Benefits (Continued)

Obligations and Funded Status

At December 31	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$131,206	$128,346	$9,527	$9,601
Service cost	3,870	3,607	201	170
Interest cost	8,852	8,379	727	625
Plan participants’ contributions	—	—	1,342	1,321
Amendments	3,273	8	—	—
Actuarial loss (gain)	8,271	(2,687)	2,567	(77)
Benefits paid	(6,996)	(6,537)	(2,583)	(2,113)

Benefit obligation at end of year	148,476	131,206	11,781	9,527

Change in plan assets
Fair value of plan assets at beginning of year	167,325	186,037	—	—
Actual return on plan assets	29,041	(12,175)	—	—
Employer contribution	—	—	—	—
Plan participants’ contributions	—	—	—	—
Benefits paid	(6,996)	(6,537)	—	—

Fair value of plan assets at end of year	189,370	167,325	—	—

Funded status	40,894	36,119	(11,781)	(9,527)
Unrecognized net actuarial loss (gain)	15,141	21,961	1,138	(1,429)
Unrecognized prior service cost (benefit)	4,872	1,910	—	—
Unrecognized net transition asset	(4,344)	(5,270)	—	—

Net amount recognized	$56,563	$54,720	$(10,643)	$(10,956)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid pension costs	$56,563	$54,720	$—	$—
Postretirement benefits	—	—	(10,643)	(10,956)

Net amount recognized	$56,563	$54,720	$(10,643)	$(10,956)

The accumulated benefit obligation for all defined benefit pension plans was $137,546 and $121,439 at December 31, 2003, and 2002, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Service cost	$3,870	$3,607	$201	$170
Interest cost	8,852	8,379	727	625
Expected return on plan assets	(14,320)	(16,435)	—	—
Amortization of prior service cost	311	93	—	—
Amortization of unrecognized net (gain) loss	370	—	—	(70)
Amortization of unrecognized transition asset	(926)	(927)	—	—

Net periodic benefit cost (income)	$(1,843)	$(5,283)	$928	$725

(13) Retirement Benefits (Continued)

Additional Information

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Increase in minimum liability included in other comprehensive income	$—	$—	$—	$—

Assumptions

Weighted-average assumptions used to

    determine benefit obligations at

    December 31

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.25%	4.50%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.75%	7.00%	6.75%	7.00%
Expected long-term return on plan assets	8.75%	9.00%	N/A	N/A
Rate of compensation increase	4.50%	5.00%	N/A	N/A

For 2003, the Company assumed a long-term asset rate of return of 8.75%. In developing the 8.75% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 12-year compounded return (period ended December 31, 2002), which were in-line to higher than the Company’s long-term rate of return assumption.

Assumed health care cost trend rates at

    December 31

Since the Company’s costs for the retiree medical was fixed as of January 1, 1997, no health care cost inflation has been assumed.

	2003	2002
Health care cost trend rate assumed for next year	0.00%	0.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	0.00%	0.00%
Year that the rate reaches the ultimate trend rate	0.00%	0.00%

(13) Retirement Benefits (Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. However, since the Company’s costs for the retiree medical was fixed as of January 1, 1997, the 1% change in medical trend assumptions do not have any impact on the plan’s service cost, interest cost or benefit obligation.

	1-Percentage— Point Increase	1-Percentage— Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$—	$—

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 20021, by asset category are as follows:

	Target Allocation	Plan Assets At December 31,
	2004	2003	2002
Equity securities	40%-70%	58%	46%
Debt securities	30%-60%	37%	52%
Real estate / Other	0%-15%	5%	2%

Total		100%	100%

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, fixed income and real estate. During 2003, the Company positioned the portfolio to take advantage of the improved equity markets. Concurrently, the Company diversified its fixed income allocation and expanded its real estate investments.

No equity or debt securities of the Company were held by the plan at December 31, 2003, or 2002.

The postretirement benefit plan of the Company is unfunded and thus had no plan assets as of December 31, 2003, and 2002.

Cash Flows

Contributions

The Company does not expect to make any contributions to the pension plan in 2004 and expects to make contributions of $932,000 to its other postretirement plan in 2004.

(14) Commitments and Contingencies

Legal proceedings: A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position and is confident that it will prevail if this case is tried on its merits. Trial for this case began in December 2003 but was postponed by the Court and is in recess until further notice.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. The trial court judge is reviewing post-trial motions before finalizing the judgment, which could materially impact the amount of the verdict. A final decision on the judgment is expected by the end of March 2004.

(14) Commitments and Contingencies (Continued)

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Product warranties: The change in the aggregate product warranty liability for the year ended December 31, 2003, is as follows:

($000’s)
Beginning balance	$1,994
Claims paid	(1,738)
Additional warranties issued	1,613
Revisions in estimates	(208)
Currency	37

Ending Balance	$1,698

(15) Concentrations of Credit Risk

The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the three segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines.

(16) Business Segment Information

The Company operates with three business segments—Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of major accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. The following is a summary of key business segment and product group information:

(Thousands of dollars)	2003	2002	2001
Sales:
Oil Field	$144,802	$118,700	$182,271
Power Transmission	74,625	70,455	62,498
Trailer	43,548	39,569	34,138

Total sales	$262,255	$228,724	$278,907

Sales by geographic region:
United States	$175,631	$167,719	$195,169
Europe	23,506	12,704	14,752
Canada	12,619	12,368	19,281
Latin America	33,052	23,941	26,009
Other	17,447	11,992	23,696

Total sales	$262,255	$228,724	$278,907

Earnings (loss) before income taxes:
Oil Field	$17,657	$11,131	$33,306
Power Transmission	2,748	5,001	4,348
Trailer	(5,879)	(2,861)	(5,545)
Corporate	1,180	496	191

Total earnings (loss) before income taxes	$15,706	$13,767	$32,300

Assets:
Oil Field	$130,513	$111,915	$117,901
Power Transmission	70,230	69,210	66,331
Trailer	28,831	30,288	25,823
Corporate	34,082	36,942	36,014

Total assets	$263,656	$248,355	$246,069

Property, plant & equipment, net, by geographic region:
United States	$74,257	$72,559	$75,056
Europe	8,755	7,751	5,297
Canada	3,079	856	823
Latin America	2,790	—	—
Other	119	65	120

Total P, P & E, net, by geographic region	$89,000	$81,231	$81,296

Capital expenditures:
Oil Field	$3,286	$6,799	$6,508
Power Transmission	2,438	3,265	1,051
Trailer	170	212	147
Corporate	7,112	134	203
Total capital expenditures	$13,006	$10,410	$7,909

Depreciation/Amortization:
Oil Field	$5,146	$4,620	$4,510
Power Transmission	4,578	4,484	4,611
Trailer	529	629	713
Corporate	1,400	1,684	1,689
Total depreciation/amortization	$11,653	$11,417	$11,523

(16) Business Segment Information (Continued)

Additional key segment information is presented below:

For the Year Ended December 31, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$145,522	$76,282	$43,603	$—	$265,407
Inter-segment sales	(1,440)	(1,657)	(55)	—	(3,152)

Net sales	$144,082	$74,625	$43,548	$—	$262,255

Operating income (loss)	$17,852	$2,567	$(5,946)	$—	$14,473
Other income (expense)	(195)	181	67	1,180	1,233

Earnings (loss) before tax provision	$17,657	$2,748	$(5,879)	$1,180	$15,706

For the Year Ended December 31, 2002
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$119,719	$72,256	$39,617	$—	$231,592
Inter-segment sales	(1,019)	(1,801)	(48)	—	(2,868)

Net sales	$118,700	$70,455	$39,569	$—	$228,724

Operating income (loss)	$11,510	$4,770	$(2,870)	$—	$13,410
Other income (expense)	(379)	231	9	496	357

Earnings (loss) before tax provision	$11,131	$5,001	$(2,861)	$496	$13,767

For the Year Ended December 31, 2001
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$187,112	$75,315	$35,035	$—	$297,462
Inter-segment sales	(4,841)	(12,817)	(897)	—	(18,555)

Net sales	$182,271	$62,498	$34,138	$—	$278,907

Operating income (loss)	$33,871	$4,509	$(5,376)	$—	$33,004
Other income (expense)	(565)	(161)	(169)	191	(704)

Earnings (loss) before tax provision	$33,306	$4,348	$(5,545)	$191	$13,767

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the section “Company Information” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2003. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Report of the Audit Committee” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all its senior financial officers to adhere to the “Code of Ethics for Senior Financial Officers of the Company” in addressing the legal and ethical issues encountered in conducting their work. The Company has made available to stockholders the Code of Ethics for Senior Financial Officers of the Company on its website at www.lufkin.com or a copy can be obtained by writing to the Company Secretary, P.O. Box 849, Lufkin, Texas 75902. Any change to or waiver from the “Code of Ethics for Senior Financial Officers of the Company” will be immediately disclosed on the Company’s website at www.lufkin.com.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Executive Officers”, “Stock Option Plans”, “Retirement Plan”, “Employment Contract and Change in Control Agreement” and “Director’s Meetings and Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

During 2003 there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Report of the Audit Committee” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the report

1. Consolidated Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

(3.1)		Articles of Incorporation, as amended, included as Exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

(3.2)		Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)		Restated Bylaws, included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(10.1)		Shareholder Rights Agreement, dated as of May 4, 1987, was included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

(10.2)	*	Company’s 1990 Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

(10.3)	*	Company’s 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

(21)		Schedule listing subsidiaries of the registrant Consent of Independent Public Accountants

(31.a)		Chief Executive Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(31.b)		Chief Financial Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(32.a)		Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.b)		Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Compensatory plan.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

November 21, 2003, Form 8-K reporting under “Item 5. Other Events” disclosing the asset purchase of D&R Oilfield Services.

SCHEDULE II

Lufkin Industries, Inc.

Valuation & Qualifying Accounts

(in thousands of dollars)

		Additions
Description	Balance at Beginning of Year	Charged To Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2003	$240	156	66	171	$291
Year Ended December 31, 2002	818	—	—	578	240
Year Ended December 31, 2001	605	213	—	—	818
Inventory: Valuation Reserves:
Year Ended December 31, 2003	$725	268	690	68	$1,615
Year Ended December 31, 2002	442	422	—	139	725
Year Ended December 31, 2001	1,219	—	82	859	442
Inventory: LIFO Reserves:
Year Ended December 31, 2003	$17,682	96	—	—	$17,778
Year Ended December 31, 2002	17,565	117	—	—	17,682
Year Ended December 31, 2001	19,449	—	—	1,884	17,565

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lufkin Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

LUFKIN INDUSTRIES, INC.

By:	/s/ R. D. Leslie

R. D. Leslie, Vice President/Treasurer/Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004, by the following persons on behalf of Lufkin Industries, Inc. and in the capacities indicated.

By	/s/ D. V. Smith

D. V. Smith, President and Chief Executive Officer

By	/s/ J. F. Anderson

J.F. Anderson, Director

By	/s/ S. W. Henderson, III

S. W. Henderson, III, Director

By	/s/ J. T. Jongebloed

J. T. Jongebloed, Director

By	/s/ J. H. Lollar

J. H. Lollar, Director

By	/s/ B. H. O’Neal

B. H. O’Neal, Director

By	/s/ H. J. Trout, Jr.

H. J. Trout, Jr., Director

By	/s/ T. E. Wiener

T. E. Wiener, Director

INDEX TO EXHIBITS

Exhibit Number	Description

(3.1)	Articles of Incorporation, as amended, included as Exhibit 3 to Form 10-K of the registrant for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

(3.2)	Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)	Restated Bylaws, included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(10.1)	Shareholder Rights Agreement, dated as of May 4, 1987, was included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

(10.2)*	Company’s 1990 Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

(10.3)*	Company’s 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

(21)	Schedule listing subsidiaries of the registrant

(23)	Consent of Independent Public Accountants

(31.a)	Chief Executive Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(31.b)	Chief Financial Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(32.a)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.b)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Compensatory plan.