Form 10-Q
period 2004-03-31
LUFKIN INDUSTRIES INC
filed 2004-05-10
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 6,753,468 shares of Common Stock, $1.00 par value per share, outstanding as of May 6, 2004, not including 249,639 shares classified as Treasury Stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands of dollars)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,875	$19,408
Receivables, net	46,864	42,908
Inventories	45,996	39,460
Deferred income tax assets	1,472	1,472
Other current assets	1,838	1,051

Total current assets	109,045	104,299

Property, plant and equipment, at cost	278,668	278,352
Less accumulated depreciation	191,793	189,352

	86,875	89,000

Prepaid pension costs	57,313	56,563
Goodwill, net	11,491	11,539
Other assets, net	2,313	2,255

Total assets	$267,037	$263,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$1,220	$493
Current portion of long-term notes payable	132	196
Accounts payable	15,573	14,037
Accrued liabilities:
Payroll and benefits	6,281	5,965
Warranty expenses	1,724	1,698
Taxes payable	2,245	4,361
Other	6,545	6,718

Total current liabilities	33,720	33,468

Deferred income tax liabilities	30,930	31,349
Postretirement benefits	10,643	10,643
Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 6,990,767 and 6,892,381 shares issued, respectively	6,991	6,892
Capital in excess of par	20,778	18,480
Retained earnings	168,389	167,862
Treasury stock, 256,639 and 302,239 shares, respectively, at cost	(5,302)	(6,244)
Accumulated other comprehensive income:
Cumulative translation adjustment	888	1,206

Total shareholders’ equity	191,744	188,196

Total liabilities and shareholders’ equity	$267,037	$263,656

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2004	2003
Sales	$68,629	$55,061
Cost of sales	56,599	45,729

Gross profit	12,030	9,332
Selling, general and administrative expenses	9,334	8,243

Operating income	2,696	1,089
Investment income	107	69
Interest expense	(36)	(11)
Other income (expense), net	29	102

Earnings before income tax provision	2,796	1,249
Income tax provision	1,062	475

Net earnings	1,734	774
Change in foreign currency translation adjustment	(318)	729

Total comprehensive income	$1,416	$1,503

Net earnings per share:
Basic	$0.26	$0.12

Diluted	$0.25	$0.12

Dividends per share	$0.18	$0.18

Weighted average number of shares outstanding:
Basic	6,665,266	6,527,777
Diluted	6,837,463	6,612,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,734	$774
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,896	2,951
Deferred income tax provision	372	193
Pension income	(750)	(625)
Gain on disposition of property, plant and equipment	(6)	(73)
Changes in:
Receivables, net	(4,069)	926
Income taxes receivable	—	10
Inventories	(6,651)	(4,250)
Other current assets	(695)	(884)
Accounts payable	1,634	793
Accrued liabilities	(2,024)	(1,780)

Net cash used in operating activities	(7,558)	(1,965)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,079)	(2,435)
Proceeds from disposition of property, plant and equipment	26	79
Increase in other assets	(91)	(255)
Acquisition of other companies	(5)	—

Net cash used in investing activities	(1,149)	(2,611)

Cash flows from financing activities:
Proceeds from short-term notes payable	743	—
Payments on long-term notes payable	(60)	(88)
Dividends paid	(1,207)	(1,175)
Proceeds from exercise of stock options	2,712	—
Purchases of treasury stock	—	(31)

Net cash provided (used) by financing activities	2,188	(1,294)

Effect of translation on cash and cash equivalents	(14)	168

Net decrease in cash and cash equivalents	(6,533)	(5,702)
Cash and cash equivalents at beginning of period	19,408	27,608

Cash and cash equivalents at end of period	$12,875	$21,906

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Acquisitions

During the third quarter of 2003, the Company completed two strategic acquisitions that expanded its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc, effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhanced Oil Field’s product and service offerings in the oil field automation marketplace. The aggregate purchase price for these acquisitions was $3.9 million in cash.

During the fourth quarter of 2003, the Company completed the acquisition on December 9, 2003, of the operating assets and commercial operations of D&R Oil Field Services located in Drayton Valley, Alberta, Canada. This acquisition within the Oilfield segment strengthened the Company’s presence in Canada’s oil field service business. The aggregate purchase price for this acquisition was $1.9 million in cash.

The Company has substantially completed the purchase allocation process for these three acquisitions, but additional adjustments may be made in 2004 as final valuations and analysis of fair values are completed.

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31, 2004	December 31, 2003
Accounts receivable	$47,176	$43,154
Notes receivable	42	45

Total receivables	47,218	43,199
Allowance for doubtful accounts	(354)	(291)

Net receivables	$46,864	$42,908

Bad debt expense related to receivables was $0.1 million and $0.1 million in the three months ended March 31, 2004 and 2003, respectively.

4. Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	March 31, 2004	December 31, 2003
Land	$3,050	$3,060
Land improvements	6,863	6,864
Buildings	65,124	65,197
Machinery and equipment	186,746	186,361
Furniture and fixtures	3,964	3,978
Computer equipment and software	12,921	12,892

Total property, plant and equipment	278,668	278,352
Less accumulated depreciation	(191,793)	(189,352)

Total property, plant and equipment, net	$86,875	$89,000

Depreciation expense related to property, plant and equipment was $2.9 million and $2.9 million in the three months ended March 31, 2004 and 2003, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31, 2004	December 31, 2003
Gross inventories @ FIFO:
Finished goods	$5,521	$3,475
Work in process	9,688	7,411
Raw materials & component parts	50,194	47,967

Total gross inventories @ FIFO	65,403	58,853
Less reserves:
LIFO	17,778	17,778
Valuation	1,629	1,615

Total inventories as reported	$45,996	$39,460

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $45,876,000 and $40,166,000 at March 31, 2004, and December 31, 2003, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2004 and 2003 are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$1,734	$774

Denominator:
Denominator for basic net earnings per share-weighted-average shares	6,665,266	6,527,777
Effect of dilutive securities: employee stock options	172,197	85,012

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	6,837,463	6,612,789

Basic net earnings per share	$0.26	$0.12

Diluted net earnings per share	$0.25	$0.12

Options to purchase a total of 56,905 and 371,558 shares of the Company’s common stock at March 31, 2004, and 2003, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

7. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company believes the claim is without merit and is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position. Trial for this case began in December 2003 but was postponed by the Court and is in recess until further notice.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. In March 2004, the trial court judge rendered a final judgment, upholding the jury verdict of $150,000 plus costs and interest of approximately $15,000.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

8. Segment Data

The Company operates with three business segments – Oil Field, Power Transmission and Trailer. The Company’s Corporate group provides administrative services to the three business segments. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2004

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$42,712	$17,529	$9,133	$—	$69,374
Inter-segment sales	(339)	(391)	(15)	—	(745)

Net sales	$42,373	$17,138	$9,118	$—	$68,629

Operating income (loss)	$4,512	$(417)	$(1,399)	$—	$2,696
Other income (expense)	(77)	95	5	77	100

Earnings (loss) before tax provision	$4,435	$(322)	$(1,394)	$77	$2,796

Three Months Ended March 31, 2003

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$29,113	$15,892	$11,012	$—	$56,017
Inter-segment sales	(359)	(597)	—	—	(956)

Net sales	$28,754	$15,295	$11,012	$—	$55,061

Operating income (loss)	$2,411	$(225)	$(1,097)	$—	$1,089
Other income (expense)	27	(3)	56	80	160

Earnings (loss) before tax provision	$2,438	$(228)	$(1,041)	$80	$1,249

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2004, are as follows:

(In thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/03	$9,348	$2,191	$—	$11,539
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	(48)	—	(48)

Balance as of 3/31/04	$9,348	$2,143	$—	$11,491

Goodwill impairment tests were performed in the first quarter of 2004 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	March 31, 2004	December 31, 2003
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	(5)	—
Accumulated amortization	(31)	(8)

Ending balance	$427	$455

Intangible assets not subject to amortization:
None	—	—

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

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$1,734	$774
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(263)	(247)

Pro forma net earnings	$1,471	$527

Net earnings per share:
Basic net earnings per share
As reported	$0.26	$0.12

Pro forma	$0.22	$0.08

Diluted net earnings per share
As reported	$0.25	$0.12

Pro forma	$0.22	$0.08

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first quarter of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2004 Grants	Expected dividend yield	2.35%
	Expected stock price volatility	38.82%
	Risk free interest rate	4.10%
	Expected life of options	10 years

2003 Grants	Expected dividend yield	3.23%
	Expected stock price volatility	38.68%
	Risk free interest rate	3.96%
	Expected life of options	10 years

Options granted during the first quarter of 2004 had a weighted average fair value of $12.26 per option and a weighted average exercise price of $30.60 per option.

11. Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures to those in the original Statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. Except for certain items, the provisions of the revised Statement were effective for fiscal years ending after December 15, 2003, and the Company adopted these disclosures. As is permitted in the revised Statement, the Company has deferred disclosure of estimated future benefit payments, the disclosure of which is effective for fiscal years ending after June 15, 2004.

12. Retirement Benefits

The Company has a noncontributory pension plan covering substantially all employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by a trust established under the plan. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended.

The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical benefits, and the other plan provides life insurance benefits. Both plans are contributory, with retiree contributions adjusted periodically. The Company accrues the estimated costs of the plans over the employee’s service periods. The Company’s postretirement health care plan is unfunded and the Company’s obligation is fixed at the 1997 contribution level.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Three Months Ended March 31,
Service cost	1,031	963	55	50
Interest cost	2,321	2,116	177	182
Expected return on plan assets	(3,948)	(3,587)	—	—
Amortization of prior service cost	78	31	—	—
Amortization of unrecognized net (gain) loss	—	84	3	—
Amortization of unrecognized transition asset	(232)	(232)	—	—

Net periodic benefit cost (income)	(750)	(625)	235	232

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make any contributions to the pension plan in 2004. The Company also disclosed that it expected total contributions of $932,000 to be made to its postretirement plan in 2004, of which the Company was responsible for approximately 50% or $466,000. As of March 31, 2004, the Company has made no contributions to its pension plan and has made contributions of $118,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $350,000 to its postretirement plan during the last nine months of 2004.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lufkin Industries, Inc. is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures and services various highway trailers, including van, float and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

The Company’s strategy is to differentiate its products through additional value-add capabilities. Examples of these capabilities are high-quality engineering, customized designs, rapid manufacturing response to demand through plant capacity, inventory and vertical integration, superior quality and customer service, and an international network of service locations. In addition, the Company’s strategy is to maintain a low debt to equity ratio in order to quickly take advantage of growth opportunities and pay dividends, even during unfavorable business cycles.

In support of the above strategy, during the third quarter of 2003, the Company completed two strategic acquisitions that expanded its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc., effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhanced Oil Field’s product and service offerings in the oil field automation marketplace. Also, during the fourth quarter of 2003, the Company completed the acquisition on December 9, 2003, of the operating assets and commercial operations of D&R Oilfield Services located in Drayton Valley, Alberta, Canada. This acquisition within the Oil Field segment strengthened the Company’s presence in Canada’s oil field service business. During the first quarter of 2004, the Company continued to integrate these acquisitions with its existing operations and developed additional expansion plans for these markets.

In addition, the Company expanded in 2003 its Power Transmission capabilities through a new gear repair facility in Alabama that will service the Southeast U.S. and through new high-speed gearbox manufacturing capabilities in its French operation.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the quarter ended March 31, 2004, increased to $68.6 million from $55.1 million for the quarter ended March 31, 2003, or 24.6%. This growth was primarily driven by increased sales of new oil field equipment and acquisitions. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended March 31, 2004, increased to 17.5% from 16.9% for the quarter ended December 31, 2003. This overall gross margin increase was primarily due to the favorable mix effect from the growth in the Oil Field segment, which represented 61.7% of total sales in the first quarter of 2004 versus 52.2% in the first quarter of 2003. However, segment margins have not increased due to rapidly rising material costs, especially steel, plant inefficiencies due to rapid growth and continued pressure in raising prices. Additional segment data on gross margin is provided later in this section.

The increase in sales and gross margin primarily drove the changes in net earnings, but was partially offset by increases in selling, general and administrative expenses. The Company reported net earnings of $1.7 million or $0.25 per share (diluted) for the quarter ended March 31, 2004, compared to net earnings of $0.8 million or $0.12 per share (diluted) for the quarter ended March 31, 2003.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at March 31, 2004, from December 31, 2003. Short-term debt and the current portion of long-term debt was $1.4 million at March 31, 2004, up from $0.7 million at December 31, 2003, due to additional borrowing by the Company’s French subsidiary to cover working capital requirements. Cash balances at March 31, 2004, were $12.9 million, down from $19.4 million at December 31, 2003. Inventory levels increased in support of higher backlog levels and rising material costs while receivable levels increased primarily from the payment practices of international accounts, which are longer than domestic levels.

Other Events

In the first quarter of 2004, the Company incurred a one-time severance expense of $317,000 for employee reductions in the French operation of Power Transmission. These cost reductions were related to the Company’s continuing strategy of targeting areas not achieving profitability goals.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
Sales
Oil Field	$42,373	$28,754	$13,619	47.4
Power Transmission	17,138	15,295	1,843	12.0
Trailer	9,118	11,012	(1,894)	(17.2)

Total	$68,629	$55,061	$13,568	24.6

Gross Profit
Oil Field	$8,204	$5,557	$2,647	47.6
Power Transmission	3,855	3,656	199	5.4
Trailer	(29)	119	(148)	(124.4)

Total	$12,030	$9,332	$2,698	28.9

Oil Field sales increased to $42.4 million, or 47.4%, for the quarter ended March 31, 2004, from $28.8 million for the quarter ended March 31, 2003. The added sales of the acquisitions and the benefit of the stronger Canadian dollar in the first quarter of 2004 contributed 12.7 percentage points of this increase. The balance of the increase, 34.7 percentage points, is accounted for by multiple product lines. Sales of new pumping units, and associated service, in the U.S. and Canada increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. Sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year quarter as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $37.7 million as of March 31, 2004, from $12.5 million at March 31, 2003, and from $24.9 million at December 31, 2003. This backlog increase was from a $9.5 million benefit from the Argentina acquisition, increased bookings of new pumping units in the U.S. market and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased slightly to 19.4% for quarter ended March 31, 2004, compared to 19.3% for the quarter ended March 31, 2003, or 0.1 percentage points. The benefit of higher plant utilization was offset by higher raw material prices, especially steel, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases.

Direct selling, general and administrative expenses for Oil Field increased to $2.4 million, or 26.5%, for the quarter ended March 31, 2004, from $1.9 million for the for quarter ended March 31, 2003. The additional expenses of Lufkin Argentina contributed 20.2 percentage points of this increase, with the balance of the increase associated with higher expenses in the automation product line in support of higher sales volumes.

Sales for the Company’s Power Transmission segment increased to $17.1 million, or 12.0%, for the quarter ended March 31, 2004, compared to $15.3 million for the quarter ended March 31, 2003. The benefit of the stronger euro on the sales of the French division contributed 3.9 percentage points of this increase. The additional 8.1 percentage points of growth was the result of increased sales in the French operation, in euros, due to the addition of the high-speed product line, increased sales in the U.S. from new low-speed units to the steel and other commodity-related markets and from the gear repair expansion in the Southeast U.S. These gains were partially offset by a drop in sales in new high-speed units to the oil and gas market due to customer delays in approving new capital projects. The Company’s Power Transmission backlog at March 31, 2004, decreased to $26.5 million from $32.3 million at March 31, 2003. This backlog decline was from lower orders of new high-speed units in the oil and gas market due to short-term project delays and the impact of the euro’s increase on the competitive position of the French operation. This was partially offset by increased backlog in the repair business from the expansion in the Southeast U.S. However, backlog increased from the $24.8 million level at December 31, 2003. This increase is the result of higher activity from the power generation market.

Gross margin for the Power Transmission segment decreased to 22.5% for the quarter ended March 31, 2004, compared to 23.9% for the quarter ended March 31, 2003, or 1.4 percentage points. This decline was due to the severance expenses in the French operation. Higher margins from increased sales of new-high speed units in France were offset by the mix of business in the U.S. operations shifting from high-speed units to low-speed units, which traditionally carry lower margins.

Direct selling, general and administrative expenses for Power Transmission increased $0.3 million to $3.2 million, or 12.2%, for the quarter ended March 31, 2004, from $2.9 million for the quarter ended March 31, 2003. Of this increase, the stronger euro and severance payments in the French operation contributed 8.3 percentage points, or $0.2 million.

Trailer sales for the quarter ended March 31, 2004, decreased to $9.1 million, or 17.2%, from $11.0 million for the quarter ended March 31, 2002. Of this decline, 7.5 percentage points was the result of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. The 9.7 percentage point decrease in other trailer sales was primarily from decreased sales of new vans due to the timing of receiving new orders from freight-haulers and from lower sales of used trailers as the supply has dropped. This was partially offset by increased sales of floats due to the introduction of a new model and from increased sales of dump trailers to the construction and road-building markets. Backlog for the Trailer segment increased to $27.6 million at March 31, 2004, compared to $10.6 million at March 31, 2003, and $11.1 million at December 31, 2003. The backlog increase was primarily from orders for new van trailers. These orders are primarily for replacement demand rather than increased freight volumes, as the freight industry has delayed new purchases for several years due to poor economic conditions.

Trailer gross margin declined to a negative 0.3% for the quarter ended March 31, 2004, from 1.1% for the quarter ended March 31, 2003, or 1.4 percentage points. This margin decline was due to one-time expenses associated with plant maintenance in preparation of higher activity levels in the second quarter of 2004.

Direct selling, general and administrative expenses for Trailer increased to $0.5 million, or 29.3%, for the quarter ended March 31, 2004, from $0.4 million for the quarter ended March 31, 2003, due to an increase in general liability insurance claims.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $3.2 million, or 3.3%, for the quarter ended March 31, 2004, from $3.1 million for the quarter ended March 31, 2003, primarily from higher expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the quarter ended March 31, 2004, totaled $0.1 million of income compared to income of $0.2 million for the quarter ended December 31, 2003. The decrease was due primarily from certain foreign currency exchange losses.

Pension income, which is reported as a reduction of cost of sales, increased to $0.8 million for the quarter ended March 31, 2004, or 20%, compared to $0.6 million for the quarter ended March 31, 2003. For the full year, pension income is expected to be approximately $3.0 million compared to $1.8 million for 2003, or a 63% increase. This increase is due to higher expected returns on plan assets due to the higher fair market value of the plan assets.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $12.9 million at March 31, 2004, compared to $19.4 million at December 31, 2003. For the quarter ended March 31, 2004, net cash used in operating activities was $7.6 million, cash used in investing activities totaled $1.1 million and cash provided by financing activities amounted to $2.2 million. Significant components of cash used in operating activities include net earnings adjusted for non-cash expenses of $4.2 million, offset by a net increase in working capital of $11.8 million. This increase was primarily due to higher inventory and accounts receivable, which consumed $6.7 million and $4.3 million, respectively. Oil Field and Trailer inventory increased due to planned inventory build in anticipation of higher demand in the second quarter of 2004. Accounts receivable increased primarily in Oil Field and Trailer from the payment practices of international accounts, which are longer than domestic levels, and less customers paying in advance of shipment. Cash used in investing activities included net capital expenditures totaling $1.1 million and an increase in other long-term assets of $0.1 million. Capital expenditures in the first quarter of 2004 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field segment. Capital expenditures for 2004 are projected to be in the range of $12.0 million to $14.0 million. Significant components of cash provided by financing activities included proceeds from short-term notes payable of $0.7 million, payments on long-term debt of $0.1 million, proceeds from the exercise of stock options of $2.7 million and dividend payments of $1.2 million or $0.18 per share.

Total debt balances at March 31, 2004, including current maturities of long-term debt, consisted of $1.2 million of short-term notes payable and $0.1 million of long-term notes payable, all current, to various banks. This debt is associated with the Company’s French operations. As of March 31, 2004, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.7 million, consisting of short-term borrowings of $0.8 million and payments on long-term notes payable of $0.1 million during the first quarter of 2004.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires on December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of March 31, 2004, no amounts were outstanding on the $27.5 million revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. The repayment terms are 60 days with interest calculated at the Euro Overnight Index Average plus an applicable margin, with specific accounts receivable provided as security. As of March 31, 2004, $1.2 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the quarter ended March 31, 2004. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of March 31, 2004, the Company held 256,639 shares of treasury stock at an aggregate cost of approximately $5.3 million. Authorizations of approximately $2.1 million remained at March 31, 2004.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year

(Thousands of dollars)	Total	2004	2005 & 2006	2007 & 2008	Beyond 2008
Operating lease obligations	$314	$223	$77	$14	$—
Contractual commitments for capital expenditures	76	76	—	—	—
Long-term debt	132	132	—	—	—

Total	$522	$431	$77	$14	$—

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures to those in the original Statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. Except for certain items, the provisions of the revised Statement were effective for fiscal years ending after December 15, 2003, and the Company adopted these disclosures. As is permitted in the revised Statement, the Company has deferred disclosure of estimated future benefit payments, the disclosure of which is effective for fiscal years ending after June 15, 2004.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to:

•	oil prices

•	capital spending levels of oil producers

•	availability and prices for raw materials

•	currency exchange rate fluctuations in the markets in which the Company operates

•	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates

•	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments

•	general industry, political and economic conditions in the markets where the Company’s procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit with its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations. The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2004, this inter-company debt was comprised of 0.9 million euros and 3.5 million Canadian dollars. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. The District Court in April of 1999 issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The Company believes the claim is without merit and is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position. Trial for this case began in December 2003 but was postponed by the Court and is in recess until further notice.

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. In March 2004, the trial court judge rendered a final judgment, upholding the jury verdict of $150,000 plus costs and interest of approximately $15,000.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*3.1		Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-112890) filed February 17, 2004, which exhibit is incorporated herein by reference.

*3.2		Articles of Amendment to Fourth Restated Articles of Incorporation of Lufkin Industries, Inc. included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

*3.3		Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

*4.1		Shareholder Rights Agreement, dated as of May 4, 1987, included as Exhibit 1 to Form 8-A of the registrant dated May 13, 1987, which agreement is incorporated herein by reference.

(31.a	)	Chief Executive Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(31.b	)	Chief Financial Officer certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(32.a	)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.b	)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference

(b)	Reports on Form 8-K during the first quarter of 2004

January 8, 2004, Form 8-K reporting under “Item 5. Other Events” disclosing the commencement of a tender offer to purchase options with an exercise price of $38.00.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 7, 2004

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R.D. Leslie
Vice President/Treasurer/Chief Financial Officer
Principal Financial and Accounting Officer