Form 10-Q
period 2004-06-30
LUFKIN INDUSTRIES INC
filed 2004-08-05
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 7,038,532 shares of Common Stock, $1.00 par value per share, outstanding as of August 3, 2004, not including 249,639 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands of dollars)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,374	$19,408
Receivables, net	45,964	42,908
Inventories	51,996	39,460
Deferred income tax assets	1,472	1,472
Other current assets	1,657	1,051

Total current assets	117,463	104,299

Property, plant and equipment, at cost	276,421	278,352
Less accumulated depreciation	191,221	189,352

	85,200	89,000

Prepaid pension costs	58,192	56,563
Goodwill, net	11,473	11,539
Other assets, net	2,279	2,255

Total assets	$274,607	$263,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$1,248	$493
Current portion of long-term notes payable	71	196
Accounts payable	19,537	14,037
Accrued liabilities:
Payroll and benefits	7,248	5,965
Warranty expenses	1,813	1,698
Taxes payable	634	4,361
Other	8,265	6,718

Total current liabilities	38,816	33,468

Deferred income tax liabilities	30,724	31,349
Postretirement benefits	10,643	10,643

Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 7,010,107 and 6,892,381 shares issued, respectively	7,010	6,892
Capital in excess of par	21,269	18,480
Retained earnings	170,653	167,862
Treasury stock, 249,639 and 302,239 shares, respectively, at cost	(5,158)	(6,244)
Accumulated other comprehensive income:
Cumulative translation adjustment	650	1,206

Total shareholders’ equity	194,424	188,196

Total liabilities and shareholders’ equity	$274,607	$263,656

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$84,528	$61,077	$153,157	$116,137

Cost of sales	69,472	50,077	126,071	95,805

Gross profit	15,056	11,000	27,086	20,332

Selling, general and administrative expenses	9,256	8,640	18,589	16,883

Operating income	5,800	2,360	8,497	3,449

Interest income	43	62	149	131
Interest expense	(36)	(49)	(73)	(60)
Other income (expense), net	(327)	1,192	(296)	1,294

Earnings before income tax provision	5,480	3,565	8,277	4,814

Income tax provision	1,999	1,355	3,063	1,829

Net earnings	3,481	2,210	5,214	2,985

Change in foreign currency translation adjustment	(239)	1,035	(556)	1,764

Total comprehensive income	$3,242	$3,245	$4,658	$4,749

Net earnings per share:
Basic	$0.52	$0.34	$0.78	$0.46

Diluted	$0.50	$0.33	$0.76	$0.45

Dividends per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of shares outstanding:
Basic	6,748,788	6,531,697	6,707,027	6,529,748
Diluted	6,927,941	6,616,804	6,882,702	6,614,808

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$5,214	$2,985
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,759	5,951
Deferred income tax provision	1,072	647
Pension income	(1,629)	(1,156)
Gain on disposition of property, plant and equipment	22	(1,026)
Changes in:
Receivables, net	(3,246)	(6,708)
Income taxes receivable	—	10
Inventories	(12,757)	(4,969)
Other current assets	(516)	(943)
Accounts payable	5,690	468
Accrued liabilities	(783)	15

Net cash used in operating activities	(1,174)	(4,726)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,266)	(10,544)
Proceeds from disposition of property, plant and equipment	61	1,135
Increase in other assets	(87)	(539)
Acquisition of other companies	(7)	—

Net cash used in investing activities	(3,299)	(9,948)

Cash flows from financing activities:
Proceeds from short-term notes payable	785	870
Payments on long-term notes payable	(120)	(143)
Dividends paid	(2,423)	(2,351)
Proceeds from exercise of stock options	3,253	166
Purchases of treasury stock	—	(31)

Net cash provided by (used in) by financing activities	1,495	(1,489)

Effect of translation on cash and cash equivalents	(56)	287

Net decrease in cash and cash equivalents	(3,034)	(15,876)

Cash and cash equivalents at beginning of period	19,408	27,608

Cash and cash equivalents at end of period	$16,374	$11,732

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

On December 9, 2003, the Company acquired the operating assets and commercial operations of D&R Oil Field Services, located in Drayton Valley, Alberta, Canada. This acquisition within the Oil Field segment strengthened the Company’s presence in Canada’s oil field service business. The aggregate purchase price for this acquisition was $1.9 million in cash.

The Company has substantially completed the purchase allocation process for these three acquisitions and no additional significant adjustments to asset and liability valuations are expected to be made in 2004.

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30, 2004	December 31, 2003
Accounts receivable	$46,142	$43,154
Notes receivable	39	45

Total receivables	46,181	43,199
Allowance for doubtful accounts	(217)	(291)

Net receivables	$45,964	$42,908

Bad debt expense related to receivables was $0.2 million and $0.1 million in the three months ended June 30, 2004 and 2003, respectively, and $0.3 million and $0.2 million in the six months ended June 30, 2004 and 2003, respectively.

4. Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	June 30, 2004	December 31, 2003
Land	$3,115	$3,060
Land improvements	6,874	6,864
Buildings	65,583	65,197
Machinery and equipment	183,827	186,361
Furniture and fixtures	3,960	3,978
Computer equipment and software	13,062	12,892

Total property, plant and equipment	276,421	278,352
Less accumulated depreciation	(191,221)	(189,352)

Total property, plant and equipment, net	$85,200	$89,000

Depreciation expense related to property, plant and equipment was $2.8 million and $3.0 million in the three months ended June 30, 2004 and 2003, respectively, and $5.7 million and $5.9 million in the six months ended June 30, 2004 and 2003, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30, 2004	December 31, 2003
Gross inventories @ FIFO:
Finished goods	$6,213	$3,475
Work in process	10,992	7,411
Raw materials & component parts	54,222	47,967

Total gross inventories @ FIFO	71,427	58,853
Less reserves:
LIFO	18,172	17,778
Valuation	1,259	1,615

Total inventories as reported	$51,996	$39,460

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $52,266,000 and $40,166,000 at June 30, 2004, and December 31, 2003, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2004 and 2003 are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$3,481	$2,210	$5,214	$2,985

Denominator:
Denominator for basic net earnings per share-weighted-average shares	6,748,788	6,531,697	6,707,027	6,529,748

Effect of dilutive securities: employee stock options	179,153	85,107	175,675	85,060

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	6,927,941	6,616,804	6,882,702	6,614,808

Basic net earnings per share	$0.52	$0.34	$0.78	$0.46

Diluted net earnings per share	$0.50	$0.33	$0.76	$0.45

Options to purchase a total of 28,774 and 367,558 shares of the Company’s common stock at June 30, 2004 and 2003, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. In March 2004, the trial court judge rendered a final judgment, upholding the jury verdict of $150,000 plus costs and interest of approximately $12,000.

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

	Three Months Ended June 30, 2004
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$52,026	$19,025	$14,176	$—	$85,227
Inter-segment sales	(407)	(292)	—	—	(699)

Net sales	$51,619	$18,733	$14,176	$—	$84,528

Operating income (loss)	$5,635	$1,008	$(843)	$—	$5,800
Other income (expense), net	(296)	(87)	1	62	(320)

Earnings (loss) before income tax provision	$5,339	$921	$(842)	$62	$5,480

	Three Months Ended June 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$31,072	$19,651	$10,835	$—	$61,558
Inter-segment sales	(229)	(252)	—	—	(481)

Net sales	$30,843	$19,399	$10,835	$—	$61,077

Operating income (loss)	$3,452	$281	$(1,373)	$—	$2,360
Other income (expense), net	47	151	3	1,004	1,205

Earnings (loss) before income tax provision	$3,499	$432	$(1,370)	$1,004	$3,565

	Six Months Ended June 30, 2004
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$94,739	$36,554	$23,308	$—	$154,601
Inter-segment sales	(746)	(683)	(15)	—	(1,444)

Net sales	$93,993	$35,871	$23,293	$—	$153,157

Operating income (loss)	$10,148	$591	$(2,242)	$—	$8,497
Other income (expense), net	(373)	9	6	138	(220)

Earnings (loss) before income tax provision	$9,775	$600	$(2,236)	$138	$8,277

8. Segment Data (Continued)

	Six Months Ended June 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$60,184	$35,554	$21,848	$—	$117,576
Inter-segment sales	(588)	(850)	(1)	—	(1,439)

Net sales	$59,596	$34,694	$21,847	$—	$116,137

Operating income (loss)	$5,863	$56	$(2,470)	$—	$3,449
Other income (expense), net	74	148	58	1,085	1,365

Earnings (loss) before income tax provision	$5,937	$204	$(2,412)	$1,085	$4,814

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

(In thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/03	$9,348	$2,191	$—	$11,539
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	(66)	—	(66)

Balance as of 6/30/04	$9,348	$2,125	$—	$11,473

Goodwill impairment tests were performed in the first quarter of 2004 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	June 30, 2004	December 31, 2003
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	(12)	—
Accumulated amortization	(54)	(8)

Ending balance	$397	$455

Intangible assets not subject to amortization:
None	—	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$3,481	$2,210	$5,214	$2,985

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(225)	(195)	(487)	(441)

Pro forma net earnings	$3,256	$2,015	$4,727	$2,544

Net earnings per share:
As reported	$0.52	$0.34	$0.78	$0.46

Pro forma	$0.48	$0.31	$0.70	$0.39

Diluted net earnings per share
As reported	$0.50	$0.33	$0.76	$0.45

Pro forma	$0.47	$0.30	$0.69	$0.38

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first six months of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2004 Grants	Expected dividend yield Expected stock price volatility Risk free interest rate Expected life of options	2.25% - 2.35% 38.80% - 38.82% 4.10% - 4.57% 10 years

2003 Grants	Expected dividend yield Expected stock price volatility Risk free interest rate Expected life of options	3.23% - 3.28% 37.23% - 38.68% 3.69% - 3.96% 10 years

Options granted during the first six months of 2004 had a weighted average fair value of $12.34 per option and a weighted average exercise price of $30.84 per option.

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

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Measures of the APBO or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the Company’s plan are actuarially equivalent to Medicare Part D under the act. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency and the documentation requirements necessary to be entitled to the subsidy.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2004	2003	2004	2003
Service cost	$1,027	$965	$55	$50
Interest cost	2,195	2,172	177	182
Expected return on plan assets	(3,947)	(3,583)	—	—
Amortization of prior service cost	78	58	—	—
Amortization of unrecognized net (gain) loss	—	89	3	—
Amortization of unrecognized transition asset	(231)	(232)	—	—

Net periodic benefit cost (income)	$(878)	$(531)	$235	$232

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2004	2003	2004	2003
Service cost	$2,058	$1,928	$110	$100
Interest cost	4,516	4,288	354	364
Expected return on plan assets	(7,896)	(7,170)	—	—
Amortization of prior service cost	156	89	—	—
Amortization of unrecognized net (gain) loss	—	173	6	—
Amortization of unrecognized transition asset	(463)	(464)	—	—

Net periodic benefit cost (income)	$(1,629)	$(1,156)	$470	$464

12. Retirement Benefits (Continued)

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make any contributions to the pension plan in 2004. The Company also disclosed that it expected total contributions of $932,000 to be made to its postretirement plan in 2004, of which the Company was responsible for approximately 50% or $466,000. As of June 30, 2004, the Company has made no contributions to its pension plan and has made contributions of $238,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $240,000 to its postretirement plan during the last six months of 2004.

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

In support of the above strategy, during the third quarter of 2003, the Company completed two strategic acquisitions that expanded its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc., effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhanced Oil Field’s product and service offerings in the oil field automation marketplace. On December 9, 2003, the Company acquired the operating assets and commercial operations of D&R Oil Field Services, located in Drayton Valley, Alberta, Canada. This acquisition within the Oil Field segment strengthened the Company’s presence in Canada’s oil field service business. During the first half of 2004, the Company continued to integrate these acquisitions with its existing operations and developed additional expansion plans for these markets.

In addition, the Company expanded its Power Transmission capabilities in 2003 through a new gear repair facility in Alabama that will service the Southeast U.S. and through new high-speed gearbox manufacturing capabilities in its French operation.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the quarter ended June 30, 2004, increased to $84.5 million from $61.1 million for the quarter ended June 30, 2003, or 38.4%, and sales for the first six months of 2004 increased to $153.2 million from $116.1 million for the first half of 2003, or 31.9%. This growth was primarily driven by increased sales of new oil field equipment and acquisitions. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended June 30, 2004, decreased slightly to 17.8% from 18.0% for the quarter ended June 30, 2003, while gross margin for the first six months of 2004 increased slightly to 17.7% from 17.5% in the first six months of 2003. While gross margins have benefited from sales volume increasing fixed cost coverage, margins have been negatively impacted by rapidly rising material costs, especially steel, plant inefficiencies due to rapid growth and continued pressure in raising prices. Additional segment data on gross margin is provided later in this section.

The increase in sales primarily drove the changes in net earnings for the three and six months ended June 30, 2004, but were partially offset by increases in selling, general and administrative expenses. The Company reported net earnings of $3.5 million or $0.50 per share (diluted) for the quarter ended June 30, 2004, compared to net earnings of $2.2 million or $0.33 per share (diluted) for the quarter ended June 30, 2003, and reported net earnings of $5.2 million or $0.76 per share (diluted) for the six months ended June 30, 2004, compared to net earnings of $3.0 million or $0.45 per share (diluted) for the six months ended June 30, 2003.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at June 30, 2004, from December 31, 2003. Short-term debt and the current portion of long-term debt was $1.3 million at June 30, 2004, up from $0.7 million at December 31, 2003, due to additional borrowing by the Company’s French subsidiary to cover working capital requirements. Cash balances at June 30, 2004, were $16.4 million, down from $19.4 million at December 31, 2003. This decrease is primarily related to increased working capital requirements. Inventory levels increased to support higher backlog levels and increased from rising material costs while receivable levels increased from the volume impact of higher sales.

Other Events

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

Three Months Ended June 30, 2004, Compared to the Three Months Ended June 30, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
Sales
Oil Field	$51,619	$30,843	$20,776	67.4
Power Transmission	18,733	19,399	(666)	(3.4)
Trailer	14,176	10,835	3,341	30.8

Total	$84,528	$61,077	$23,451	38.4

Gross Profit
Oil Field	$9,741	$6,655	$3,086	46.4
Power Transmission	4,871	4,394	477	10.9
Trailer	444	(49)	493	1,006.1

Total	$15,056	$11,000	$4,056	36.9

Oil Field sales increased to $51.6 million, or 67.4%, for the quarter ended June 30, 2004, from $30.8 million for the quarter ended June 30, 2003. The added sales of the acquisitions and the benefit of the stronger Canadian dollar in the second quarter of 2004 contributed 15.6 percentage points of this increase. Increased sales of new pumping units account for the majority of the balance of the increase of 51.8 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year quarter as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $44.0 million as of June 30, 2004, from $19.2 million at June 30, 2003. This backlog increase was from a $10.8 million benefit from the Argentina acquisition, increased bookings of new pumping units in the U.S. market and from foundry machine tool casting orders. Backlog levels also increased when compared to the $37.7 million level at March 31, 2004, which was primarily driven by increased foundry casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment decreased to 18.9% for quarter ended June 30, 2004, compared to 21.6% for the quarter ended June 30, 2003, or 2.7 percentage points. The benefit of higher plant utilization on fixed cost coverage was offset by higher raw material prices, especially steel and raw scrap iron, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases.

Direct selling, general and administrative expenses for Oil Field increased to $2.8 million, or 45.0%, for the quarter ended June 30, 2004, from $1.9 million for the quarter ended June 30, 2003. The additional expenses of Lufkin Argentina contributed 16.6 percentage points of this increase, with the balance of the increase associated with higher expenses in the automation and new pumping unit product lines in support of higher sales volumes.

Sales for the Company’s Power Transmission segment decreased to $18.7 million, or 3.4%, for the quarter ended June 30, 2004, compared to $19.4 million for the quarter ended June 30, 2003. The benefit of the stronger euro on the sales of the French division contributed 1.1 percentage points of increase. The 4.5 percentage points of decrease was the result of decreased sales in the oil and gas development market from customer project delays. This was partially offset by increased sales in the U.S. from new low-speed units to the steel and other commodity-related markets and from the gear repair expansion in the Southeast U.S. The Company’s Power Transmission backlog at June 30, 2004, increased to $36.2 million from $32.5 million at June 30, 2003. This backlog increase was from higher orders in the repair sector from the power generation and sugar markets. Backlog also increased from the $26.5 million level at March 31, 2004. This increase is the result of increased bookings into the power generation, petrochemical and sugar markets.

Gross margin for the Power Transmission segment increased to 26.0% for the quarter ended June 30, 2004, compared to 22.7% for the quarter ended June 30, 2003, or 3.3 percentage points. Lower severance expenses and higher pension income, which is discussed below, accounted for 1.1 percentage point of this increase. The balance of the increase was from higher margins on HS units in the US. In the second quarter of 2003, lower margins on new high-speed units in the U.S. resulted from one-time learning curve costs on several large project orders comprising multiple units, which also are typically more competitive and price-sensitive

Direct selling, general and administrative expenses for Power Transmission decreased $0.3 million to $2.8 million, or 8.9%, for the quarter ended June 30, 2004, from $3.1 million for the quarter ended June 30, 2003. Lower third-party commissions, reduced severance expense and lower bad debt expense contributed to this decline, partially offset by the impact of the stronger euro on the French operation of 2.2 percentage points.

Trailer sales for the quarter ended June 30, 2004, increased to $14.2 million, or 30.8%, from $10.8 million for the quarter ended June 30, 2003. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from some increases in freight volume levels. The freight industry delayed new purchases for several years due to poor economic conditions. This increase was partially offset by the 6.0 percentage point impact of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. Backlog for the Trailer segment increased to $29.0 million at June 30, 2004, compared to $8.0 million at June 30, 2003, and $27.6 million at March 31, 2004. The backlog increase was primarily from orders for new van trailers for the reasons mentioned above.

Trailer gross margin increased to 3.1% for the quarter ended June 30, 2004, from a negative 0.5% for the quarter ended June 30, 2003, or 3.6 percentage points. Lower severance expenses and higher pension income, which is discussed below, accounted for 1.3 percentage point of this increase. The balance of the margin increase of 2.3 percentage points was from the benefit of higher plant utilization on fixed cost coverage and from some improvements in pricing levels. These gains were partially offset by the impact of higher raw material prices, especially steel.

Direct selling, general and administrative expenses for Trailer were $0.5 million for the quarter ended June 30, 2004, the same level as the quarter ended June 30, 2003.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $3.2 million, or 2.7%, for the quarter ended June 30, 2004, from $3.1 million for the quarter ended June 30, 2003, primarily from higher expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the quarter ended June 30, 2004, totaled $0.3 million of expense compared to income of $1.2 million for the quarter ended June 30, 2004. In the second quarter of 2003, a one-time gain of $1.0 million from the sale of the Company aircraft was recorded. The additional decrease was due primarily from certain foreign currency exchange losses.

Pension income, which is reported as a reduction of cost of sales, increased to $0.9 million for the quarter ended June 30, 2004, or 66%, compared to $0.5 million for the quarter ended June 30, 2003. For the full year, pension income is expected to be approximately $3.4 million compared to $1.8 million for 2003, or an 89% increase. This increase is due to higher expected returns on plan assets due to the higher fair market value of the plan assets.

The effective tax rate for the quarter ending June 30, 2004, was 36.5% compared to 38.0% for the quarter ended June 30, 2003. This decrease was primarily from the favorable impact of certain tax benefits on export sales. The full year effective tax rate is expected to be 37.0%.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
Sales
Oil Field	$93,993	$59,596	$34,397	57.7
Power Transmission	35,871	34,694	1,177	3.4
Trailer	23,293	21,847	1,446	6.6

Total	$153,157	$116,137	$37,020	31.9

Gross Profit
Oil Field	$17,945	$12,212	$5,733	46.9
Power Transmission	8,726	8,050	676	8.4
Trailer	415	70	345	492.9

Total	$27,086	$20,332	$6,754	33.2

Oil Field sales increased to $94.0 million, or 57.7%, for the six months ended June 30, 2004, from $59.6 million for the six months ended June 30, 2003. The added sales of the acquisitions and the benefit of the stronger Canadian dollar in the first half of 2004 contributed 14.3 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 29.1 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year quarter as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $44.0 million as of June 30, 2004, from $24.9 million at December 31, 2003. This backlog increase was from a $10.8 million benefit from the Argentina acquisition, increased bookings of new pumping units in the U.S. and international markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment decreased to 19.1% for six months ended June 30, 2004, compared to 20.5% for the six months ended June 30, 2003, or 1.4 percentage points. The benefit of higher plant utilization on fixed cost coverage was offset by higher raw material prices, especially steel and raw scrap iron, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases.

Direct selling, general and administrative expenses for Oil Field increased to $5.2 million, or 36.1%, for the six months ended June 30, 2004, from $3.8 million for the for six months ended June 30, 2003. The additional expenses of Lufkin Argentina contributed 18.4 percentage points of this increase, with the balance of the increase associated with higher expenses in the automation and new pumping unit product lines in support of higher sales volumes.

Sales for the Company’s Power Transmission segment increased to $35.9 million, or 3.4%, for the six months ended June 30, 2004, compared to $34.7 million for the six months ended June 30, 2003. The benefit of the stronger euro on the sales of the French division contributed 2.1 percentage points of increase. The additional 1.3 percentage points of the increase were primarily the result of the gear repair expansion in the Southeast U.S. The Company’s Power Transmission backlog at June 30, 2004, increased to $36.2 million from $24.8 million at December 31, 2003. This increase is the result of increased bookings into the power generation, petrochemical and sugar markets.

Gross margin for the Power Transmission segment increased to 24.3% for the six months ended June 30, 2004, compared to 23.2% for the six months ended June 30, 2003, or 1.1 percentage points. The benefit of higher plant utilization on fixed cost coverage was offset by the change in mix from traditionally higher margin high-speed units and parts to lower margin low-speed units.

Direct selling, general and administrative expenses for Power Transmission increased $0.1 million to $6.1 million, or 1.3%, for the six months ended June 30, 2004, from $6.0 million for the six months ended June 30, 2003. Higher employee-related expenses and the impact of the stronger euro on the French operation, representing 3.6 percentage points of the change, but were partially offset by lower third-party commissions, reduced severance expense and lower bad debt expense.

Trailer sales for the six months ended June 30, 2004, increased to $23.3 million, or 6.6%, from $21.8 million for the six months ended June 30, 2003. This increase primarily resulted from higher sales of floats due to the introduction of a new model and from increased sales of dumps to the construction and road-building markets. This increase was partially offset by the 6.7 percentage point impact of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. Backlog for the Trailer segment increased to $29.0 million at June 30, 2004, compared to $8.0 million at June 30, 2003, and $27.6 million at March 31, 2004. The backlog increase was primarily from orders for new van trailers for the reasons mentioned above.

Trailer gross margin increased to 1.8% for the six months ended June 30, 2004, from 0.3% for the six months ended June 30, 2003, or 1.5 percentage points. Lower severance expenses and higher pension income, which is discussed below, accounted for 1.0 percentage point of this increase. The balance of the margin increase of 0.5 percentage points was from the favorable shift in mix towards floats and dumps from vans, which traditionally carry lower margins. This mix benefit was partially offset by the impact of higher raw material prices, especially steel.

Direct selling, general and administrative expenses for Trailer increased to $1.0 million, or 7.3%, for the six months ended June 30, 2004, from $0.9 million for the six months ended June 30, 2003, primarily from employee-related expenses to support the sales volume growth.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $6.3 million, or 3.0%, for the six months ended June 30, 2004, from $6.1 million for the six months ended June 30, 2003, primarily from higher expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the quarter ended June 30, 2004, totaled $0.2 million of expense compared to income of $1.4 million for the six months ended June 30, 2004. In the second quarter of 2003, a one-time gain of $1.0 million from the sale of the Company aircraft was recorded. The additional decrease was due primarily from certain foreign currency exchange losses.

Pension income, which is reported as a reduction of cost of sales, increased to $1.6 million for the six months ended June 30, 2004, or 41%, compared to $1.2 million for the six months ended June 30, 2003. For the full year, pension income is expected to be approximately $3.4 million compared to $1.8 million for 2003, or an 89% increase. This increase is due to higher expected returns on plan assets due to the higher fair market value of the plan assets.

The effective tax rate for the six months ending June 30, 2004, was 37.0% compared to 38.0% for the quarter ended June 30, 2003. This decrease was primarily from the favorable impact of certain tax benefits on export sales. The full year effective tax rate is expected to be 37.0%.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $16.4 million at June 30, 2004, compared to $19.4 million at December 31, 2003. For the six months ended June 30, 2004, net cash used in operating activities was $1.2 million, cash used in investing activities totaled $3.3 million and cash provided by financing activities amounted to $1.5 million. Significant components of cash used in operating activities include net earnings adjusted for non-cash expenses of $10.4 million, offset by a net increase in working capital of $11.6 million. This increase was primarily due to higher inventory, higher accounts receivable and lower taxes payable, which consumed $12.8 million, $3.4 million and $3.7 million, respectively. Oil Field and Trailer inventory increased due to planned inventory to support the higher sales volumes. Accounts receivable increased primarily in Oil Field and Trailer from higher sales volumes and less customers paying in advance of shipment. Higher accounts payable balances, related to higher activity and inventory levels, partially offset these items by $5.7 million. Cash used in investing activities included net capital expenditures totaling $3.3 million and an increase in other long-term assets of $0.1 million. Capital expenditures in the first six months of 2004 were primarily for additions to and replacements of production equipment and operating vehicles in the Oil Field segment. Capital expenditures for 2004 are projected to be in the range of $12.0 million to $14.0 million. Significant components of cash provided by financing activities included proceeds from short-term notes payable of $0.8 million, payments on long-term debt of $0.1 million, proceeds from the exercise of stock options of $3.2 million and dividend payments of $2.4 million or $0.18 per share.

Total debt balances at June 30, 2004, including current maturities of long-term debt, consisted of $1.2 million of short-term notes payable and $0.1 million of long-term notes payable, all current, to various banks. This debt is associated with the Company’s French operations. As of June 30, 2004, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.6 million, consisting of short-term borrowings of $0.7 million and payments on long-term notes payable of $0.1 million during the first quarter of 2004.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility expires on December 30, 2005. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. As of June 30, 2004, no amounts were outstanding on the $27.5 million revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. The repayment terms are 60 days with interest calculated at the Euro Overnight Index Average plus an applicable margin, with specific accounts receivable provided as security. As of June 30, 2004, $1.2 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the six months ended June 30, 2004. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of June 30, 2004, the Company held 249,639 shares of treasury stock at an aggregate cost of approximately $5.2 million. Authorizations of approximately $2.1 million remained at June 30, 2004.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year

(Thousands of dollars)	Total	2004	2005 & 2006	2007 & 2008	Beyond 2008
Operating lease obligations	$1,393	$268	$444	$369	$312
Contractual commitments for capital expenditures	3,905	3,905	—	—	—
Long-term debt	71	71	—	—	—

Total	$5,369	$4,244	$444	$369	$312

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

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to:

•	oil prices;

•	capital spending levels of oil producers;

•	availability and prices for raw materials;

•	currency exchange rate fluctuations in the markets in which the Company operates;

•	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates;

•	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments; and

•	general industry, political and economic conditions in the markets where the Company’s procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit with its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations. The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2004, this inter-company debt was comprised of 0.9 million euros and 3.7 million Canadian dollars. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.

Item 4. Controls and Procedures

Based on their evaluation of the disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the disclosure controls and procedures (as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

In the case of Echometer and James N. McCoy vs. Lufkin Industries, Inc., the plaintiff filed suit in U.S. District Court alleging infringement of a fluid-level device patent and received a jury verdict on September 26, 2003, in the amount of $150,000. In March 2004, the trial court judge rendered a final judgment, upholding the jury verdict of $150,000 plus costs and interest of approximately $12,000.

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

Date: August 5, 2004

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R.D. Leslie
Vice President/Treasurer/Chief Financial Officer
Principal Financial and Accounting Officer