Form 10-Q
period 2004-09-30
LUFKIN INDUSTRIES INC
filed 2004-11-05
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 7,123,583 shares of Common Stock, $1.00 par value per share, outstanding as of November 2, 2004, not including 247,639 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands of dollars)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,381	$19,408
Receivables, net	49,911	42,908
Inventories	58,971	39,460
Deferred income tax assets	1,472	1,472
Other current assets	1,639	1,051

Total current assets	125,374	104,299

Property, plant and equipment, at cost	279,173	278,352
Less accumulated depreciation	192,283	189,352

	86,890	89,000

Prepaid pension costs	59,071	56,563
Goodwill, net	11,514	11,539
Other assets, net	2,250	2,255

Total assets	$285,099	$263,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$600	$493
Current portion of long-term notes payable	10	196
Accounts payable	21,801	14,037
Accrued liabilities:
Payroll and benefits	6,307	5,965
Warranty expenses	1,977	1,698
Taxes payable	2,992	4,361
Other	8,214	6,718

Total current liabilities	41,901	33,468

Deferred income tax liabilities	31,845	31,349
Postretirement benefits	10,643	10,643

Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 7,092,833 and 6,892,381 shares issued, respectively	7,093	6,892

Capital in excess of par	23,115	18,480
Retained earnings	174,288	167,862
Treasury stock, 249,639 and 302,239 shares, respectively, at cost	(5,157)	(6,244)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,371	1,206

Total shareholders’ equity	200,710	188,196

Total liabilities and shareholders’ equity	$285,099	$263,656

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$95,766	$71,455	$248,923	$187,593

Cost of sales	78,744	55,244	204,815	151,049

Gross profit	17,022	16,211	44,108	36,544

Selling, general and administrative expenses	9,438	10,596	28,027	27,479

Operating income	7,584	5,615	16,081	9,065

Interest income	43	23	193	155
Interest expense	(31)	(32)	(104)	(91)
Other income (expense), net	(7)	(164)	(304)	1,128

Earnings before income tax provision	7,589	5,442	15,866	10,257

Income tax provision	2,728	2,068	5,791	3,898

Net earnings	4,861	3,374	10,075	6,359

Change in foreign currency translation adjustment	721	108	165	1,872

Total comprehensive income	$5,582	$3,482	$10,240	$8,231

Net earnings per share:
Basic	$0.71	$0.52	$1.50	$0.97

Diluted	$0.70	$0.51	$1.46	$0.96

Dividends per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of shares outstanding:
Basic	6,800,634	6,541,936	6,738,457	6,533,855
Diluted	6,973,104	6,668,012	6,913,064	6,632,587

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$10,075	$6,359
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,747	8,791
Deferred income tax provision	2,150	1,143
Pension income	(2,508)	(1,500)
Gain on disposition of property, plant and equipment	(28)	(1,032)
Changes in:
Receivables, net	(6,921)	(3,722)
Income taxes receivable	(24)	(20)
Inventories	(19,404)	(6,724)
Other current assets	(487)	(510)
Accounts payable	7,650	(1,834)
Accrued liabilities	1,155	2,411

Net cash provided by operating activities	405	3,362

Cash flows from investing activities:
Additions to property, plant and equipment	(7,533)	(11,304)
Proceeds from disposition of property, plant and equipment	172	1,177
Increase in other assets	(64)	(730)
Acquisition of other companies	(7)	(3493)

Net cash used in investing activities	(7,432)	(14,350)

Cash flows from financing activities:
Proceeds from short-term notes payable	137	527
Payments on long-term notes payable	(182)	(198)
Dividends paid	(3,649)	(3,531)
Proceeds from exercise of stock options	4,709	422
Purchases of treasury stock	—	(31)

Net cash provided by (used in) financing activities	1,015	(2,811)

Effect of translation on cash and cash equivalents	(15)	325

Net decrease in cash and cash equivalents	(6,027)	(13,474)

Cash and cash equivalents at beginning of period	19,408	27,608

Cash and cash equivalents at end of period	$13,381	$14,134

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

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

The Company has completed the purchase allocation process for the Argentina and Basin acquisitions. The Company has substantially completed the purchase allocation process for the D&R acquisition and no additional significant adjustments to asset and liability valuations are expected to be made in 2004.

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30, 2004	December 31, 2003
Accounts receivable	$50,101	$43,154
Notes receivable	36	45

Total receivables	50,137	43,199
Allowance for doubtful accounts	(226)	(291)

Net receivables	$49,911	$42,908

Bad debt expense related to receivables was negative $0.1 million and $0.0 million for the three months ended September 30, 2004 and 2003, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively.

4. Property, Plant & Equipment

The following is a summary of the Company’s property, plant and equipment balances (in thousands of dollars):

	September 30, 2004	December 31, 2003
Land	$3,188	$3,060
Land improvements	6,917	6,864
Buildings	68,558	65,197
Machinery and equipment	183,725	186,361
Furniture and fixtures	3,999	3,978
Computer equipment and software	12,786	12,892

Total property, plant and equipment	279,173	278,352
Less accumulated depreciation	(192,283)	(189,352)

Total property, plant and equipment, net	$86,890	$89,000

Depreciation expense related to property, plant and equipment was $3.0 million and $2.8 million for the three months ended September 30, 2004 and 2003, respectively, and $8.7 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively.

5.	Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30, 2004	December 31, 2003

Gross inventories @ FIFO:
Finished goods	$7,795	$3,475
Work in process	12,420	7,411
Raw materials & component parts	59,206	47,967

Total gross inventories @ FIFO	79,421	58,853
Less reserves:
LIFO	19,149	17,778
Valuation	1,301	1,615

Total inventories as reported	$58,971	$39,460

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $59,1 million and $40.2 million at September 30, 2004, and December 31, 2003, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2004 and 2003 are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$4,861	$3,374	$10,075	$6,359

Denominator:
Denominator for basic net earnings per share-weighted-average shares	6,800,634	6,541,936	6,738,457	6,533,855

Effect of dilutive securities: employee stock options	172,470	126,076	174,607	98,732

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	6,973,104	6,668,012	6,913,064	6,632,587

Basic net earnings per share	$0.71	$0.52	$1.50	$0.97

Diluted net earnings per share	$0.70	$0.51	$1.46	$0.96

Options to purchase a total of 20,298 and 305,811 shares of the Company’s common stock at September 30, 2004 and 2003, respectively, were excluded from the calculation of fully diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, and options to purchase a total of 20,298 and 306,154 shares of the Company’s stock at September 30, 2004 and 2003, respectively, were excluded from the calculation of fully diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

7. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee that alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. In April 1999, the District Court issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. Trial for this case began in December 2003 but was postponed by the Court. The trial resumed on October 12, 2004, and was concluded on October 14, 2004. Both parties have been asked to submit briefs before the judge issues his decision. The Company believes the claim is without merit and is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position.

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

	Three Months Ended September 30, 2004
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$57,907	$20,131	$19,102	$—	$97,140
Inter-segment sales	(687)	(680)	(7)	—	(1,374)

Net sales	$57,220	$19,451	$19,095	$—	$95,766

Operating income (loss)	$7,917	$821	$(1,154)	$—	$7,584
Other income (expense), net	(102)	31	(2)	78	5

Earnings (loss) before income tax provision	$7,815	$852	$(1,156)	$78	$7,589

	Three Months Ended September 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$41,595	$21,111	$9,550	$—	$72,256
Inter-segment sales	(440)	(319)	(42)	—	(801)

Net sales	$41,155	$20,792	$9,508	$—	$71,455

Operating income (loss)	$5,730	$1,616	$(1,731)	$—	$5,615
Other income (expense), net	(215)	8	9	25	(173)

Earnings (loss) before income tax provision	$5,515	$1,624	$(1,722)	$25	$5,442

	Nine Months Ended September 30, 2004
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$152,644	$56,685	$42,411	$—	$251,740
Inter-segment sales	(1,432)	(1,363)	(22)	—	(2,817)

Net sales	$151,212	$55,322	$42,389	$—	$248,923

Operating income (loss)	$18,065	$1,412	$(3,396)	$—	$16,081
Other income (expense), net	(475)	40	4	216	(215)

Earnings (loss) before income tax provision	$17,590	$1,452	$(3,392)	$216	$15,866

8. Segment Data (Continued)

	Nine Months Ended September 30, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$101,780	$56,654	$31,397	$—	$189,831
Inter-segment sales	(1,028)	(1,169)	(41)	—	(2,238)

Net sales	$100,752	$55,485	$31,356	$—	$187,593

Operating income (loss)	$11,593	$1,672	$(4,200)	$—	$9,065
Other income (expense), net	(141)	156	67	1,110	1,192

Earnings (loss) before income tax provision	$11,452	$1,828	$(4,133)	$1,110	$10,257

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

(In thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance a.s of 12/31/03	$9,348	$2,191	$—	$11,539
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	(25)	—	(25)

Balance as of 9/30/04	$9,348	$2,166	$—	$11,514

Goodwill impairment tests were performed in the first quarter of 2004 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	September 30, 2004	December 31, 2003
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	10	—
Accumulated amortization	(77)	(8)

Ending balance	$396	$455

Intangible assets not subject to amortization:
None	—	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$4,861	$3,374	$10,075	$6,359

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(164)	(146)	(652)	(587)

Pro forma net earnings	$4,697	$3,228	$9,423	$5,772

Net earnings per share:
As reported	$0.71	$0.52	$1.50	$0.97

Pro forma	$0.69	$0.49	$1.40	$0.88

Diluted net earnings per share
As reported	$0.70	$0.51	$1.46	$0.96

Pro forma	$0.67	$0.48	$1.36	$0.87

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first nine months of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2004 Grants	Expected dividend yield	2.25% - 2.35%
	Expected stock price volatility	38.80% - 38.82%
	Risk free interest rate	4.10% - 4.57%
	Expected life of options	10 years

2003 Grants	Expected dividend yield	3.23% - 3.28%
	Expected stock price volatility	37.23% - 38.68%
	Risk free interest rate	3.69% - 3.96%
	Expected life of options	10 years

No options were granted in the third quarter of 2004. Options granted during the first nine months of 2004 had a weighted average fair value of $12.34 per option and a weighted average exercise price of $30.84 per option.

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

12. Retirement Benefits

The Company has a noncontributory pension plan covering substantially all employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by a trust established under the plan. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended.

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

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because the Company’s plan is not actuarially equivalent to Medicare Part D and is not expected to receive any subsidy.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2004	2003	2004	2003
Service cost	$1,002	$971	$55	$50
Interest cost	2,208	2,282	177	182
Expected return on plan assets	(3,936)	(3,575)	—	—
Amortization of prior service cost	78	111	—	—
Amortization of unrecognized net (gain) loss	—	99	3	—
Amortization of unrecognized transition asset	(231)	(231)	—	—

Net periodic benefit cost (income)	$(879)	$(343)	$235	$232

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2004	2003	2004	2003
Service cost	$3,060	$2,899	$165	$150
Interest cost	6,724	6,570	531	546
Expected return on plan assets	(11,831)	(10,745)	—	—
Amortization of prior service cost	234	200	—	—
Amortization of unrecognized net (gain) loss	—	272	9	—
Amortization of unrecognized transition asset	(695)	(695)	—	—

Net periodic benefit cost (income)	$(2,508)	$(1,499)	$705	$696

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make any contributions to the pension plan in 2004. The Company also disclosed that it expected total contributions of $932,000 to be made to its postretirement plan in 2004, of which the Company was responsible for approximately 50%, or $466,000. As of September 30, 2004, the Company has made no contributions to its pension plan and has made contributions of $354,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $117,000 to its postretirement plan during the last three months of 2004.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lufkin Industries, Inc. (the “Company”) is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures and services various highway trailers, including van, float and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

In support of the above strategy, during the third quarter of 2003, the Company completed two strategic acquisitions that expanded its Oil Field segment. The Company purchased the remaining shares of Lufkin Argentina S.A., its 1992 Argentina joint venture with Baker Hughes, Inc., effective July 1, 2003. Lufkin Argentina manufactures and services oil field pumping units and automation equipment for use in Argentina and other South American countries. The Company also purchased the operating assets of Basin Technical Services in Midland, Texas on July 30, 2003. This acquisition enhanced Oil Field’s product and service offerings in the oil field automation marketplace. On December 9, 2003, the Company acquired the operating assets and commercial operations of D&R Oil Field Services, located in Drayton Valley, Alberta, Canada. This acquisition within the Oil Field segment strengthened the Company’s presence in Canada’s oil field service business. During the first nine months of 2004, the Company continued to integrate these acquisitions with its existing operations and developed additional expansion plans for these markets.

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

Overall, sales for the quarter ended September 30, 2004, increased to $95.8 million from $71.5 million for the quarter ended September 30, 2003, or 34.0%, and sales for the first nine months of 2004 increased to $248.9 million from $187.6 million for the nine months of 2003, or 32.7%. This growth was primarily driven by increased sales of new oil field equipment, oil field acquisitions in the past year and sales of new van trailers. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended September 30, 2004, decreased to 17.8% from 22.7% for the quarter ended September 30, 2003, and gross margin for the first nine months of 2004 decreased to 17.7% from 19.5% for the first nine months of 2003. While gross margins have benefited from sales volume increasing fixed cost coverage, margins have been negatively impacted by rapidly rising material costs, especially steel, and their related impact on the LIFO inventory reserve, plant inefficiencies due to rapid growth and continued pressure in raising prices. Raw material price inflation is the primary driver for the increase in the LIFO reserve. Additional segment data on gross margin is provided later in this section.

The increase in sales volumes primarily drove the changes in net earnings for the three and nine months ended September 30, 2004, but decreases in selling, general and administrative expenses for the first nine months of 2004 also contributed to the improvement in net earnings. The Company reported net earnings of $4.9 million or $0.70 per share (diluted) for the quarter ended September 30, 2004, compared to net earnings of $3.4 million or $0.51 per share (diluted) for the quarter ended September 30, 2003. The Company reported net earnings of $10.1 million or $1.46 per share (diluted) for the nine months ended September 30, 2004, compared to net earnings of $6.4 million or $0.96 per share (diluted) for the nine months ended September 30, 2003.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at September 30, 2004, from December 31, 2003. Short-term debt and the current portion of long-term debt was $0.6 million at September 30, 2004, down from $0.7 million at December 31, 2003, due to reduced borrowing by the Company’s French subsidiary. Cash balances at September 30, 2004, were $13.4 million, down from $19.4 million at December 31, 2003. This decrease is primarily related to increased working capital requirements. Inventory levels increased to support higher backlog levels and rising material costs while receivable levels increased from the volume impact of higher sales.

Other Events

In the second quarter of 2003, the Company incurred a one-time severance expense of $354,000 for the lay-offs and early-retirements of certain employees. These employee reductions were related to modifying the strategy of the Trailer branch facilities to focus primarily on parts from parts and service and other targeted cost reductions in areas not achieving profitability goals. Of this severance expense, the Oil Field segment incurred $89,000, the Power Transmission segment incurred $144,000, the Trailer segment incurred $104,000 and the Corporate segment incurred $17,000.

In the first quarter of 2004, the Company incurred a one-time severance expense of $317,000 for employee reductions in the French operation of the Power Transmission segment. These cost reductions were related to the Company’s continuing strategy of targeting areas not achieving profitability goals.

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
Sales
Oil Field	$57,220	$41,155	$16,065	39.0
Power Transmission	19,451	20,792	(1,341)	(6.4)
Trailer	19,095	9,508	9,587	100.8

Total	$95,766	$71,455	$24,311	34.0

Gross Profit
Oil Field	$11,841	$10,036	$1,805	18.0
Power Transmission	4,786	6,138	(1,352)	(22.0)
Trailer	395	37	358	967.6

Total	$17,022	$16,211	$811	5.0

Oil Field sales increased to $57.2 million, or 39.0%, for the quarter ended September 30, 2004, from $41.2 million for the quarter ended September 30, 2003. The added sales of the Canadian acquisition and the benefit of the stronger Canadian dollar in the third quarter of 2004 contributed 2.2 percentage points of this increase. Increased sales of new pumping units, and related service, and foundry castings account for the majority of the balance of the increase of 36.8 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year quarter as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $47.4 million as of September 30, 2004, from $21.7 million at September 30, 2003. This backlog increase was from increased bookings of new pumping units in the U.S. and Argentina markets and from foundry machine tool casting orders. Backlog levels also increased when compared to the $44.0 million level at June 30, 2004, which was primarily driven by increased foundry casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment decreased to 20.7% for quarter ended September 30, 2004, compared to 24.4% for the quarter ended September 30, 2003, or 3.7 percentage points. This decline was caused by higher raw material prices, especially steel and raw scrap iron, and the related LIFO reserve impact, higher fuel prices and legal costs in the service operations and the mix of sales shifting from higher margin service and automation product lines to commercial castings, offsetting the benefit of higher plant utilization on fixed cost coverage in the manufacturing operations.

Direct selling, general and administrative expenses for Oil Field increased to $2.5 million, or 13.0%, for the quarter ended September 30, 2004, from $2.2 million for the quarter ended September 30, 2003. This increase is attributed to higher employee-related expenses and third-party commissions in support of the higher sales volumes in all product lines.

Sales for the Company’s Power Transmission segment decreased to $19.5 million, or 6.4%, for the quarter ended September 30, 2004, compared to $20.8 million for the quarter ended September 30, 2003. The benefit of the stronger euro on the sales of the French division offset this decrease by 1.0 percentage points. The net 7.4 percentage points of decrease was the result of decreased sales of high-speed units to the oil and gas development market from customer project delays and reduced orders for oil pipeline projects. This was partially offset by increased sales from the gear repair expansion in the Southeast U.S. The Company’s Power Transmission backlog at September 30, 2004, increased to $38.3 million from $26.4 million at September 30, 2003. This backlog increase was from increased orders for high-speed units for the power generation market, low-speed units for the oil drilling equipment market and higher orders in the repair sector from the Southeast U.S expansion. Backlog also increased from the $36.2 million level at June 30, 2004. This increase is the result of increased bookings of low-speed units for the oil drilling equipment market.

Gross margin for the Power Transmission segment decreased to 24.6% for the quarter ended September 30, 2004, compared to 29.5% for the quarter ended September 30, 2003, or 4.9 percentage points. This decrease was from lower margins on new units for the power generation market from price competition and production inefficiencies. In addition, margins on longer lead-time orders have been impacted by rapidly rising raw material pricing, and the related LIFO reserve impact, not being reflected in the original selling price.

Direct selling, general and administrative expenses for Power Transmission remained at $2.9 million for the quarter ended September 30, 2004, compared to $2.9 million for the quarter ended September 30, 2003. Lower third-party commissions and bad debt expense offset the impact of the stronger euro on the French operation.

Trailer sales for the quarter ended September 30, 2004, increased to $19.1 million, or 100.8%, from $9.5 million for the quarter ended September 30, 2003. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. The freight industry delayed new purchases for several years due to poor economic conditions. Backlog for the Trailer segment increased to $15.0 million at September 30, 2004, compared to $9.3 million at September 30, 2003, for the reasons discussed above. However, backlog levels decreased from the $29.0 million level at June 30, 2004. This decrease is from customers temporarily delaying additional bookings as a result of recent price increases. Customers anticipate raw material prices to decrease and result in lower trailer sales prices. Additionally, freight companies have been unable to meet the growth in freight demand from driver shortages, which has impacted short-term equipment purchases. New trailer bookings are expected to rise again in the fourth quarter of 2004 as freight haulers resume replacing aging fleets and meeting increased freight demand.

Trailer gross margin increased to 2.1% for the quarter ended September 30, 2004, from 0.4% for the quarter ended September 30, 2003, or 1.7 percentage points. This margin increase was from the benefit of higher plant utilization on fixed cost coverage and from some improvements in pricing levels. These gains were partially offset by the impact of higher raw material prices, especially steel, and the related LIFO reserve impact.

Direct selling, general and administrative expenses for Trailer increased to $0.7 million, or 43.5%, for the quarter ended September 30, 2004, compared to $0.5 million for the quarter ended September 30, 2003, primarily from higher employee-related expenses and third-party commissions in support of the higher sales volumes in all product lines.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $3.4 million, or 32.2%, for the quarter ended September 30, 2004, from $5.0 million for the quarter ended September 30, 2003, primarily from lower expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the quarter ended September 30, 2004, totaled $0.0 million compared to an expense of $0.2 million for the quarter ended September 30, 2003. This increase was due primarily from certain foreign currency exchange gains.

Pension income, which is reported as a reduction of cost of sales, increased to $0.9 million for the quarter ended September 30, 2004, or 156%, compared to $0.3 million for the quarter ended September 30, 2003. For the full year, pension income is expected to be approximately $3.4 million compared to $1.8 million for 2003, or an 89% increase. This increase is due to higher expected returns on plan assets due to the higher fair market value of the plan assets.

The effective tax rate for the quarter ended September 30, 2004, was 36.0% compared to 38.0% for the quarter ended September 30, 2003. This decrease was primarily from the favorable impact of certain tax benefits on export sales. The full year effective tax rate is expected to be approximately 36.5%.

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
Sales
Oil Field	$151,212	$100,752	$50,460	50.1
Power Transmission	55,322	55,485	(163)	(0.3)
Trailer	42,389	31,356	11,033	35.2

Total	$248,923	$187,593	$61,330	32.7

Gross Profit
Oil Field	$29,786	$22,249	$7,537	33.9
Power Transmission	13,511	14,188	(677)	(4.8)
Trailer	811	107	704	657.9

Total	$44,108	$36,544	$7,564	20.7

Oil Field sales increased to $151.2 million, or 50.1%, for the nine months ended September 30, 2004, from $100.8 million for the nine months ended September 30, 2003. The added sales of the acquisitions and the benefit of the stronger Canadian dollar in 2004 contributed 9.3 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 40.8 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $47.4 million as of September 30, 2004, from $24.9 million at December 31, 2003. This backlog increase was from increased bookings of new pumping units in the U.S. and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment decreased to 19.7% for nine months ended September 30, 2004, compared to 22.1% for the nine months ended September 30, 2003, or 2.4 percentage points. This decline was caused by higher raw material prices, especially steel and raw scrap iron, and the related LIFO reserve impact, higher fuel prices and legal costs in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases, offsetting the benefit of higher plant utilization on fixed cost coverage in the pumping unit manufacturing operations.

Direct selling, general and administrative expenses for Oil Field increased to $7.7 million, or 27.6%, for the nine months ended September 30, 2004, from $6.0 million for the for nine months ended September 30, 2003. The additional expenses of Lufkin Argentina contributed 11.6 percentage points of this increase, with the balance of the increase primarily associated with higher employee-related expenses in support of higher sales volumes.

Sales for the Company’s Power Transmission segment decreased slightly to $55.3 million, or 0.3%, for the nine months ended September 30, 2004, compared to $55.5 million for the nine months ended September 30, 2003. The benefit of the stronger euro on the sales of the French division contributed a 1.7 percentage point increase. The net 2.0 percentage points of decrease was the result of lower sales of high-speed units to the oil and gas development market from customer project delays and reduced orders for oil pipeline projects. This was partially offset by increased sales from the gear repair expansion in the Southeast U.S. The Company’s Power Transmission backlog at September 30, 2004, increased to $38.3million from $24.8 million at December 31, 2003. This backlog increase was from increased orders for high-speed units for the power generation market, low-speed units for the oil drilling equipment market and higher orders in the repair sector from the Southeast U.S expansion.

Gross margin for the Power Transmission segment decreased to 24.4% for the nine months ended September 30, 2004, compared to 25.6% for the nine months ended September 30, 2003, or 1.2 percentage points. This decline was from lower margins on new units for the power generation market from price competition and production inefficiencies. In addition, margins on longer lead-time orders have been impacted by rapidly rising raw material pricing, and the related LIFO reserve impact, not being reflected in the original selling price.

Direct selling, general and administrative expenses for Power Transmission remained at $8.9 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Lower third-party commissions and bad debt expense offset the impact of the stronger euro on the French operation.

Trailer sales for the nine months ended September 30, 2004, increased to $42.4 million, or 35.2%, from $31.4 million for the nine months ended September 30, 2003. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. The freight industry delayed new purchases for several years due to poor economic conditions. This increase was partially offset by the 4.7 percentage point impact of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. Backlog for the Trailer segment increased to $15.0 million at September 30, 2004, compared to $11.1 million at December 31, 2003. The backlog increase was primarily from orders for new van trailers for the reasons mentioned above. However, new booking levels decreased in the third quarter of 2004 as customers temporarily delayed additional bookings as a result of recent price increases. Customers anticipate raw material prices to decrease and result in lower trailer sales prices. Additionally, freight companies have been unable to meet the growth in freight demand from driver shortages, which has impacted short-term equipment purchases. New trailer bookings are expected to rise again in the fourth quarter of 2004 as freight haulers resume replacing aging fleets and meeting increased freight demand.

Trailer gross margin increased to 1.9% for the nine months ended September 30, 2004, from 0.3% for the nine months ended September 30, 2003, or 1.6 percentage points. This increase was from the benefit of higher plant utilization on fixed cost coverage and from some improvements in pricing levels. These gains were partially offset by the impact of higher raw material prices, especially steel, and the related LIFO reserve impact.

Direct selling, general and administrative expenses for Trailer increased to $1.7 million, or 19.2%, for the nine months ended September 30, 2004, from $1.4 million for the nine months ended September 30, 2003, primarily from employee-related expenses and third-party commissions in support of the sales volume growth.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $9.7 million, or 12.8%, for the nine months ended September 30, 2004, from $11.1 million for the nine months ended September 30, 2003, primarily from lower expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the nine months ended September 30, 2004, totaled $0.2 million of expense compared to income of $1.2 million for the nine months ended September 30, 2003. In the second quarter of 2003, a one-time gain of $1.0 million from the sale of the Company aircraft was recorded. The additional decrease was due primarily from certain foreign currency exchange losses and other miscellaneous finance charges.

Pension income, which is reported as a reduction of cost of sales, increased to $2.5 million for the nine months ended September 30, 2004, or 67%, compared to $1.5 million for the nine months ended September 30, 2003. For the full year, pension income is expected to be approximately $3.4 million compared to $1.8 million for 2003, or an 89% increase. This increase is due to higher expected returns on plan assets due to the higher fair market value of the plan assets.

The effective tax rate for the nine months ended September 30, 2004, was 36.5% compared to 38.0% for the nine months ended September 30, 2003. This decrease was primarily from the favorable impact of certain tax benefits on export sales. The full year effective tax rate is expected to be approximately 36.5%.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $13.4 million at September 30, 2004, compared to $19.4 million at December 31, 2003. For the nine months ended September 30, 2004, net cash provided by operating activities was $0.4 million, cash used in investing activities totaled $7.4 million and cash provided by financing activities amounted to $1.0 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $18.4 million, offset by a net increase in working capital of $18.0 million. This increase was primarily due to higher inventory and accounts receivable, which consumed $19.4 million and $7.2 million, respectively. Inventory increased in support the higher sales volumes in Oilfield and Trailer and from price increases on raw materials. Accounts receivable increased primarily in Oil Field and Trailer from higher sales volume, partially offset by fewer accounts receivable with extended terms. Higher accounts payable balances, related to higher activity and inventory levels, partially offset these items by $7.7 million. Cash used in investing activities included net capital expenditures totaling $7.4 million and an increase in other long-term assets of $0.1 million. Capital expenditures in the first nine months of 2004 were primarily for additions to and replacements of production equipment and operating vehicles in the Oil Field segment. Capital expenditures for 2004 are projected to be in the range of $12.0 million to $14.0 million. Significant components of cash provided by financing activities included proceeds from short-term notes payable of $0.1 million, payments on long-term debt of $0.2 million, proceeds from the exercise of stock options of $4.7 million and dividend payments of $3.6 million or $0.54 per share.

Total debt balances at September 30, 2004, including current maturities of long-term debt, consisted of $0.6 million of short-term notes payable and $0.0 million of long-term notes payable, all current, to various banks. This debt is associated with the Company’s French operations. As of September 30, 2004, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt decreased by $0.1 million, consisting of short-term borrowings of $0.1 million and payments on long-term notes payable of $0.2 million during the first nine months of 2004.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This facility was originally set to expire on December 30, 2005, but was renewed during the third quarter of 2004. The renewed facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2004, no amounts were outstanding on the $27.5 million revolving line of credit and the Company was in compliance with all financial covenants under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. The repayment terms are 60 days with interest calculated at the Euro Overnight Index Average plus an applicable margin, with specific accounts receivable provided as security. As of September 30, 2004, $0.6 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the nine months ended September 30, 2004. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of September 30, 2004, the Company held 249,639 shares of treasury stock at an aggregate cost of approximately $5.2 million. Authorizations of approximately $2.1 million remained at September 30, 2004.

The following table summarizes the Company’s expected cash outflows by period from financial contracts and commitments as of September 30, 2004. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(Thousands of dollars)	Total	2004	2005 & 2006	2007 & 2008	Beyond 2008
Operating lease obligations	$1,315	$160	$474	$369	$312
Contractual commitments for capital expenditures	3,358	3,282	76	—	—
Long-term debt obligations	10	10	—	—	—

Total	$4,683	$3,452	$550	$369	$312

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2004 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $2.7 million annually, depending on participation levels in these plans.

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

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “project,” “plan”, “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to:

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit with its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations. The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of September 30, 2004, this inter-company debt was comprised of 1.1 million euros and 1.9 million Canadian dollars. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.

Item 4. Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A class action complaint was filed in the United States District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee that alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February of 1998 and in Lufkin, Texas in August of 1998. In April 1999, the District Court issued a decision that certified a class for this case, which includes all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the 5th Circuit United States Court of Appeals in New Orleans, Louisiana. This appeal was denied on June 23, 1999. Trial for this case began in December 2003 but was postponed by the Court. The trial resumed on October 12, 2004, and was concluded on October 14, 2004. Both parties have been asked to submit briefs before the judge issues his decision. The Company believes the claim is without merit and is defending this action vigorously. Furthermore, the Company believes that the facts and the law in this action support its position.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 5, 2004, in Lufkin Texas to elect three directors.

(b)	Directors elected at the Annual Meeting:

John H. Lollar

Bob H. O’Neal

Thomas E. Wiener

Directors with terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2005:

H. J. Trout, Jr.

J. T. Jongebloed

Directors with terms expiring in 2006:

Douglas V. Smith

Simon W. Henderson

John F. Anderson

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(c)	The annual meeting was held to elect to elect three directors. All of the nominated directors were elected and will serve a three-year term expiring in 2007. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in Favor	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
John H. Lollar	5,917,938	—	170,026	—	—
Bob H. O’Neal	5,916,678	—	171,286	—	—
Thomas E. Wiener	5,821,512	—	266,452	—	—

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K during the third quarter of 2004

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: November 5, 2004

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R.D. Leslie Vice President/Treasurer/Chief Financial Officer Principal Financial and Accounting Officer