Form 10-K
period 2004-12-31
LUFKIN INDUSTRIES INC
filed 2005-03-16
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission file number 0-2612

LUFKIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-0404410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 South Raguet, Lufkin, Texas	75904
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     936/634-2211

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1 Per Share

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein’ and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Company’s voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2004, was $216,199,767.

There were 7,039,303 shares of Common Stock, $1.00 par value per share, outstanding as of March 7, 2005, not including 245,639 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company employed approximately 2,300 people at December 31, 2004, including approximately 1,600 that were paid on an hourly basis. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

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

Raw Materials:

Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. However, during 2004, Oil Field experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices are not expected to decline in the short-term nor are shortages expected. Raw material prices may continue to increase and availability may decrease with little notice

Markets:

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Also, the availability of used pumping unit equipment impacts the North American market.

Competition:

The primary global competitor for new pumping units and automation equipment is Weatherford. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the world, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total artificial lift market. While Weatherford is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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

Raw Materials:

Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders. However, during 2004, Power Transmission experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices are not expected to decline in the short-term and may continue to increase with little notice. Raw material and component part shortages are not expected in the short-term, but availability has been decreasing as supplier lead-times have grown.

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

Competition:

Despite the highly technical nature of this product, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Maag, Flender Graffenstaden, BHS, Renk, Allen Gear, Kreiter GearTech and Horsburgh & Scott. While price is an important factor, proven designs and workmanship are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

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

Parts- Through a network of company-owned branches, both trailers produced by the Company and by others are supported by replacement parts.

Raw Materials:

Trailer purchases a variety of raw materials in manufacturing its products. The principal raw materials are aluminum, structural and plate steel, axles, suspensions, tires, plywood and hardwood flooring. Trailer has annual contracts for aluminum in order to mitigate price fluctuations, but due to the configurable nature of its products, Trailer does not have long-term purchase contracts on its other raw material purchases. Raw material shortages have been infrequent. However, during 2004, Trailer experienced rapid raw material price increases due to increased global demand for metal commodities and experienced periodic material shortages. Raw material prices are not expected to decline in the short-term and may continue to increase with little notice. Raw material shortages are expected to reduce in the short-term, but periodic shortages may still occur.

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

In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004, the freight market improved as freight-hauling demand and pricing increased and aging trailers required replacement.

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

For financial information about the Company’s business segments and geographic areas, see Note 16 in Notes to Consolidated Financial Statements included in this report.

The Company makes available, free of charge, through our website, www.lufkin.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Item 2. Properties

The Company’s major manufacturing facilities are located in and near Lufkin, Texas are owned in fee and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses. Also, the Company has numerous service centers throughout the U.S. to support the Oil Field, Power transmission and Trailer segments. The majority of these locations are owned in fee, with some leased. None of these leases qualify as capital leases. Internationally, the Company also has facilities in Canada, Egypt and Argentina for the production and servicing of pumping units and has a plant in France that manufactures, assembles and services industrial gears and power transmission products throughout Europe.

Item 3. Legal Proceedings

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in November 2004. The only claims made at trial were those of discrimination in initial assignments, promotions and compensation.

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees when awarding initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 10%, compounded annually. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

The Company has reviewed this decision with its outside counsel and intends to appeal the decision to the U.S. Court of Appeals for the Fifth Circuit. The Company believes that after a full and fair review by the appeals court of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock is traded on the NASDAQ Stock Market (National Market) under the symbol LUFK. References to the Company’s common stock herein include the associated common stock purchase rights issued under the Company’s Rights Agreement. See Note 12 to the Consolidated Financial Statements for a discussion of the Rights Agreement. As of February 28, 2005, there were approximately 534 record holders of its common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2004 and 2003, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2004			2003
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend
First	$32.950	$28.130	$0.18	$25.560	$18.500	$0.18
Second	34.470	27.500	0.18	27.000	18.810	0.18
Third	37.490	30.850	0.18	27.000	22.580	0.18
Fourth	41.750	33.220	0.18	29.460	22.690	0.18

The Company has paid cash dividends for 65 consecutive years. Total dividend payments were $4,905,000, $4,714,000 and $4,670,000 in 2004, 2003 and 2002, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders (b)	696,222	$25.41	319,340
Equity compensation plans not approved by security holders	—	—	—

Total	696,222	$25.41	319,340

(a) Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

(b) Issued under the 1990 Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan and the Incentive Stock Option Plan 2000.

Item 6. Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

(In millions, except per share data)	2004	2003	2002	2001	2000
Sales	$356.3	$262.3	$228.7	$278.9	$254.6
Net earnings	14.4	9.7	8.5	19.5	7.0
Net earnings per share:
Basic	2.12	1.49	1.29	3.12	1.11
Diluted	2.07	1.46	1.26	3.03	1.11
Total assets	300.3	263.7	248.4	246.1	233.6
Long-term notes payable, net of current	0.0	0.0	0.2	0.3	7.0
Cash dividends per share	0.72	0.72	0.72	0.72	0.72

Quarterly Financial Data (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales	$68.6	$84.5	$95.8	$107.4
Gross profit	12.0	15.1	17.0	18.0
Net earnings	1.7	3.5	4.9	4.3
Basic earnings per share	0.26	0.52	0.71	0.63
Diluted earnings per share	0.25	0.50	0.70	0.61

2003
Sales	$55.1	$61.1	$71.5	$74.6
Gross profit	9.3	11.0	16.2	15.5
Net earnings	0.8	2.2	3.4	3.3
Basic earnings per share	0.12	0.34	0.52	0.51
Diluted earnings per share	0.12	0.33	0.51	0.50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lufkin Industries is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures various highway trailers, including van, float and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

Also, on November 1, 2004, the Company completed the acquisition of the operating assets and commercial operations of Black Widow Oilfield Services located in Medicine Hat, Alberta, Canada to further expand its service presence in Canada.

In addition, in 2003 the Company expanded its Power Transmission capabilities through a new gear repair facility in Alabama that will service the Southeast U.S. and through new high-speed gearbox manufacturing capabilities in its French operation. In 2004, the Company continued to expand its gear repair network by opening facilities in Ohio to serve the Midwest and in Pennsylvania to serve the Northeast.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the year ended December 31, 2004, increased to $356.3 million from $262.3 million for the year ended December 31, 2003, or 35.9%. Sales for 2002 were $228.7 million. This growth in 2004 was primarily driven by increased sales of new oil field equipment, new van trailers and acquisitions. Additional segment data on sales is provided later in this section.

Gross margin for the year ended December 31, 2004, decreased to 17.4% from 19.8% for the year ended December 31, 2003, and 20.5% for year ended December 31, 2002. This overall gross margin decline was primarily due to rapidly increasing raw material prices in all segments and the inability to pass on these increases to customers at the same rate. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings. The Company reported net earnings of $14.4 million or $2.07 per share (diluted) for the year ended December 31, 2004, compared to net earnings of $9.7 million or $1.46 per share (diluted) for the year ended December 31, 2003. Net income of $8.5 million or $1.26 per share (diluted) was reported for the year ended December 31, 2002.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% for December 31, 2004, and December 31, 2003. Short-term debt and the current portion of long-term debt was $2.0 million at December 31, 2004, up from $0.7 million at December 31, 2003. Cash balances at December 31, 2004, were $17.1 million, down from $19.4 million at December 31, 2003, due to higher capital expenditures, acquisitions and working capital in support of the Company’s strategies as well as certain volume-related working capital requirements.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

Year Ended December 31,	2004	2003	Increase (Decrease)	% Increase (Decrease)
Sales
Oil Field	$216,025	$144,082	$71,943	49.9
Power Transmission	79,498	74,625	4,873	6.5
Trailer	60,758	43,548	17,210	39.5

Total	$356,281	$262,255	$94,026	35.9

Gross Profit
Oil Field	$41,780	$32,532	$9,248	28.4
Power Transmission	19,234	19,428	(194)	(1.0)
Trailer	1,070	57	1,013	1,777.2

Total	$62,084	$52,017	$10,067	19.4

Oil Field sales increased to $216.0 million, or 49.9%, for the year ended December 31, 2004, from $144.1 million for the year ended December 31, 2003. The added sales of acquisitions and the benefit of the stronger Canadian dollar in 2004 contributed 7.4 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 42.5 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase as it grows market share from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. improved, especially in the machine tool market. Oil Field’s backlog increased to $61.6 million as of December 31, 2004, from $24.9 million at December 31, 2003. This backlog increase was from increased bookings of new pumping units in the U.S. and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment decreased to 19.3% for year ended December 31, 2004, compared to 22.6% for the year ended December 31, 2003, or 3.3 percentage points. This decline was caused by higher raw material prices, especially steel and raw scrap iron, and the related LIFO reserve impact, higher fuel prices and legal costs in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases, offsetting the benefit of higher plant utilization on fixed cost coverage in the pumping unit manufacturing operations.

Direct selling, general and administrative expenses for Oil Field increased to $10.5 million, or 25.6%, for the year ended December 31, 2004, from $8.4 million for the for year ended December 31, 2003. The additional expenses of Lufkin Argentina contributed 8.3 percentage points of this increase, with the balance of the increase primarily associated with higher employee-related expenses in support of higher sales volumes.

Sales for the Company’s Power Transmission segment increased to $79.5 million, or 6.5%, for the year ended December 31, 2004, compared to $74.6 million for the year ended December 31, 2003. The benefit of the stronger euro on the sales of the French division contributed 2.0 percentage points of this increase. The net 4.5 percentage points of increase was the result of increased sales from the gear repair expansion in the Southeast U.S and increased sales of new low speed units to the metal processing and mining industries, partially offset by lower sales of high-speed units to the oil and gas development market from customer project delays and reduced orders for oil pipeline projects. The Company’s Power Transmission backlog at December 31, 2004, increased to $40.1 million from $24.8 million at December 31, 2003. This backlog increase was from increased orders for high-speed units for the power generation market, low-speed units for the metal processing and mining industries and higher orders in the repair sector from the Southeast U.S expansion.

Gross margin for the Power Transmission segment decreased to 24.2% for the year ended December 31, 2004, compared to 26.0% for the year ended December 31, 2003, or 1.8 percentage points. This decline was from lower margins on new units for the power generation market from price competition and production inefficiencies. In addition, margins on longer lead-time orders have been impacted by rapidly rising raw material pricing, and the related LIFO reserve impact, not being reflected in the original selling price.

Direct selling, general and administrative expenses for Power Transmission increased to $12.5 million, or 4.9%, for the year ended December 31, 2004, compared to $11.9 million for the year ended December 31, 2003. The impact of the stronger euro on the French operation and higher employee-related expenses in support of higher sales volumes were partially offset by lower third-party commissions and bad debt expense.

Trailer sales for the year ended December 31, 2004, increased to $60.8 million, or 39.5%, from $43.5 million for the year ended December 31, 2003. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. The freight industry delayed new purchases for several years due to poor economic conditions. This increase was partially offset by the 3.4 percentage point impact of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. Backlog for the Trailer segment increased to $11.5 million at December 31, 2004, compared to $11.1 million at December 31, 2003. The backlog increase was primarily from orders for new van trailers for the reasons mentioned above.

Trailer gross margin increased to 1.8% for the year ended December 31, 2004, from 0.1% for the year ended December 31, 2003, or 1.7 percentage points. This increase was from the benefit of higher plant utilization on fixed cost coverage and from some improvements in pricing levels. These gains were partially offset by the impact of higher raw material prices, especially steel, and the related LIFO reserve impact.

Direct selling, general and administrative expenses for Trailer increased to $2.6 million, or 24.7%, for the year ended December 31, 2004, from $2.1 million for the year ended December 31, 2003, primarily from employee-related expenses and third-party commissions in support of the sales volume growth and higher general liability insurance claims.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, decreased to $13.8 million, or 9.3%, for the year ended December 31, 2004, from $15.2 million for the year ended December 31, 2003, primarily from lower expenses for litigation and other legal matters.

Investment income, interest expense and other income and expense for the year ended December 31, 2004, totaled $0.0 million of expense compared to income of $1.2 million for the year ended December 31, 2003. In the second quarter of 2003, a one-time gain of $1.0 million from the sale of the Company’s aircraft was recorded. The additional decrease was due primarily from certain other miscellaneous finance charges.

Pension income, which is reported as a reduction of cost of sales, increased to $3.4 million for the year ended December 31, 2004, or 89%, compared to $1.8 million for the year ended December 31, 2003. This increase was due to higher expected returns on plan assets due to the higher fair market value of the plan assets. Pension income in 2005 is expected to decrease to approximately $2.6 million primarily due to the reduction of the expected long-term rate of return on assets assumption from 8.50% to 8.00% from the Company’s annual assessment of expected future returns on the different asset classes. Also, in deriving this forecast, the Company reviewed its other assumptions for 2005 and lowered the discount rate to 6.00% from 6.25%.

The effective tax rate for the year ended December 31, 2004, was 36.5% compared to 38.0% for the year ended December 31, 2003. This decrease was primarily from the favorable impact of certain tax benefits on export sales.

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

Direct selling, general and administrative expenses for Oil Field increased to $8.4 million, or 10.7%, for year ended December 31, 2003, from $7.6 million for the for year ended December 31, 2002. The additional expenses of Lufkin Argentina contributed 7.9% percentage points of this increase.

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

Trailer gross margin declined to 0.1% for the year ended December 31, 2003, from 5.9% for the year ended December 31, 2002, or 5.8 percentage points.. This margin decline was due to continued pricing pressure on all models of trailers in the depressed freight-hauling market and the 3.1 percentage point impact of reduced pension income and severance expenses.

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

Investment income, interest expense and other income and expense for the year ended December 31, 2003, totaled $1.2 million of income compared to income of $0.4 million for the year ended December 31, 2002. The increase was due primarily to the one-time gain of almost $1.0 million on the sale of the Company’s twenty-year old aircraft, partially offset by lower interest income from lower cash balances.

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

The Company’s cash balance totaled $17.1 million at December 31, 2004, compared to $19.4 million at December 31, 2003. For the year ended December 31, 2004, net cash provided by operating activities was $6.4 million, cash used in investing activities totaled $12.2 million, cash provided by financing activities amounted to $3.9 million and the unfavorable effect of foreign currency translation amounted to $0.4 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $26.0 million, offset by a net increase in working capital of $19.6 million. This increase was primarily due to higher accounts receivable and inventory, which consumed $17.3 million and $14.3 million, respectively. Inventory increased in support of higher sales volumes in all segments and from price increases on raw materials. Accounts receivable increased primarily from higher sales volume in all segments. Higher accounts payable balances, related to higher activity and inventory levels, partially offset these items by $9.2 million. Cash used in investing activities included net capital expenditures totaling $11.5 million, an increase in other long-term assets of $0.4 million and spending on acquisitions of $0.3 million. Capital expenditures in 2004 were primarily for additions to and replacements of production equipment, facility expansion and operating vehicles in the Oil Field segment. Capital expenditures for 2005 are projected to be in the range of $20.0 million to $22.0 million, primarily for the expansion of manufacturing capacity and efficiency improvement in its Oil Field segment. Significant components of cash provided by financing activities included proceeds from short-term notes payable of $1.5 million, payments on long-term debt of $0.2 million, proceeds from the exercise of stock options of $7.5 million and dividend payments of $4.9 million or $0.72 per share.

Total debt balances at December 31, 2004, including current maturities of long-term debt, consisted of $2.0 million of short-term notes payable. This debt is associated with the Company’s French operations. As of December 31, 2004, the Company had no outstanding debt associated with the Bank Facility discussed below. During 2004, total debt increased by $1.3 million, consisting of short-term borrowings of $1.5 million and payments on long-term notes payable of $0.2 million.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2004, no amounts were outstanding on the $27.5 million revolving line of credit and the Company was in compliance with all financial covenants under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of December 31, 2004, $2.0 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors of the Company authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during 2004. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2004, the Company held 245,639 shares of treasury stock at an aggregate cost of approximately $5.1 million. Authorizations of approximately $2.1 million remained at December 31, 2004.

The following table summarizes the Company’s expected cash outflows by period from financial contracts and commitments as of December 31, 2004. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

		Payments due by period
(Thousands of dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$1,409	$395	$515	$334	$165
Contractual commitments for capital expenditures	1,129	1,129	—	—	—
Long-term debt obligations	—	—	—	—	—

Total	$2,538	$1,524	$515	$334	$165

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2005 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $2.7 million annually, depending on participation levels in these plans.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2005.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company is currently in the process of evaluating the impact of SFAS 151 on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152 (“SFAS 152”), “Accounting for Real Estate Time-Sharing Transactions.” This Statement provides that real estate time-sharing transactions should be accounted for as non-retail land sales as discussed in the recently issued SOP 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference SOP 04-02 and amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. The Company does not expect the adoption of SFAS 152 to impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS 153 to impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an additional paid-in-capital. SFAS 123R is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123R on the Company’s consolidated financial position and results of operations. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Note 10 to the Consolidated Financial Statements illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123.

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

Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

•	The customer has accepted title and risk of loss.

•	The customer has provided a written purchase order for the product.

•	The customer, not the Company, requested the product to be stored and to be invoiced under a Bill-and-Hold arrangement. The customer must also provide the business purpose for the storage request.

•	The customer must provide a storage period and future shipping date.

•	The Company must not have retained any future performance obligations on the product.

•	The Company must segregate the stored product and not make it available to use on other orders.

•	The product must be complete and ready for shipment.

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

Goodwill acquired in connection with business combinations represent the excess of consideration over the fair value of net assets acquired. The Company performs impairment tests on the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may be greater than fair value, such as significant underperformance relative to historical or projected operating results and significant negative industry or economic trends. The Company’s fair value is primarily determined using discounted cash flows, which requires management to make judgments about future operating results, working capital requirements and capital spending levels. Changes in cash flow assumptions or other factors which negatively impact the fair value of the operations would influence the evaluation and may result in a determination that goodwill is impaired and a corresponding impairment charge.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2004 results:

(Thousands of dollars)	.25 Percentage Point Increase	.25 Percentage Point Decrease
Effect of change in discount rate on net periodic benefit cost (income)	$(100)	$102
Effect of change in long-term rate of return on plan assets on net periodic benefit cost (income)	$(464)	$464

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit under its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of December 31, 2004, this inter-company debt was comprised of 1.5 million euros and 4.5 million Canadian dollars. As of December 31, 2004, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Shareholders’ Equity & Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 4, 2005

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Thousands of dollars, except share and per share data)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$17,097	$19,408
Receivables, net	61,038	42,908
Income taxes receivable	—	—
Inventories	54,637	39,460
Deferred income tax assets	2,447	1,472
Other current assets	1,117	1,051

Total current assets	136,336	104,299

Property, plant and equipment, net	89,555	89,000
Prepaid pension costs	59,950	56,563
Goodwill, net	11,790	11,539
Other assets, net	2,638	2,255

Total assets	$300,269	$263,656

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$1,976	$493
Current portion of long-term notes payable	—	196
Accounts payable	23,706	14,037
Accrued liabilities:
Payroll and benefits	6,240	5,965
Accrued warranty expenses	2,729	1,698
Taxes payable	5,213	4,361
Other	9,241	6,718

Total current liabilities	49,105	33,468

Deferred income tax liabilities	31,584	31,349
Postretirement benefits	10,648	10,643
Long-term notes payable, net of current portion	—	—

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par $1 per share; 60,000,000 shares authorized; 7,235,979 shares issued	7,236	6,892
Capital in excess of par	26,724	18,480
Retained earnings	177,374	167,862
Treasury stock, 245,639 shares and 302,239 shares, respectively, at cost	(5,075)	(6,244)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,673	1,206

Total shareholders’ equity	208,932	188,196

Total liabilities and shareholders’ equity	$300,269	$263,656

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2004, 2003 and 2002

(Thousands of dollars, except per share data)

	2004	2003	2002
Sales	$356,281	$262,255	$228,724

Cost of sales	294,197	210,238	181,886

Gross profit	62,084	52,017	46,838

Selling, general and administrative expenses	39,371	37,544	33,428

Operating income	22,713	14,473	13,410
Investment income	147	187	607
Interest expense	(139)	(125)	(285)
Other income (expense), net	(17)	1,171	35

Earnings before income taxes	22,704	15,706	13,767

Income tax provision	8,287	5,968	5,232

Net earnings	$14,417	$9,738	$8,535

Net earnings per share:
Basic	$2.12	$1.49	$1.29
Diluted	$2.07	$1.46	$1.26

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

& COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003 and 2002

(Thousands of dollars, except share and per share data)

	Common Stock		Capital In Excess Of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Compre- hensive Income (Loss)
	Shares	Amount
Balance, Dec. 31, 2001	6,892,381	$6,892	$18,200	$158,973	$(10,350)	$(2,716)
Comprehensive income:
Net earnings				8,535			$8,535
Other comprehensive income, net of tax
Foreign currency translation adjustment						982	982

Comprehensive income							9,517

Cash dividends, $.72 per share				(4,670)
Exercise of stock options (137,886 treasury shares)			277		2,826

Balance, Dec. 31, 2002	6,892,381	6,892	18,477	162,838	(7,524)	(1,734)
Comprehensive income:
Net earnings				9,738			9,738
Other comprehensive income, net of tax
Foreign currency translation adjustment						2,940	2,940

Comprehensive income							12,678

Cash dividends, $.72 per share				(4,714)
Treasury stock purchases (1,500 shares)					(31)
Exercise of stock options (64,962 treasury shares)			3		1,311

Balance, Dec. 31, 2003	6,892,381	6,892	18,480	167,862	(6,244)	1,206
Comprehensive income:
Net earnings				14,417			14,417
Other comprehensive income, net of tax
Foreign currency translation adjustment						1,467	1,467

Comprehensive income							$15,884

Cash dividends, $.72 per share				(4,905)
Exercise of stock options (56,600 treasury shares)	343,598	344	8,244		1,169

Balance, Dec. 31, 2004	7,235,979	$7,236	$26,724	$177,374	$(5,075)	$2,673

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$14,417	$9,738	$8,535
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Depreciation and amortization	11,823	11,653	11,417
Deferred income tax provision	3,146	2,153	1,789
Pension income	(3,387)	(1,843)	(5,283)
Postretirement benefits	4	(313)	(67)
(Gain) loss on disposition of property, plant and equipment	(59)	(1,018)	(22)
Increase (decrease) in cash flows from changes in working capital excluding effects of acquisitions:
Receivables, net	(17,396)	(5,165)	2,674
Income taxes receivable	—	47	(39)
Inventories	(14,308)	(3,102)	3,576
Other current assets	(20)	(354)	298
Accounts payable	9,158	177	399
Accrued liabilities	2,967	1,544	(941)

Net cash provided by operating activities	6,345	13,517	22,336

Cash flows from investing activities:
Additions to property, plant and equipment	(11,723)	(13,006)	(10,410)
Proceeds from disposition of property, plant and equipment	229	1,212	293
Acquisition of other companies	(313)	(5,798)	—
Decrease in invested funds	—	—	5,863
Increase in other assets	(380)	(859)	(8)

Net cash used in investing activities	(12,187)	(18,451)	(4,262)

Cash flows from financing activities:
Proceeds from (payments of) short-term debt, net	1,474	493	—
Payments of long-term notes payable	(193)	(260)	(6,731)
Dividends paid	(4,905)	(4,714)	(4,670)
Proceeds from exercise of stock options	7,543	1,179	2,628
Purchases of treasury stock	—	(31)	—

Net cash used in financing activities	3,919	(3,333)	(8,773)

Effect of translation on cash and cash equivalents	(388)	67	220

Net increase (decrease) in cash and cash equivalents	(2,311)	(8,200)	9,521
Cash and cash equivalents at beginning of year	19,408	27,608	18,087

Cash and cash equivalents at end of year	$17,097	$19,408	$27,608

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

Foreign currencies: Assets and liabilities of foreign operations where the applicable foreign currency is the functional currency are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting gain or loss shown in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet. Income statement accounts are translated at the average exchange rates prevailing during the period. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of earnings as incurred.

Any gains or losses on transactions denominated in another foreign currency are included in the consolidated statement of earnings as incurred.

Cash equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Revenue recognition: Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

•	The customer has accepted title and risk of loss.

•	The customer has provided a written purchase order for the product.

•	The customer, not the Company, requested the product to be stored and to be invoiced under a Bill-and-Hold arrangement. The customer must also provide the business purpose for the storage request.

•	The customer must provide a storage period and future shipping date.

•	The Company must not have retained any future performance obligations on the product.

•	The Company must segregate the stored product and not make it available to use on other orders.

•	The product must be complete and ready for shipment.

Amounts billed for shipping are classified as sales and costs incurred for shipping are classified as cost of sales in the consolidated income statement.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any specific customer issues that the Company has identified. Uncollected receivables are generally reserved before being past due over one year or when the Company has determined that the balance will not be collected.

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

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

Property, plant and equipment (P. P. & E.): The Company records investments in these assets at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Gains or losses realized on the sale or retirement of these assets are reflected in income. The Company periodically reviews its P. P. & E. for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.. Depreciation for financial reporting purposes is provided on a straight-line method based upon the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. The following is a summary of the Company’s P. P. & E. useful lives:

Useful Life (In Years)
Land	—
Land improvements	10.0 – 25.0
Buildings	12.5 – 40.0
Machinery and equipment	3.0 – 15.0
Furniture and fixtures	5.0 – 12.5
Computer equipment and software	3.0 – 7.0

Goodwill and other intangible assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill and intangible asserts with indefinite lives and requires that such assets be tested for impairment at least annually. During the first quarter of 2004, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: Deferred income tax assets or liabilities are recorded based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. See Note 6 for more detail.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, as of the quarter ended March 31, 2001. These statements establish accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded on the balance sheet as either an asset or a liability measured at its fair value. As of December 31, 2004, the Company had no reportable derivatives.

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

Stock-based compensation: The Company has elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro-forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosures.” The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the following pro forma amounts, (in thousands except per share data):

		2004	2003	2002
Net earnings, as reported		$14,417	$9,738	$8,535

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(838)	(740)	(750)

Pro forma net earnings		$13,579	$8,998	$7,785

Earnings per share:
Basic earnings per share	As reported	$2.12	$1.49	$1.29
	Pro forma	$2.00	$1.38	$1.18

Diluted earnings per share	As reported	$2.07	$1.46	$1.26
	Pro forma	$1.95	$1.35	$1.15

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004 Grants	2003 Grants	2002 Grants
Expected dividend yield	1.95% - 2.35%	2.96% - 3.28%	2.49% - 3.19%
Expected stock price volatility	38.78% - 38.82%	37.23% - 38.68%	38.31% - 38.59%
Risk free interest rate	4.10% - 4.57%	3.69% - 4.46%	4.08% - 5.06%
Expected life of options	10 years	10 years	10 years

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

Recently issued accounting pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company is currently in the process of evaluating the impact of SFAS 151 on the Company’s consolidated financial position or results of operations.

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152 (“SFAS 152”), “Accounting for Real Estate Time-Sharing Transactions.” This Statement provides that real estate time-sharing transactions should be accounted for as non-retail land sales as discussed in the recently issued SOP 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference SOP 04-02 and amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. The Company does not expect the adoption of SFAS 152 to impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No, 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS 153 to impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an additional paid-in-capital. SFAS 123R is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123R on the Company’s consolidated financial position and results of operations. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Note 10 illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123.

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

During the fourth quarter of 2003, the Company completed the acquisition on December 9, 2003, of the operating assets and commercial operations of D&R Oilfield Services located in Drayton Valley, Alberta, Canada. This acquisition within the Oil Field segment strengthens the Company’s presence in Canada’s oil field service business. The aggregate purchase price for this acquisition was $1.9 million in cash.

The Company has completed the purchase allocation process for these three acquisitions. As part of the purchase allocation process, certain goodwill and intangible balances were recorded in 2003, as seen in Note 8.

During the fourth quarter of 2004, the Company completed the acquisition on November 1, 2004, of the operating assets and commercial operations of Black Widow Oilfield Services located in Medicine Hat, Alberta, Canada to further expand its service presence in Canada. The aggregate purchase price for this acquisition was $0.3 million in cash.

The Company has substantially completed the purchase allocation process for this acquisition, but additional adjustments may be made in 2005 as final valuations and analysis of fair values are completed. As part of the purchase allocation process, certain goodwill and intangible balances were recorded in 2004, as seen in Note 8.

(3) Receivables

The following is a summary of the Company’s receivable balances:

(Thousands of dollars)	2004	2003
Accounts receivable	$61,182	$43,154
Notes receivable	32	45

	61,214	43,199
Allowance for doubtful accounts	(176)	(291)
Net receivables	$61,038	$42,908

Bad debt expense/(recovery) related to receivables was $0.3 million, $0.1 million and ($0.1) million in 2004, 2003 and 2002, respectively.

(4) Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances:

(Thousands of dollars)	2004	2003
Land	$3,231	$3,060
Land improvements	7,042	6,864
Buildings	69,232	65,197
Machinery and equipment	187,741	186,361
Furniture and fixtures	4,095	3,978
Computer equipment and software	12,959	12,892

Total property, plant and equipment	284,300	278,352
Less accumulated depreciation	(194,745)	(189,352)

Total property, plant and equipment, net	$89,555	$89,000

Depreciation expense related to property, plant and equipment was $11.7 million, $11.6 million and $11.3 million in 2004, 2003 and 2002, respectively.

(5) Earnings per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2004, 2003 and 2002 is illustrated below:

(Thousands of dollars, except share and per share data)	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$14,417	$9,738	$8,535

Denominator:
Denominator for basic earnings per share-weighted-average shares	6,785,170	6,542,436	6,610,312
Effect of dilutive securities: employee stock options	174,885	105,380	150,328

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	6,960,055	6,647,816	6,760,640

Basic earnings per share	$2.12	$1.49	$1.29

Diluted earnings per share	$2.07	$1.46	$1.26

Options to purchase a total of 1,548, 305,311 and 312,896 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2004, 2003 and 2002, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(6) Income Taxes

Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)	2004	2003
Current deferred income tax assets
Gross assets	$6,549	$4,872
Gross liabilities	(4,102)	(3,400)

Total current deferred income tax assets, net	2,447	1,472

Noncurrent deferred income tax liabilities
Gross assets	12,469	12,021
Gross liabilities	(44,053)	(43,370)

Total noncurrent deferred income tax liabilities, net	(31,584)	(31,349)

Net deferred income tax liabilities	$(29,137)	$(29,877)

In 2003, noncurrent deferred income tax liabilities were increased by $891,000 from the preliminary purchase accounting for the Argentina acquisition and did not impact the income tax provision. The final fair value analysis of the deferred tax balances completed during 2004 determined these noncurrent deferred income tax liabilities were not required and were reclassified to other balance sheet accounts as part of the fair value allocation and did not impact the income tax provision.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)	2004	2003
Inventories	$(701)	$(803)
Prepaid pension costs	(21,406)	(20,330)
Payroll and benefits	932	963
Accrued warranty expenses	915	520
Postretirement benefits	4,003	4,119
Prepaid expenses	(433)	(170)
Depreciation	(13,676)	(13,893)
Accrued liabilities	2,261	1,342
Other, net	(1,032)	(1,625)

Net deferred income tax liabilities	$(29,137)	$(29,877)

The income tax provision for 2004, 2003 and 2002 consisted of the following:

(Thousands of dollars)	2004	2003	2002
Current	$8,410	$3,505	$3,187
Deferred	(123)	2,463	2,044

Total	$8,287	$5,968	$5,231

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2004	2003	2002
Tax provision computed at statutory rate	$7,947	$5,497	$4,818
Tax effect of:
Expenses for which no benefit was realized	160	114	447
Change in effective state tax rate	—	411	—
State taxes net of federal benefit	472	225	236
Benefit of export incentives	(504)	(347)	(564)
Other, net	212	68	294

Provision for income taxes	$8,287	$5,968	$5,231

Cash payments for income taxes totaled $6,484,000, $2,278,000 and $3,787,000 for 2004, 2003 and 2002, respectively.

(7) Inventories

Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2004	2003
Gross inventories @ FIFO:
Finished goods	$7,770	$3,475
Work in process	10,604	7,411
Raw materials & component parts	58,399	47,967

Total gross inventories @ FIFO	76,773	58,853

Less reserves:
LIFO	20,985	17,778
Valuation	1,151	1,615

Total inventories as reported	$54,637	$39,460

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $57.3 million and $40.2 million at December 31, 2004 and 2003, respectively.

During 2004 and 2003, LIFO inventories were reduced in certain LIFO pools and these reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years. There were no reductions in 2004 and the impact of reductions in 2003 increased net income by approximately $2,000, net of taxes ($0.00 per diluted share).

(8) Goodwill & Acquired Intangible Assets

Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

Acquired Intangible Assets

(Thousands of dollars)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-Compete Agreements
As of December 31, 2003	$463	$(8)
As of December 31, 2004	$500	$(108)

Unamortized intangible assets:
None

Aggregate Amortization Expense:

For the year ended 12/31/02	$76
For the year ended 12/31/03	$46
For the year ended 12/31/04	$93

Estimated Amortization Expense:

For the year ended 12/31/05	$100
For the year ended 12/31/06	$100
For the year ended 12/31/07	$100
For the year ended 12/31/08	$92
For the year ended 12/31/09	$—

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. Expenses related to these non-compete agreements were $79,000, $81,000 and $64,000 for the years 2004, 2003 and 2002, respectively. Estimated expenses for these agreements are $75,000 for the years 2005 through 2006 and $44,000 in 2007.

(8) Goodwill & Acquired Intangible Assets (Continued)

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/03	$9,348	$2,191	$—	$11,539
Goodwill acquired during year	79	—	—	79
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	—	172	—	172

Balance as of 12/31/04	$9,427	$2,363	$—	$11,790

Goodwill impairment tests were performed in the first quarter of 2004 and no impairment losses were recorded.

(9) Debt Obligations

During the third quarter of 2004, the Company renewed its $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit for an additional three years. The Bank Facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. The Bank Facility includes customary affirmative and negative covenants, including a minimum tangible net worth, a maximum leverage ratio and a minimum current ratio. As of December 31, 2004, no amounts were outstanding of the $27.5 million of the revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of December 31, 2004, $2.0 million was outstanding under this borrowing arrangement.

The Company’s long-term notes payable at December 31, 2004 and 2003 consisted of the following:

(Thousands of dollars, except payment amounts)	2004	2003
Notes payable to banks denominated in euros, interest ranging from 3.7% to 4.9%, due in quarterly installments ranging from $10,000 to $52,000 secured by certain assets, maturing through 2004	—	196
Less-current maturities of long-term notes payable	—	—

Total	$—	$196

Principal payments of long-term notes payable as of December 31, 2004 are as follows:

(Thousands of dollars)
Year ending December 31,
2005	$—
2006	—
2007	—
2008	—
2009	—

Total	$—

Cash payments for interest totaled $17,000, $13,000 and $315,000 in 2004, 2003 and 2002, respectively.

(10) Stock Option Plans

The Company has two stock option plans, the 2000 plan for employees and the 1996 plan for non-employee directors, that provide for the granting of options to outside directors and key employees to purchase an aggregate of not more than 1,050,000 shares of the Company’s common stock at fair market value on the date of grant. Options become exercisable from the initial grant date to four years after the grant date. The options expire ten years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plans. The 1990 plan, which originally was authorized to grant 1,100,000 options, will remain in effect until all awards granted under this plan have been satisfied or expire. As of December 31, 2004, 102,912 options remained outstanding and exercisable from the 1990 plan.

The following table summarizes activity under the Company’s stock option plans:

	2004	2003	2002
Options outstanding, beginning of year	1,058,914	963,048	949,691
Granted (per share)
2002 ($22.575 to $28.900)			154,404
2003 ($21.920 to $25.750)		179,203
2004 ($30.600 to $37.000)	117,431
Exercised (per share)
2002 ($14.000 to $25.455)			(137,886)
2003 ($14.000 to $22.750)		(64,962)
2004 ($14.000 to $38.000)	(400,198)
Forfeited (per share)
2002 ($17.500 to $39.375)			(3,161)
2003 ($14.000 to $38.000)		(18,375)
2004 ($14.000 to $38.000)	(79,925)

Options outstanding, end of year	696,222	1,058,914	963,048

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price	Number Exercisable at 12/31/04	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price
$14.000-$18.375	112,886	5.6 years	$16.99	112,886	5.6 years	$16.99
$20.000-$22.575	102,042	5.5 years	$22.05	102,042	5.5 years	$22.05
$22.750-$33.375	389,896	7.6 years	$26.01	195,279	6.8 years	$26.54
$35.250-$39.875	91,398	8.6 years	$37.03	16,098	2.9 years	$37.16
$14.000-$39.875	696,222	7.1 years	$25.41	426,305	6.0 years	$23.34

Options granted during 2004 had a weighted average fair value of $14.57 per option and a weighted average exercise price of $34.76 per option, options granted during 2003 had a weighted average fair value of $8.52 per option and a weighted average exercise price of $23.59 per option and options granted during 2002 had a weighted average fair value of $9.41 per option and a weighted average exercise price of $25.15 per option. At December 31, 2004, 319,340 options authorized remained available to be granted.

(11) Stock Repurchase Plan

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors of the Company authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 828,370 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2004, the Company held 249,639 shares of treasury stock at an aggregate cost of approximately $5.1 million. Authorizations of approximately $2.1 million remained at December 31, 2004.

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

The Company is also authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2004, no shares of preferred stock had been issued.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 6% (in 1% increments) which is not subject to match by the Company. All obligations of the Company are funded through December 31, 2004. The Company’s expense for these plans totaled $2.2 million, $1.9 million and $1.9 million in 2004, 2003 and 2002, respectively.

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

(13) Retirement Benefits (Continued)

Obligations and Funded Status

At December 31	Pension Benefits		Other Benefits
(Thousands of dollars)	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$148,476	$131,206	$11,781	$9,527
Service cost	4,063	3,870	220	201
Interest cost	8,931	8,852	677	727
Plan participants’ contributions	—	—	1,449	1,342
Amendments	—	3,273	—	—
Actuarial loss (gain)	2,974	8,271	80	2,567
Benefits paid	(7,091)	(6,996)	(2,342)	(2,583)

Benefit obligation at end of year	157,353	148,476	11,865	11,781

Change in plan assets
Fair value of plan assets at beginning of year	189,370	167,325	—	—
Actual return on plan assets	18,094	29,041	—	—
Employer contribution	—	—	—	—
Plan participants’ contributions	—	—	—	—
Benefits paid	(7,091)	(6,996)	—	—

Fair value of plan assets at end of year	200,373	189,370	—	—

Funded status	43,020	40,894	(11,865)	(11,781)
Unrecognized net actuarial loss (gain)	15,786	15,141	1,217	1,138
Unrecognized prior service cost (benefit)	4,561	4,872	—	—
Unrecognized net transition asset	(3,417)	(4,344)	—	—

Net amount recognized	$59,950	$56,563	$(10,648)	$(10,643)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2004	2003	2004	2003
Prepaid pension costs	$59,950	$56,563	$—	$—
Postretirement benefits	—	—	(10,648)	(10,643)

Net amount recognized	$59,950	$56,563	$(10,648)	$(10,643)

The accumulated benefit obligation for all defined benefit pension plans was $146.1 million and $137.5 million at December 31, 2004, and 2003, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$4,063	$3,870	$220	$201
Interest cost	8,931	8,852	677	727
Expected return on plan assets	(15,766)	(14,320)	—	—
Amortization of prior service cost	311	311	—	—
Amortization of unrecognized net (gain) loss	—	370	—	—
Amortization of unrecognized transition asset	(926)	(926)	—	—

Net periodic benefit cost (income)	$(3,387)	$(1,843)	$897	$928

(13) Retirement Benefits (Continued)

Additional Information

	Pension Benefits		Other Benefits
(Thousands of dollars)	2004	2003	2004	2003
Increase in minimum liability included in other comprehensive income	$—	$—	$—	$—

Assumptions

Weighted-average assumptions used to

determine benefit obligations at

December 31

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.25%	5.75%	6.25%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.75%	N/A	N/A
Rate of compensation increase	4.25%	4.50%	N/A	N/A

For 2004, the Company assumed a long-term asset rate of return of 8.50%. In developing the 8.50% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 13-year compounded return (period ended December 31, 2003), which were in-line to higher than the Company’s long-term rate of return assumption.

Assumed health care cost trend rates at

December 31

Since the Company’s costs for the retiree medical was fixed as of January 1, 1997, no health care cost inflation has been assumed.

	2004	2003
Health care cost trend rate assumed for next year	0.00%	0.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	0.00%	0.00%
Year that the rate reaches the ultimate trend rate	0.00%	0.00%

(13) Retirement Benefits (Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. However, since the Company’s costs for the retiree medical was fixed as of January 1, 1997, the 1% change in medical trend assumptions do not have any impact on the plan’s service cost, interest cost or benefit obligation.

(Thousands of dollars)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$—	$—

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Target Allocation	Plan Assets At December 31,
	2005	2004	2003
Equity securities	40% - 70%	60%	58%
Debt securities	30% - 60%	31%	37%
Real estate / Other	0% - 15%	9%	5%

Total		100%	100%

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

No equity or debt securities of the Company were held by the plan at December 31, 2004, or 2003.

The postretirement benefit plan of the Company is unfunded and thus had no plan assets as of December 31, 2004, and 2003.

Cash Flows

Contributions

The Company does not expect to make any contributions to the pension plan in 2005 and expects to make contributions of $450,000 to its other postretirement plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

(Thousands of dollars)	Pension Benefits	Other Benefits
2005	$8,024	$869
2006	8,286	872
2007	8,713	887
2008	9,096	898
2009	9,612	909
2010 - 2014	56,384	4,823

(14) Commitments and Contingencies

Legal proceedings: A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all persons of a certain minority employed by the Company from March 6, 1994, to the present. The Company appealed this class certification decision by the District Court to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. This appeal was denied on June 23, 1999. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in November 2004. The only claims made at trial were those of discrimination in initial assignments, promotions and compensation.

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees when awarding initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 10%, compounded annually. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

The Company has reviewed this decision with its outside counsel and intends to appeal the decision to the U.S. Court of Appeals for the Fifth Circuit. The Company believes that after a full and fair review by the appeals court of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Product warranties: The change in the aggregate product warranty liability for the year ended December 31, 2004, is as follows:

(Thousands of dollars)
Beginning balance	$1,698
Claims paid	(1,958)
Additional warranties issued	2,723
Revisions in estimates	251
Currency	15

Ending Balance	$2,729

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

(16) Business Segment Information

The Company operates with three business segments—Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of major accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The following is a summary of key business segment and product group information:

(Thousands of dollars)	2004	2003	2002
Sales:
Oil Field	$216,025	$144,802	$118,700
Power Transmission	79,498	74,625	70,455
Trailer	60,758	43,548	39,569

Total sales	$356,281	$262,255	$228,724

Sales by geographic region:
United States	$262,606	$175,631	$167,719
Europe	15,278	23,506	12,704
Canada	19,544	12,619	12,368
Latin America	43,349	33,052	23,941
Other	15,504	17,447	11,992

Total sales	$356,281	$262,255	$228,724

Earnings (loss) before income taxes:
Oil Field	$25,089	$17,657	$11,131
Power Transmission	2,332	2,748	5,001
Trailer	(5,079)	(5,879)	(2,861)
Corporate	362	1,180	496

Total earnings (loss) before income taxes	$22,704	$15,706	$13,767

Assets:
Oil Field	$154,315	$130,513	$111,915
Power Transmission	75,562	70,230	69,210
Trailer	38,346	28,831	30,288
Corporate	32,046	34,082	36,942

Total assets	$300,269	$263,656	$248,355

Property, plant & equipment, net, by geographic region:
United States	$70,290	$74,257	$72,559
Europe	8,483	8,755	7,751
Canada	5,746	3,079	856
Latin America	4,867	2,790	—
Other	169	119	65

Total P, P & E, net, by geographic region	$89,555	$89,000	$81,231

Capital expenditures:
Oil Field	$9,274	$3,286	$6,799
Power Transmission	2,095	2,438	3,265
Trailer	158	170	212
Corporate	196	7,112	134

Total capital expenditures	$11,723	$13,006	$10,410

Depreciation/Amortization:
Oil Field	$5,627	$5,146	$4,620
Power Transmission	4,353	4,578	4,484
Trailer	481	529	629
Corporate	1,363	1,400	1,684

Total depreciation/amortization	$11,824	$11,653	$11,417

(16) Business Segment Information (Continued)

Additional key segment information is presented below:

For the Year Ended December 31, 2004
(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$218,056	$81,622	$60,790	$—	$360,468
Inter-segment sales	(2,031)	(2,124)	(32)	—	(4,187)

Net sales	$216,025	$79,498	$60,758	$—	$356,281

Operating income (loss)	$25,545	$2,243	$(5,075)	$—	$22,713
Other income (expense)	(456)	89	(4)	362	(9)

Earnings (loss) before tax provision	$25,089	$2,332	$(5,079)	$362	$22,704

For the Year Ended December 31, 2003
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$145,522	$76,282	$43,603	$—	$265,407
Inter-segment sales	(1,440)	(1,657)	(55)	—	(3,152)

Net sales	$144,082	$74,625	$43,548	$—	$262,255

Operating income (loss)	$17,852	$2,567	$(5,946)	$—	$14,473
Other income (expense)	(195)	181	67	1,180	1,233

Earnings (loss) before tax provision	$17,657	$2,748	$(5,879)	$1,180	$15,706

For the Year Ended December 31, 2002
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$119,719	$72,256	$39,617	$—	$231,592
Inter-segment sales	(1,019)	(1,801)	(48)	—	(2,868)

Net sales	$118,700	$70,455	$39,569	$—	$228,724

Operating income (loss)	$11,510	$4,770	$(2,870)	$—	$13,410
Other income (expense)	(379)	231	9	496	357

Earnings (loss) before tax provision	$11,131	$5,001	$(2,861)	$496	$13,767

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who has audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is included at the end of this section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lufkin Industries, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Houston, Texas

March 4, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the section “Company Information” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2004. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Report of the Audit Committee” in the Proxy Statement. The information required by Item 10 regarding the identification of the Company’s audit committee is incorporated by reference from the information under the caption “Report of the Audit Committee” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, entitled the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all its senior financial officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer, to adhere to the “Code of Ethics for Senior Financial Officers of the Company” in addressing the legal and ethical issues encountered in conducting their work. The Company has made available to stockholders the “Code of Ethics for Senior Financial Officers of the Company” on its website at www.lufkin.com or a copy can be obtained by writing to the Company Secretary, P.O. Box 849, Lufkin, Texas 75902. Any amendment to, or waiver from, the “Code of Ethics for Senior Financial Officers of the Company” will be disclosed in a current report on Form 8-K within four business days of such amendment or waiver as required by the Marketplace Rules of the Nasdaq Stock Market, Inc..

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Executive Officers”, “Stock Option Plans”, “Retirement Plan”, “Compensation Committee Interlocks and Insider Participation”, “Employment Contract and Change in Control Arrangement” and “Directors’ Meetings and Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 related to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Item 5 of this report and is incorporated in Item 12 of this report by reference.

Item 13. Certain Relationships and Related Transactions

During 2004, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Report of the Audit Committee” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Shareholders’ Equity & Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts

All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

3. Exhibits

(3.1)	Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to the registrant’s registration statement on Form S-8 (File No. 333-112890), which exhibit is incorporated herein by reference.

(3.2)	Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)	Restated Bylaws, included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(4.1)	Rights Agreement, dated as of May 15, 1996, between Lufkin Industries, Inc. and Lufkin National Bank, as rights agent (included as Exhibit 1 to Form 8-A (File No. 0-02612) of the registrant filed May 15, 1996, which exhibit is incorporated herein by reference.

(10.1)*	Company’s 1990 Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995(File No. 33-62021), which plan is incorporated herein by reference.

(10.2)*	Company’s 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

(10.3)*	Company’s Incentive Stock Compensation Plan was included as Exhibit 4.4 to the Company’s registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Item 15. Exhibits and Financial Statement Schedules (Continued)

(32.1)	Section 1350 Certification of the Chief Executive Officer certification

(32.2)	Section 1350 Certification of the Chief Financial Officer certification

*Compensatory plan or arrangement

SCHEDULE II

Lufkin Industries, Inc.

Valuation & Qualifying Accounts

(in thousands of dollars)

		Additions
Description	Balance at Beginning of Year	Charged To Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$291	272		387	$176
Year Ended December 31, 2003	240	156	66	171	291
Year Ended December 31, 2002	818	—	—	578	240
Inventory: Valuation Reserves:
Year Ended December 31, 2004	$1,615	(195)	—	269	$1,151
Year Ended December 31, 2003	725	268	690	68	1,615
Year Ended December 31, 2002	442	422	—	139	725
Inventory: LIFO Reserves:
Year Ended December 31, 2004	$17,778	3,207	—	—	$20,985
Year Ended December 31, 2003	17,682	96	—	—	17,778
Year Ended December 31, 2002	17,565	117	—	—	17,682

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY	/s/ R. D. Leslie
R. D. Leslie
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ D. V. Smith D. V. Smith	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

By	/s/ R. D. Leslie R. D. Leslie	Vice President/Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

By	/s/ J. F. Anderson J.F. Anderson	Director	March 15, 2005

By	/s/ S. W. Henderson, III S. W. Henderson, III	Director	March 15, 2005

By	/s/ J. T. Jongebloed J. T. Jongebloed	Director	March 15, 2005

By	/s/ J. H. Lollar J. H. Lollar	Director	March 15, 2005

By	/s/ B. H. O’Neal B. H. O’Neal	Director	March 15, 2005

By	/s/ H. J. Trout, Jr. H. J. Trout, Jr.	Director	March 15, 2005

By	/s/ T. E. Wiener T. E. Wiener	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
(3.1)	Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to the registrant’s registration statement on Form S-8 (File No. 333-112890), which exhibit is incorporated herein by reference.

(3.2)	Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)	Restated Bylaws, included as Exhibit 3.2 to Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(4.1)	Rights Agreement, dated as of May 15, 1996, between Lufkin Industries, Inc. and Lufkin National Bank, as rights agent (included as Exhibit 1 to Form 8-A (File No. 0-02612) of the registrant filed May 15, 1996, which exhibit is incorporated herein by reference.

(10.1)*	Company’s 1990 Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

(10.2)*	Company’s 1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

(10.3)*	Company’s Incentive Stock Compensation Plan was included as Exhibit 4.4 to the Company’s registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Section 1350 Certification of the Chief Executive Officer certification

(32.2)	Section 1350 Certification of the Chief Financial Officer certification

*Compensatory plan or arrangement