Form 10-Q
period 2005-03-31
LUFKIN INDUSTRIES INC
filed 2005-05-09
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

There were 14,111,506 shares of Common Stock, $1.00 par value per share, outstanding as of May 3, 2005, not including 489,278 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands of dollars)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,450	$17,097
Receivables, net	61,868	61,038
Inventories	68,914	54,637
Deferred income tax assets	2,447	2,447
Other current assets	1,996	1,117

Total current assets	149,675	136,336

Property, plant and equipment, at cost	284,407	284,300
Less accumulated depreciation	196,940	194,745

	87,467	89,555

Prepaid pension costs	60,588	59,950
Goodwill, net	11,684	11,790
Other assets, net	2,497	2,638

Total assets	$311,911	$300,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$2,167	$1,976
Accounts payable	27,415	23,706
Accrued liabilities:
Payroll and benefits	6,140	6,240
Accrued warranty expenses	2,779	2,729
Taxes payable	5,845	5,213
Other	8,703	9,241

Total current liabilities	53,049	49,105

Deferred income tax liabilities	32,123	31,584
Postretirement benefits	10,648	10,648
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 14,569,884 and 14,471,958 shares issued, respectively	14,570	14,472
Capital in excess of par	20,876	19,488
Retained earnings	183,547	177,374
Treasury stock, 491,278 and 491,278 shares, respectively, at cost	(5,075)	(5,075)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,173	2,673

Total shareholders’ equity	216,091	208,932

Total liabilities and shareholders’ equity	$311,911	$300,269

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2005	2004
Sales	$101,388	$68,629
Cost of sales	78,936	56,599

Gross profit	22,452	12,030
Selling, general and administrative expenses	10,757	9,334

Operating income	11,695	2,696
Investment income	162	107
Interest expense	(43)	(36)
Other income (expense), net	(189)	29

Earnings before income tax provision	11,625	2,796
Income tax provision	4,185	1,062

Net earnings	7,440	1,734
Change in foreign currency translation adjustment	(500)	(318)

Total comprehensive income	$6,940	$1,416

Net earnings per share:
Basic	$0.53	$0.13

Diluted	$0.52	$0.13

Dividends per share	$0.09	$0.09

Weighted average number of shares outstanding:
Basic	14,030,680	13,330,532
Diluted	14,395,366	13,674,926

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$7,440	$1,734
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,928	2,896
Deferred income tax provision	628	372
Pension income	(638)	(750)
(Gain) loss on disposition of property, plant and equipment	90	(6)
Changes in:
Receivables, net	(1,085)	(4,069)
Inventories	(14,532)	(6,651)
Other current assets	(880)	(695)
Accounts payable	4,025	1,634
Accrued liabilities	538	(2,024)

Net cash used in operating activities	(1,486)	(7,558)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,342)	(1,079)
Proceeds from disposition of property, plant and equipment	12	26
(Increase) decrease in other assets	105	(91)
Acquisition of other companies	—	(5)

Net cash used in investing activities	(1,225)	(1,149)

Cash flows from financing activities:
Proceeds from short-term notes payable	283	743
Payments on long-term notes payable	—	(60)
Dividends paid	(1,267)	(1,207)
Proceeds from exercise of stock options	1,085	2,712
Purchases of treasury stock	—	—

Net cash provided by financing activities	101	2,188

Effect of translation on cash and cash equivalents	(37)	(14)

Net decrease in cash and cash equivalents	(2,647)	(6,533)
Cash and cash equivalents at beginning of period	17,097	19,408

Cash and cash equivalents at end of period	$14,450	$12,875

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the account of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

In March 2005, the Company’s Board of Directors approved a 2-for-1 stock split to be effected by issuing one additional share of common stock for every outstanding share of common stock. The additional shares were distributed on April 19, 2005, to stockholders of record at the close of business on April 4, 2005. All prior period shares outstanding, earnings per share and prices per share have been adjusted to reflect the stock split.

2.	Acquisitions

The Company completed the acquisition on November 1, 2004, of the operating assets and commercial operations of Black Widow Oil Field Services located in Medicine Hat, Alberta, Canada, to further expand its oil field service presence in Canada. The aggregate purchase price for this acquisition was $0.3 million in cash. The Company has substantially completed the purchase allocation process for this acquisition, but additional adjustments may be made in 2005 as final valuations and analysis of fair values are completed. Any additional adjustments made in 2005 are not expected to be significant.

3.	Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31, 2005	December 31, 2004
Accounts receivable	$62,079	$61,182
Notes receivable	30	32

Total receivables	62,109	61,214
Allowance for doubtful accounts	(241)	(176)

Net receivables	$61,868	$61,038

Bad debt expense related to receivables was $0.1 million and $0.1 million in the three months ended March 31, 2005 and 2004, respectively.

4.	Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	March 31, 2005	December 31, 2004
Land	$3,213	$3,231
Land improvements	7,072	7,042
Buildings	69,611	69,232
Machinery and equipment	187,570	187,741
Furniture and fixtures	4,018	4,095
Computer equipment and software	12,923	12,959

Total property, plant and equipment	284,407	284,300
Less accumulated depreciation	(196,940)	(194,745)

Total property, plant and equipment, net	$87,467	$89,555

Depreciation expense related to property, plant and equipment was $2.9 million and $2.9 million in the three months ended March 31, 2005 and 2004, respectively.

5.	Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31, 2005	December 31, 2004
Gross inventories @ FIFO:
Finished goods	$6,876	$7,770
Work in process	15,908	10,604
Raw materials & component parts	68,980	58,399

Total gross inventories @ FIFO	91,764	76,773
Less reserves:
LIFO	21,741	20,985
Valuation	1,109	1,151

Total inventories as reported	$68,914	$54,637

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $66.8 million and $57.3 million at March 31, 2005, and December 31, 2004, respectively.

6.	Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2005 and 2004, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$7,440	$1,734

Denominator:
Denominator for basic net earnings per share-weighted-average shares	14,030,680	13,330,532
Effect of dilutive securities: employee stock options	364,686	344,394

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	14,395,366	13,674,926

Basic net earnings per share	$0.53	$0.13

Diluted net earnings per share	$0.52	$0.13

Options to purchase a total of zero and 113,810 shares of the Company’s common stock at March 31, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

7.	Legal Proceedings

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments, promotions and compensation.

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

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

7.	Legal Proceedings (continued)

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

8.	Segment Data

The Company operates with three business segments – Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2005

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$64,704	$22,729	$16,431	$—	$103,864
Inter-segment sales	(1,983)	(493)	—	—	(2,476)

Net sales	$62,721	$22,236	$16,431	$—	$101,388

Operating income (loss)	$9,896	$2,559	$(760)	$—	$11,695
Other income (expense)	(153)	(40)	—	123	(70)

Earnings (loss) before tax provision	$9,743	$2,519	$(760)	$123	$11,625

Three Months Ended March 31, 2004

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$42,712	$17,529	$9,133	$—	$69,374
Inter-segment sales	(339)	(391)	(15)	—	(745)

Net sales	$42,373	$17,138	$9,118	$—	$68,629

Operating income (loss)	$4,512	$(417)	$(1,399)	$—	$2,696
Other income (expense)	(77)	95	5	77	100

Earnings (loss) before tax provision	$4,435	$(322)	$(1,394)	$77	$2,796

9.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2005, are as follows (in thousands of dollars):

	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/04	$9,427	$2,363	$—	$11,790
Goodwill acquired during year	—	—	—	—
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	(1)	(105)	—	(106)

Balance as of 3/31/05	$9,426	$2,258	$—	$11,684

Goodwill impairment tests were performed in the first quarter of 2005 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	March 31, 2005	December 31, 2004
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	24	29
Accumulated amortization	(123)	(100)

Ending balance	$364	$392

Intangible assets not subject to amortization:
None	—	—

10.	Stock Option Plans

The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” the Company’s net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands of dollars except per share data):

		Three Months Ended March 31,
		2005	2004
Net earnings, as reported		$7,440	$1,734

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(303)	(263)

Pro forma net earnings		$7,137	$1,471

Net earnings per share:
Basic net earnings per share	As reported	$0.53	$0.13

	Pro forma	$0.51	$0.11

Diluted net earnings per share	As reported	$0.52	$0.13

	Pro forma	$0.50	$0.11

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first quarter of 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005 Grants	Expected dividend yield	1.75%
	Expected stock price volatility	38.62%
	Risk free interest rate	4.04%
	Expected life of options	8 years

2004 Grants	Expected dividend yield	2.35%
	Expected stock price volatility	38.82%
	Risk free interest rate	4.10%
	Expected life of options	10 years

Options granted during the first quarter of 2005 had a weighted average fair value of $8.40 per option and a weighted average exercise price of $20.62 per option.

11.	Recently Issued Accounting Pronouncements

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

11.	Recently Issued Accounting Pronouncements (continued)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the adoption of SFAS 123R is expected to impact net earnings by approximately $0.6 million ($0.04 per diluted share), $0.3 million ($0.02 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007 and 2008, respectively, for stock options previously granted.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company is currently in the process of evaluating the impact of Interpretation 47 on the Company’s consolidated financial position or results of operations.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Three Months Ended March 31,
Service cost	1,102	1,031	55	55
Interest cost	2,349	2,321	169	177
Expected return on plan assets	(3,935)	(3,948)	—	—
Amortization of prior service cost	78	78	—	—
Amortization of unrecognized net (gain) loss	—	—	—	3
Amortization of unrecognized transition asset	(232)	(232)	—	—

Net periodic benefit cost (income)	(638)	(750)	224	235

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to the pension plan in 2005. The Company also disclosed that it expected contributions of $450,000 to be made to its postretirement plan in 2005. As of March 31, 2005, the Company has made no contributions to its pension plan and has made contributions of $90,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $270,000 to its postretirement plan during the last nine months of 2005.

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

In support of the above strategy, during the fourth quarter of 2004, the Company completed the acquisition of the operating assets and commercial operations of Black Widow Oilfield Services located in Drayton Valley, Alberta, Canada to further expand its service presence in Canada. In addition to acquisitions, the Company has been making capital investments within the Oil Field segment in both more efficient replacement equipment and capacity expansion to meet the growing demand for its products and generate cost savings.

Within the Power Transmission segment, additional gear repair facilities have been opened to serve the Midwest and Northeast US markets following the successful expansion into the Southeast US market. Capital investments targeting cost reductions and shorter manufacturing lead times are also being made in the Power Transmission segment.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the quarter ended March 31, 2005, increased to $101.4 million, or 47.7%, from $68.6 million for the quarter ended March 31, 2004. This growth was primarily driven by increased sales of new oil field equipment but also higher sales of new Power Transmission gearboxes and new trailers. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended March 31, 2005, increased to 22.1% from 17.5% for the quarter ended March 31, 2004. This overall gross margin increase was primarily due to price increases implemented in 2004 and 2005 in response to the rapid material cost increases experienced in 2004, improved fixed cost leverage from higher volumes and plant efficiency improvements. Additional segment data on gross margin is provided later in this section.

The increase in sales and gross margin primarily drove the changes in net earnings, but was partially offset by increases in selling, general and administrative expenses. The Company reported net earnings of $7.4 million, or $0.52 per share (diluted), for the quarter ended March 31, 2005, compared to net earnings of $1.7 million, or $0.13 per share (diluted), for the quarter ended March 31, 2004.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at March 31, 2005. Short-term debt was $2.2 million at March 31, 2005, up from $2.0 million at December 31, 2004, due to additional borrowing by the Company’s French subsidiary to cover working capital requirements. Cash balances at March 31, 2005, were $14.5 million, down from $17.1 million at December 31, 2004. Inventory levels increased in support of higher backlog levels and to replenish strategic inventory levels.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Sales
Oil Field	$62,721	$42,373	$20,348	48.0
Power Transmission	22,236	17,138	5,098	29.7
Trailer	16,431	9,118	7,313	80.2

Total	$101,388	$68,629	$32,759	47.7

Gross Profit
Oil Field	$14,325	$8,204	$6,121	74.6
Power Transmission	7,243	3,855	3,388	87.9
Trailer	884	(29)	913	3,148.3

Total	$22,452	$12,030	$10,422	86.6

Oil Field sales increased to $62.7 million, or 48.0%, for the quarter ended March 31, 2005, from $42.4 million for the quarter ended March 31, 2004. The added sales of 2004 acquisitions and the benefit of the stronger Canadian dollar in the first quarter of 2005 contributed 2.2 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 45.8 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase due to market share growth from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. continued to improve, especially in the industrial and construction-related markets. In addition, sales growth was impacted from price increases instituted throughout 2004 in response to dramatic raw material price increases. Oil Field’s backlog increased to $64.3 million as of March 31, 2005, from $37.7 million at March 31, 2004, and from $61.6 million at December 31, 2004. This backlog increase was from increased bookings of new pumping units in the U.S. and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 22.8% for quarter ended March 31, 2005, compared to 19.4% for the quarter ended March 31, 2004, or 3.4 percentage points. During the first quarter of 2004, the benefit of higher plant utilization was offset by higher raw material prices, especially steel, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases. Throughout 2004 and the first quarter of 2005, sales prices were increased to recover higher material costs and plant efficiencies improved, contributing to the improved gross margin. In addition, higher production volumes improved plant utilization and fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $2.7 million, or 14.2%, for the quarter ended March 31, 2005, from $2.4 million for the quarter ended March 31, 2004. Increased selling expenses contributed the majority of this increase in support of higher sales volumes.

Sales for the Company’s Power Transmission segment increased to $22.2 million, or 29.7%, for the quarter ended March 31, 2005, compared to $17.1 million for the quarter ended March 31, 2004. The benefit of the stronger euro on the sales of the French division and the opening of new gear repair facilities contributed 3.3 percentage points of this increase. The additional 26.4 percentage points of growth was the result of increased sales of new high-speed units and gear repair to energy-related markets, such as offshore drilling and refining. The Company’s Power Transmission backlog at March 31, 2005, increased to $53.1 million from $26.5 million at March 31, 2004, and $40.1 million at December 31, 2004, from new high-speed units for the reasons noted above.

Gross margin for the Power Transmission segment increased to 32.6% for the quarter ended March 31, 2005, compared to 22.5% for the quarter ended March 31, 2004, or 10.1 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed cost coverage. Due to sales order lead times, higher raw material prices did not begin to impact Power Transmission until the second quarter of 2004. Also, increased inter-company production in support of the Oil Field segment provided additional manufacturing volume that contributed to improved gross margins.

Direct selling, general and administrative expenses for Power Transmission increased $0.1 million to $3.3 million, or 3.0%, for the quarter ended March 31, 2005, from $3.2 million for the quarter ended March 31, 2004. Of this increase, the impact of the stronger euro in the French operation contributed 2.1 percentage points.

Trailer sales for the quarter ended March 31, 2005, increased to $16.4 million, or 80.2%, from $9.1 million for the quarter ended March 31, 2004. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. Sales growth in floats was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment decreased to $20.6 million at March 31, 2005, compared to $27.6 million at March 31, 2004, from decreased orders for van trailers. Customers delayed purchasing new trailers starting in late 2004 as sales prices increased in response to higher material costs. However, backlog levels increased compared to the $11.5 million level at December 31, 2005 from higher van and float trailer orders as customers have started returning to the market to meet increased freight-hauling demand.

Trailer gross margin increased to a 5.4% for the quarter ended March 31, 2005, from negative 0.3% for the quarter ended March 31, 2004, or 5.7 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin float trailers.

Direct selling, general and administrative expenses for Trailer increased to $0.6 million, or 4.4%, for the quarter ended March 31, 2005, from $0.5 million for the quarter ended March 31, 2004, due to higher employee-related expenses in support of higher sales volumes, partially offset by lower legal expenses.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $4.1 million, or 30.4%, for the quarter ended March 31, 2005, from $3.2 million for the quarter ended March 31, 2004, primarily from higher employee-related expenses.

Investment income, interest expense and other income and expense for the quarter ended March 31, 2005, totaled $0.1 million of expense compared to income of $0.1 million for the quarter ended December 31, 2004. The decrease was due primarily from certain foreign currency exchange losses.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.6 million for the quarter ended March 31, 2005, or 15%, compared to $0.8 million for the quarter ended March 31, 2004. For the full year of 2005, pension income is expected to be approximately $2.6 million compared to $3.4 million for 2004, or a 24% decrease. This decrease is primarily due to lower expected returns on plan assets due to the long-term rate of return assumption being lowered to 8.0% from 8.5%.

The effective tax rate for the three months ended March 31, 2005, was 36.0% compared to 38.0% for the three months ended March 31, 2004. However, the estimated 2005 effective tax rate of 36.0% is lower then the 2004 effective tax rate of 36.5% due to the favorable impact of the new manufacturing income deduction.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $14.5 million at March 31, 2005, compared to $17.1 million at December 31, 2004. For the quarter ended March 31, 2005, net cash used in operating activities was $1.5 million, cash used in investing activities totaled $1.2 million and cash provided by financing activities amounted to $0.1 million. Significant components of cash used in operating activities include net earnings adjusted for non-cash expenses of $10.4 million, offset by a net increase in working capital of $11.9 million. This increase was primarily due to higher inventory levels in Oil Field and Power Transmission to support higher sales volumes and to replace strategic inventory sold in previous periods. Cash used in investing activities included net capital expenditures totaling $1.3 million and a decrease in other assets of $0.1 million. Capital expenditures in the first quarter of 2005 were primarily for additions and replacements of production equipment and operating vehicles in the Oil Field and Power Transmission segments. Capital expenditures for 2005 are projected to be in the range of $20.0 million to $22.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in its Oil Field segment. Significant components of cash provided by financing activities included proceeds from short-term notes payable of $0.3 million, proceeds from the exercise of stock options of $1.1 million and dividend payments of $1.3 million, or $0.09 per share.

Total debt balances at March 31, 2005, consisted of $2.2 million of short-term notes payable. This debt is associated with the Company’s French operations. As of March 31, 2005, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.2 million from short-term borrowings during the first quarter of 2005.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2005, no amounts were outstanding on the $27.5 million revolving line of credit and the Company was in compliance with all financial covenants under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of March 31, 2005, $2.2 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the quarter ended March 31, 2005. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of March 31, 2005, the Company held 491,278 shares of treasury stock at an aggregate cost of approximately $5.1 million. Authorizations of approximately $2.1 million remained at March 31, 2005.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of March 31, 2005. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year

	Payments due by period
(In thousands of dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$1,422	$335	$577	$344	$166
Contractual commitments for capital expenditures	3,821	3,821	—	—	—
Long-term debt obligations	—	—	—	—	—

Total	$5,243	$4,156	$577	$344	$166

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2005 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefits. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $2.7 million annually, depending on participation levels in these plans.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the adoption of SFAS 123R is expected to impact net earnings by approximately $0.6 million ($0.04 per diluted share), $0.3 million ($0.02 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007 and 2008, respectively, for stock options previously granted.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company is currently in the process of evaluating the impact of Interpretation 47 on the Company’s consolidated financial position or results of operations.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials, (iv) currency exchange rate fluctuations in the markets in which the Company operates, (v) changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates, (vi) costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments, and (vii) general industry, political and economic conditions in the markets where the Company’s procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2005, this inter-company debt was comprised of 1.4 million euros and 6.6 million Canadian dollars. As of March 31, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.2 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.2 million of income.

Item 4.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments, promotions and compensation.

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

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

Item 5.	Other Information

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, the Company is responsible for listing the non-audit services approved by its Audit Committee to be performed by Deloitte & Touche LLP, its independent registered public accounting firm. In April 2005, the Audit Committee pre-approved certain tax-related services.

Item 6.	Exhibits

4.1	Form of Common Stock Certificate.

10.1	Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto.

10.2	Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank.

10.3	Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank.

*10.4	Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan.

*10.5	Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan.

*10.6	Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan.

*10.7	Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan.

*10.8	Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan.

*10.9	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended.

*10.10	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc.

*10.11	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended.

*10.12	Lufkin Industries, Inc. 2005 Variable Compensation Plan.

*10.13	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes.

*10.14	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick.

*10.15	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger.

*10.16	Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie.

*10.17	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez.

*10.18	Amended and Restated Employment Agreement, dated January 1, 1995, between Lufkin Industries, Inc. and Douglas V. Smith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 9, 2005

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. LESLIE
R. D. Leslie
Signing on behalf of the registrant and as Vice President/Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit Number	Exhibit

4.1	Form of Common Stock Certificate.

10.1	Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto.

10.2	Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank.

10.3	Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank.

10.4	Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan.

10.5	Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan.

10.6	Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan.

10.7	Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan.

10.8	Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan.

10.9	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended.

10.10	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc.

10.11	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended.

10.12	Lufkin Industries, Inc. 2005 Variable Compensation Plan.

10.13	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes.

10.14	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick.

10.15	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger.

10.16	Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie.

10.17	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez.

10.18	Amended and Restated Employment Agreement, dated January 1, 1995, between Lufkin Industries, Inc. and Douglas V. Smith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.