Form 10-Q
period 2005-06-30
LUFKIN INDUSTRIES INC
filed 2005-08-09
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-02612

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

There were 14,520,288 shares of Common Stock, $1.00 par value per share, outstanding as of August 2, 2005, not including 402,278 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands of dollars)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,417	$17,097
Receivables, net	68,310	61,038
Inventories	78,804	54,637
Deferred income tax assets	2,522	2,447
Other current assets	2,023	1,117

Total current assets	165,076	136,336

Property, plant and equipment, at cost	285,717	284,300
Less accumulated depreciation	198,894	194,745

	86,823	89,555

Prepaid pension costs	61,174	59,950
Goodwill, net	11,536	11,790
Other assets, net	2,749	2,638

Total assets	$327,358	$300,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$2,588	$1,976
Accounts payable	28,107	23,706
Accrued liabilities:
Payroll and benefits	6,946	6,240
Warranty expenses	2,434	2,729
Taxes payable	4,646	5,213
Other	8,943	9,241

Total current liabilities	53,664	49,105

Deferred income tax liabilities	32,876	31,584
Postretirement benefits	10,837	10,648
Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 14,814,706 and 14,471,958 shares issued, respectively	14,815	14,472
Capital in excess of par	25,606	19,488
Retained earnings	192,682	177,374
Treasury stock, 442,278 and 491,278 shares, respectively, at cost	(4,569)	(5,075)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,447	2,673

Total shareholders’ equity	229,981	208,932

Total liabilities and shareholders’ equity	$327,358	$300,269

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$121,689	$84,528	$223,077	$153,157

Cost of sales	93,666	69,472	172,602	126,071

Gross profit	28,023	15,056	50,475	27,086

Selling, general and administrative expenses	11,589	9,256	22,346	18,589

Operating income	16,434	5,800	28,129	8,497

Interest income	83	43	245	149
Interest expense	(37)	(36)	(80)	(73)
Other income (expense), net	(189)	(327)	(378)	(296)

Earnings before income tax provision	16,291	5,480	27,916	8,277

Income tax provision	5,865	1,999	10,050	3,063

Net earnings	10,426	3,481	17,866	5,214

Change in foreign currency translation adjustment	(726)	(239)	(1,226)	(556)

Total comprehensive income	$9,700	$3,242	$16,640	$4,658

Net earnings per share:
Basic	$0.73	$0.26	$1.26	$0.39

Diluted	$0.71	$0.25	$1.23	$0.38

Dividends per share	$0.09	$0.09	$0.18	$0.18

Weighted average number of shares outstanding:
Basic	14,234,337	13,497,576	14,132,675	13,414,054
Diluted	14,656,909	13,855,882	14,526,304	13,765,404

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$17,866	$5,214
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,797	5,759
Deferred income tax provision	1,433	1,072
Pension income	(1,224)	(1,629)
Post – Retirement Benefits	190	—
Loss on disposition of property, plant and equipment	49	22
Changes in:
Receivables, net	(7,961)	(3,246)
Inventories	(24,823)	(12,757)
Other current assets	(911)	(516)
Accounts payable	5,182	5,690
Accrued liabilities	2,315	(783)

Net cash used in operating activities	(2,087)	(1,174)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,205)	(3,266)
Proceeds from disposition of property, plant and equipment	125	61
(Increase) decrease in other assets	(185)	(87)
Acquisition of other companies	(3)	(7)

Net cash used in investing activities	(4,268)	(3,299)

Cash flows from financing activities:
Proceeds from short-term notes payable	878	785
Payments on long-term notes payable	—	(120)
Dividends paid	(2,559)	(2,423)
Proceeds from exercise of stock options	4,426	3,253
Net cash provided by financing activities	2,745	1,495

Effect of translation on cash and cash equivalents	(70)	(56)

Net decrease in cash and cash equivalents	(3,680)	(3,034)
Cash and cash equivalents at beginning of period	17,097	19,408

Cash and cash equivalents at end of period	$13,417	$16,374

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30, 2005	December 31, 2004
Accounts receivable	$68,579	$61,182
Notes receivable	27	32

Total receivables	68,606	61,214
Allowance for doubtful accounts	(296)	(176)

Net receivables	$68,310	$61,038

Bad debt expense related to receivables was $0.5 million and $0.2 million in the three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $0.3 million in the six months ended June 30, 2005 and 2004, respectively.

4. Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	June 30, 2005	December 31, 2004
Land	$3,200	$3,231
Land improvements	7,264	7,042
Buildings	69,750	69,232
Machinery and equipment	188,606	187,741
Furniture and fixtures	4,038	4,095
Computer equipment and software	12,859	12,959

Total property, plant and equipment	285,717	284,300
Less accumulated depreciation	(198,894)	(194,745)

Total property, plant and equipment, net	$86,823	$89,555

Depreciation expense related to property, plant and equipment was $2.8 million and $2.8 million in the three months ended June 30, 2005 and 2004, respectively, and $5.7 million and $5.7 million in the six months ended June 30, 2005 and 2004, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30, 2005	December 31, 2004
Gross inventories @ FIFO:
Finished goods	$8,628	$7,770
Work in process	16,857	10,604
Raw materials & component parts	76,925	58,399

Total gross inventories @ FIFO	102,410	76,773
Less reserves:
LIFO	22,497	20,985
Valuation	1,109	1,151

Total inventories as reported	$78,804	$54,637

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $76.8 million and $57.3 million at June 30, 2005, and December 31, 2004, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2005 and 2004, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$10,426	$3,481	$17,866	$5,214

Denominator:
Denominator for basic net earnings per share-weighted-average shares	14,234,337	13,497,576	14,132,675	13,414,054
Effect of dilutive securities: employee stock options	422,572	358,306	393,629	351,350

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	14,656,909	13,855,882	14,526,304	13,765,404

Basic net earnings per share	$0.73	$0.26	$1.26	$0.39

Diluted net earnings per share	$0.71	$0.25	$1.23	$0.38

Options to purchase a total of 14,000 and 57,548 shares of the Company’s common stock at June 30, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

7. Legal Proceedings (continued)

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

	Three Months Ended June 30, 2005			Corporate	Total
	Oil Field	Power Transmission	Trailer
Gross sales	$78,539	$27,643	$20,691	$—	$126,873
Inter-segment sales	(2,340)	(2,843)	(1)	—	(5,184)

Net sales	$76,199	$24,800	$20,690	$—	$121,689

Operating income (loss)	$14,218	$3,070	$(854)	$—	$16,434
Other income (expense), net	(212)	16	1	52	(143)

Earnings (loss) before income tax provision	$14,006	$3,086	$(853)	$52	$16,291

	Three Months Ended June 30, 2004			Corporate	Total
	Oil Field	Power Transmission	Trailer
Gross sales	$52,026	$19,025	$14,176	$—	$85,227
Inter-segment sales	(407)	(292)	—	—	(699)

Net sales	$51,619	$18,733	$14,176	$—	$84,528

Operating income (loss)	$5,635	$1,008	$(843)	$—	$5,800
Other income (expense), net	(296)	(87)	1	62	(320)

Earnings (loss) before income tax provision	$5,339	$921	$(842)	$62	$5,480

8. Segment Data (Continued)

	Six Months Ended June 30, 2005			Corporate	Total
	Oil Field	Power Transmission	Trailer
Gross sales	$143,244	$50,371	$37,122	$—	$230,737
Inter-segment sales	(4,324)	(3,335)	(1)	—	(7,660)

Net sales	$138,920	$47,036	$37,121	$—	$223,077

Operating income (loss)	$24,114	$5,629	$(1,614)	$—	$28,129
Other income (expense), net	(365)	(24)	1	175	(213)

Earnings (loss) before income tax provision	$23,749	$5,605	$(1,613)	$175	$27,916

	Six Months Ended June 30, 2004			Corporate	Total
	Oil Field	Power Transmission	Trailer
Gross sales	$94,739	$36,554	$23,308	$—	$154,601
Inter-segment sales	(746)	(683)	(15)	—	(1,444)

Net sales	$93,993	$35,871	$23,293	$—	$153,157

Operating income (loss)	$10,148	$591	$(2,242)	$—	$8,497
Other income (expense), net	(373)	9	6	138	(220)

Earnings (loss) before income tax provision	$9,775	$600	$(2,236)	$138	$8,277

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

(In thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/04	$9,427	$2,363	$—	$11,790
Goodwill acquired during year	3	—	—	3
Impairment losses	—	—	—	—
Goodwill written off related to sale of
business unit	—	—	—	—
Foreign currency translation	(2)	(255)	—	(257)

Balance as of 6/30/05	$9,428	$2,108	$—	$11,536

Goodwill impairment tests were performed in the first quarter of 2005 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	June 30, 2005	December 31, 2004
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	19	29
Accumulated amortization	(147)	(100)

Ending balance	$335	$392

Intangible assets not subject to amortization:
None	—	—

10. Stock Option Plans

The Company accounts for its stock option plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” the Company’s net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$10,426	$3,481	$17,866	$5,214

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)	(225)	(630)	(487)

Pro forma net earnings	$10,098	$3,256	$17,236	$4,727

Net earnings per share:
As reported	$0.73	$0.26	$1.26	$0.39

Pro forma	$0.71	$0.24	$1.22	$0.35

Diluted net earnings per share
As reported	$0.71	$0.25	$1.23	$0.38

Pro forma	$0.69	$0.24	$1.19	$0.34

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

2005 Grants	Expected dividend yield	1.17% - 1.75%
	Expected stock price volatility	38.62% - 39.45%
	Risk free interest rate	4.04% - 4.19%
	Expected life of options	8 years

2004 Grants	Expected dividend yield	2.25% - 2.35%
	Expected stock price volatility	38.80% - 38.82%
	Risk free interest rate	4.10% - 4.57%
	Expected life of options	10 years

Options granted during the three months ended June 30, 2005, had a weighted average fair value of $13.73 per option and a weighted average exercise price of $30.65 per option. Options granted during the six months ended June 30, 2005, had a weighted average fair value of $9.48 per option and a weighted average exercise price of $22.67 per option.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in Footnote 10 of the Notes to Consolidated Financial Statements, the Company does not currently record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the adoption of SFAS 123R is expected to impact net earnings by approximately $0.6 million ($0.04 per diluted share), $0.3 million ($0.02 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007 and 2008, respectively, for stock options previously granted.

11. Recently Issued Accounting Pronouncements (continued)

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20, “Accounting Changes” requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS 154 to impact the Company’s consolidated financial position or results of operations.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2005	2004	2005	2004
Service cost	$1,171	$1,027	$75	$55
Interest cost	2,323	2,195	179	177
Expected return on plan assets	(3,927)	(3,947)	—	—
Amortization of prior service cost	78	78	—	—
Amortization of unrecognized net (gain) loss	—	—	17	3
Amortization of unrecognized transition asset	(232)	(231)	—	—

Net periodic benefit cost (income)	$(587)	$(878)	$271	$235

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2005	2004	2005	2004
Service cost	$2,273	$2,058	$130	$110
Interest cost	4,671	4,516	348	354
Expected return on plan assets	(7,861)	(7,896)	—	—
Amortization of prior service cost	156	156	—	—
Amortization of unrecognized net (gain) loss	—	—	17	6
Amortization of unrecognized transition asset	(463)	(463)	—	—

Net periodic benefit cost (income)	$(1,224)	$(1,629)	$495	$470

12. Retirement Benefits (Continued)

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to the pension plan in 2005. The Company also disclosed that it expected contributions of $450,000 to be made to its postretirement plan in 2005. As of June 30, 2005, the Company has made no contributions to its pension plan and has made contributions of $178,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $175,000 to its postretirement plan during the last six months of 2005.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lufkin Industries, Inc. (the “Company”) is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high and low-speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures and services various highway trailers, including van, float and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

The Company’s strategy is to differentiate its products through additional value-added capabilities. Examples of these capabilities are high-quality engineering, customized designs, rapid manufacturing response to demand through plant capacity, inventory and vertical integration, superior quality and customer service, and an international network of service locations. In addition, the Company’s strategy is to maintain a low debt-to-equity ratio in order to quickly take advantage of growth opportunities and pay dividends, even during unfavorable business cycles.

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

Overall, sales for the quarter ended June 30, 2005, increased to $121.7 million, or 44.0%, from $84.5 million for the quarter ended June 30, 2004, and sales for the six months ended June 30, 2005, increased to $223.1 million, or 45.7%, from $153.2 million for the six months ended June 30, 2004. This growth was primarily driven by increased sales of new oil field equipment but also higher sales of new Power Transmission gearboxes and new trailers. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended June 30, 2005, increased to 23.0% from 17.8% for the quarter ended June 30, 2004, and gross margin for the six months ended June 30, 2005, increased to 22.6% from 17.7% for the six months ended June 30, 2004. This overall gross margin increase was primarily due to improved fixed cost leverage, plant efficiency improvements from higher volumes and price increases implemented in 2004 and 2005 in response to the rapid material cost increases experienced in 2004. Additional segment data on gross margin is provided later in this section.

The increase in sales and gross margin primarily drove the changes in net earnings, but was partially offset by increases in selling, general and administrative expenses. However, greater sales volumes did provide leverage on selling, general and administrative expenses, which improved overall net margins. The Company reported net earnings of $10.4 million, or $0.71 per share (diluted), for the quarter ended June 30, 2005, compared to net earnings of $3.5 million, or $0.25 per share (diluted), for the quarter ended June 30, 2004, and net earnings of $17.9 million, or $1.23 per share (diluted), for the six months ended June 30, 2005, compared to net earnings of $5.2 million, or $0.38 per share (diluted), for the six months ended June 30, 2004.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at June 30, 2005. Short-term debt was $2.6 million at June 30, 2005, up from $2.0 million at December 31, 2004, due to additional borrowing by the Company’s French subsidiary to cover working capital requirements. Cash balances at June 30, 2005, were $13.4 million, down from $17.1 million at December 31, 2004. Inventory levels increased in support of higher backlog levels and to replenish strategic inventory levels.

Three Months Ended June 30, 2005, Compared to the Three Months Ended June 30, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended June 30,		Increase/ (Decrease)	%Increase/ (Decrease)
	2005	2004
Sales
Oil Field	$76,199	$51,619	$24,580	47.6
Power Transmission	24,800	18,733	6,067	32.4
Trailer	20,690	14,176	6,514	46.0

Total	$121,689	$84,528	$37,161	44.0

Gross Profit
Oil Field	$18,874	$9,741	$9,133	93.8
Power Transmission	7,772	4,871	2,901	59.6
Trailer	1,377	444	933	210.1

Total	$28,023	$15,056	$12,967	86.1

Oil Field sales increased to $76.2 million, or 47.6%, for the quarter ended June 30, 2005, from $51.6 million for the quarter ended June 30, 2004. The added sales from 2004 acquisitions and the benefit of the stronger Canadian dollar in the second quarter of 2005 contributed 1.9 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 45.7 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase due to market share growth from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. continued to improve, especially in the industrial and construction-related markets. In addition, sales growth was impacted from price increases instituted throughout 2004 in response to dramatic raw material price increases. Oil Field’s backlog increased to $65.8 million as of June 30, 2005, from $44.0 million at June 30, 2004. This backlog increase was from increased bookings of new pumping units in the U.S., Canada and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 24.8% for quarter ended June 30, 2005, compared to 18.9% for the quarter ended June 30, 2004, or 5.9 percentage points. During the second quarter of 2004, the benefit of higher plant utilization was offset by higher raw material prices, especially steel, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases. Throughout 2004 and 2005, sales prices were increased to recover higher material costs and plant efficiencies improved, contributing to the improved gross margin in the second quarter of 2005 and enabling the segment to return to margin levels of past years. In addition, higher production volumes improved plant utilization and fixed cost coverage.

Direct selling, general and administrative expenses for the Oil Field remained at $2.8 million for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004.

Sales for the Company’s Power Transmission segment increased to $24.8 million, or 32.4%, for the quarter ended June 30, 2005, compared to $18.7 million for the quarter ended June 30, 2004. The benefit of the stronger euro on the sales of the French division and the opening of new gear repair facilities contributed 1.9 percentage points of this increase. The additional 30.4 percentage points of growth was the result of increased sales of new high-speed units and gear repair to energy-related markets, such as offshore drilling and refining. The Company’s Power Transmission backlog at June 30, 2005, increased to $60.2 million from $36.2 million at June 30, 2004, from new high-speed units for the reasons noted above.

Gross margin for the Power Transmission segment increased to 31.3% for the quarter ended June 30, 2005, compared to 26.0% for the quarter ended June 30, 2004, or 5.3 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed cost coverage as well as from the benefit of increased selling prices. Also, increased inter-segment production in support of the Oil Field segment provided additional manufacturing volume that contributed to greater and fixed cost absorption and improved gross margins.

Direct selling, general and administrative expenses for Power Transmission increased $0.5 million to $3.3 million, or 15.7%, for the quarter ended June 30, 2005, from $2.8 million for the quarter ended June 30, 2004, due to greater engineering costs and third-party commissions in support of higher sales volumes.

Trailer sales for the quarter ended June 30, 2005, increased to $20.7 million, or 46.0%, from $14.2 million for the quarter ended June 30, 2004. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. Sales growth in flatbeds was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment increased to $31.6 million at June 30, 2005, compared to $29.0 million at June 30, 2004. The backlog increase was primarily from orders for new flatbed trailers for the reasons mentioned above.

Trailer gross margin increased to 6.7% for the quarter ended June 30, 2005, from 3.1% for the quarter ended June 30, 2004, or 3.6 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed trailers, partially offset by plant inefficiencies from rapid production ramp-up.

Direct selling, general and administrative expenses for Trailer increased to $1.1 million for the quarter ended June 30, 2005, from $0.5 million for the quarter ended June 30, 2004 from higher bad debt expense associated with a disputed receivable that is currently in litigation.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $4.4 million, or 27.9%, for the quarter ended June 30, 2005, from $3.2 million for the quarter ended June 30, 2004, primarily from higher employee-related, legal and audit expenses.

Investment income, interest expense and other income and expense for the quarter ended June 30, 2005, totaled $0.1 million of expense compared to expense of $0.3 million for the quarter ended June 30, 2004, due to various miscellaneous income items.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.6 million for the quarter ended June 30, 2005, or 33%, compared to $0.9 million for the quarter ended June 30, 2004. For the full year, pension income is expected to be approximately $2.4 million compared to $3.4 million for 2004, or a 29% increase. This decrease is due to lower expected returns on plan assets from lowering the expected return rate from 8.5% to 8.0% and from lowering the discount rate from 6.25% to 6.0%.

The effective tax rate for the quarter ending June 30, 2005, was 36.0% compared to 36.5% for the quarter ended June 30, 2004, due to the favorable impact of the new manufacturing income deduction.

Six Months Ended June 30, 2005, Compared to the Six Months Ended June 30, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Sales
Oil Field	$138,920	$93,993	$44,927	47.8
Power Transmission	47,036	35,871	11,165	31.1
Trailer	37,121	23,293	13,828	59.4

Total	$223,077	$153,157	$69,920	45.7

Gross Profit
Oil Field	$33,200	$17,945	$15,255	85.0
Power Transmission	15,015	8,726	6,289	72.1
Trailer	2,260	415	1,845	444.6

Total	$50,475	$27,086	$23,389	86.4

Oil Field sales increased to $138.9 million, or 47.8%, for the six months ended June 30, 2005, from $94.0 million for the six months ended June 30, 2004. The added sales of 2004 acquisitions and the benefit of the stronger Canadian dollar in the first six months of 2005 contributed 2.0 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 45.8 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase due to market share growth from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. continued to improve, especially in the industrial and construction-related markets. In addition, sales growth was impacted from price increases instituted throughout 2004 in response to dramatic raw material price increases. Oil Field’s backlog increased to $65.8 million as of June 30, 2005, from $61.6 million at December 31, 2004. This backlog increase was from increased bookings of new pumping units in the U.S., Canada and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 23.9% for six months ended June 30, 2005, compared to 19.1% for the six months ended June 30, 2004, or 4.8 percentage points. The benefit of higher plant utilization from increased volumes in the first half of 2004 was offset by higher raw material prices, especially steel, higher fuel prices in the service operations and plant inefficiencies in the foundry operation associated with rapid production ramp-up for the volume increases. Throughout 2004 and 2005, sales prices were increased to recover higher material costs and plant efficiencies improved, contributing to the improved gross margin in the first half of 2005. In addition, higher production volumes improved plant utilization and fixed cost coverage.

Direct selling, general and administrative expenses the Oil Field increased to $5.6 million, or 7.4%, for the six months ended June 30, 2005, from $5.2 million for the for six months ended June 30, 2004. Increased selling expenses contributed the majority of this increase in support of higher sales volumes.

Sales for the Company’s Power Transmission segment increased to $47.0 million, or 31.1%, for the six months ended June 30, 2005, compared to $35.9 million for the six months ended June 30, 2004. The benefit of the stronger euro on the sales of the French division and the opening of new gear repair facilities contributed 2.7 percentage points of this increase. The additional 28.5 percentage points of growth was the result of increased sales of new high-speed units and gear repair to energy-related markets, such as offshore drilling and refining. The Company’s Power Transmission backlog at June 30, 2005, increased to $60.2 million from $40.1 million at December 31, 2004, from new high-speed units for the reasons noted above.

Gross margin for the Power Transmission segment increased to 31.9% for the six months ended June 30, 2005, compared to 24.3% for the six months ended June 30, 2004, or 7.6 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed cost coverage as well as from the benefit of increased selling prices. Also, increased inter-segment production in support of the Oil Field segment provided additional manufacturing volume that contributed to improved gross margins.

Direct selling, general and administrative expenses for Power Transmission increased $0.5 million to $6.6 million, or 8.9%, for the six months ended June 30, 2005, from $6.1 million for the six months ended June 30, 2004, due to higher employee-related expenses in support of increased sales volumes.

Trailer sales for the six months ended June 30, 2005, increased to $37.1 million, or 59.4%, from $23.3 million for the six months ended June 30, 2004. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. Sales growth in flatbeds was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment increased to $31.6 million at June 30, 2005, compared to $11.5 million at December 31, 2004. The backlog increase was primarily from orders for new van and flatbed trailers for the reasons mentioned above.

Trailer gross margin increased to 6.1% for the six months ended June 30, 2005, from 1.8% for the six months ended June 30, 2004, or 4.3 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by plant inefficiencies from rapid production ramp-up.

Direct selling, general and administrative expenses for Trailer increased to $1.7 million for the six months ended June 30, 2005, from $1.0 million for the six months ended June 30, 2004, from higher bad debt expense associated with a disputed receivable that is currently in litigation.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $8.5 million, or 34.5%, for the six months ended June 30, 2005, from $6.3 million for the six months ended June 30, 2004, primarily from higher employee-related, legal and audit expenses.

Investment income, interest expense and other income and expense for the quarter ended June 30, 2005, totaled $0.2 million of expense compared to expense of $0.2 million for the six months ended June 30, 2005.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.2 million for the six months ended June 30, 2005, or 25%, compared to $1.6 million for the six months ended June 30, 2004. For the full year, pension income is expected to be approximately $2.4 million compared to $3.4 million for 2004, or a 29% decrease. This decrease is due to lower expected returns on plan assets from lowering the expected return rate from 8.5% to 8.0% and from lowering the discount rate from 6.25% to 6.0%.

The effective tax rate for the six months ending June 30, 2005, was 36.0% compared to 37.0% for the quarter ended June 30, 2004, due to the favorable impact of the new manufacturing income deduction.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $13.4 million at June 30, 2005, compared to $17.1 million at December 31, 2004. For the six months ended June 30, 2005, net cash used in operating activities was $2.1 million, net cash used in investing activities totaled $4.3 million and net cash provided by financing activities amounted to $2.7 million. Significant components of cash used in operating activities include net earnings adjusted for non-cash expenses of $24.1 million, offset by a net increase in working capital of $26.2 million. This increase was primarily due to higher inventory and higher accounts receivable, which consumed $24.8 million and $8.0 million, respectively. The inventory increase was primarily due to higher inventory levels in all segments to support higher sales volumes and to replace strategic inventory sold in previous periods. Accounts receivable increased in all segments from higher sales. Higher accounts payable balances, related to higher activity and inventory levels, partially offset these items by $5.2 million. Net cash used in investing activities included net capital expenditures totaling $4.1 million and an increase in other assets of $0.2 million. Capital expenditures for 2005 are projected to be in the range of $18.0 million to $20.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field segment. Significant components of net cash provided by financing activities included proceeds from short-term notes payable of $0.9 million, proceeds from the exercise of stock options of $4.4 million and dividend payments of $2.6 million, or $0.18 per share.

Total debt balances at June 30, 2005, consisted of $2.6 million of short-term notes payable. This debt is associated with the Company’s French operations. As of June 30, 2005, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt increased by $0.6 million from short-term borrowings during the six months ended June 30, 2005.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2005, no amounts were outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of June 30, 2005, $2.6 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the quarter or six months ended June 30, 2005. Repurchased shares are added to treasury stock and are available for general corporate purposes, including the funding of the Company’s stock option plans. As of June 30, 2005, the Company held 442,278 shares of treasury stock at an aggregate cost of approximately $4.6 million. Authorizations of approximately $2.1 million remained at June 30, 2005.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of June 30, 2005. Information on recurring purchases of materials for use in manufacturing and service operations have not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

		Payments due by period
(In thousands of dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$1,909	$232	$972	$540	$165
Contractual commitments for capital expenditures	4,276	4,276	—	—	—

Total	$6,185	$4,508	$972	$540	$165

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2005 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefits. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $2.5 million annually, depending on participation levels in these plans.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in Footnote 10 of the Notes to Consolidated Financial Statements, the Company does not record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the adoption of SFAS 123R is expected to impact net earnings by approximately $0.6 million ($0.04 per diluted share), $0.3 million ($0.02 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007 and 2008, respectively, for stock options previously granted.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20, “Accounting Changes” requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS 154 to impact the Company’s consolidated financial position or results of operations.

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

Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

•	The customer has accepted title and risk of loss;

•	The customer has provided a written purchase order for the product;

•	The customer, not the Company, requested the product to be stored and to be invoiced under a Bill-and-Hold arrangement. The customer must also provide the business purpose for the storage request;

•	The customer must provide a storage period and future shipping date;

•	The Company must not have retained any future performance obligations on the product;

•	The Company must segregate the stored product and not make it available to use on other orders; and

•	The product must be complete and ready for shipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the low level of current debt exposure, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit under its Bank Facility, the Company would have interest rate risk since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2005, this inter-company debt was comprised of 0.9 million euros and 7.2 million Canadian dollars. As of June 30, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4. Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 13, 2005 the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. The Company’s preliminary estimate is that the total amount of back pay that it would be required to pay to the class of affected employees could total up to $6 million (including interest). In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices, (ii) ordered the Company to pay court costs and (iii) agreed to consider a request for awarding plaintiffs’ attorneys’ fees against the Company. On January 27, 2005, the plaintiffs moved for an interim award of attorney fees and costs, which they estimated to be $6.5 million, but to date the District Court has not ruled on this request.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on May 4, 2005, in Lufkin, Texas to elect two directors.

(b)	Directors elected at the Annual Meeting:

H. J. Trout, Jr.

J. T. Jongebloed

Directors with terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2006:

Douglas V. Smith

Simon W. Henderson

John F. Anderson

Directors with terms expiring in 2007:

John H. Lollar

Bob H. O’Neal

Thomas E. Wiener

(c) The Annual Meeting was held to elect to elect two directors. All of the nominated directors were elected and will serve a three-year term expiring in 2008. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in Favor	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
H. J. Trout, Jr.	6,029,475	—	120,151	—	—

J. T. Jongebloed	5,886,000	—	263,626	—	—

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R.D. Leslie
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