Form 10-Q
period 2005-09-30
LUFKIN INDUSTRIES INC
filed 2005-11-08
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 14,630,938 shares of Common Stock, $1.00 par value per share, outstanding as of November 3, 2005, not including 399,278 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,673	$17,097
Receivables, net	73,803	61,038
Inventories	86,726	54,637
Deferred income tax assets	2,521	2,447
Other current assets	1,545	1,117

Total current assets	183,268	136,336

Property, plant and equipment, at cost	290,517	284,300
Less accumulated depreciation	201,420	194,745

	89,097	89,555

Prepaid pension costs	61,760	59,950
Goodwill, net	11,527	11,790
Other assets, net	3,070	2,638

Total assets	$348,722	$300,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$7,178	$1,976
Accounts payable	28,799	23,706
Accrued liabilities:
Payroll and benefits	8,044	6,240
Warranty expenses	2,779	2,729
Taxes payable	(944)	5,213
Other	10,763	9,241

Total current liabilities	56,619	49,105

Deferred income tax liabilities	34,174	31,584
Postretirement benefits	11,027	10,648

Shareholders’ equity:
Common stock, $1.00 par value per share; 60,000,000 shares authorized; 15,021,216 and 14,471,958 shares issued, respectively	15,021	14,472
Capital in excess of par	31,257	19,488
Retained earnings	202,679	177,374
Treasury stock, 399,278 and 491,278 shares, respectively, at cost	(4,124)	(5,075)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,069	2,673

Total shareholders’ equity	246,902	208,932

Total liabilities and shareholders’ equity	$348,722	$300,269

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$123,681	$95,766	$346,757	$248,923
Cost of sales	95,292	78,744	267,893	204,815

Gross profit	28,389	17,022	78,864	44,108

Selling, general and administrative expenses	10,961	9,438	33,307	28,027

Operating income	17,428	7,584	45,557	16,081

Interest income	88	43	333	192
Interest expense	(43)	(31)	(123)	(104)
Other income (expense), net	204	(7)	(174)	(303)

Earnings before income tax provision	17,677	7,589	45,593	15,866

Income tax provision	6,364	2,728	16,413	5,791

Net earnings	11,313	4,861	29,180	10,075

Change in foreign currency translation adjustment	622	721	(604)	165

Total comprehensive income	$11,935	$5,582	$28,576	$10,240

Net earnings per share:
Basic	$0.78	$0.36	$2.04	$0.75

Diluted	$0.76	$0.35	$2.00	$0.73

Dividends per share	$0.09	$0.09	$0.27	$0.27

Weighted average number of shares outstanding:
Basic	14,537,195	13,601,268	14,268,920	13,476,914
Diluted	14,886,528	13,946,208	14,587,003	13,826,128

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$29,180	$10,075
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,546	8,747
Deferred income tax provision	2,733	2,150
Pension income	(1,810)	(2,508)
Postretirement benefits	379	—
Loss on disposition of property, plant and equipment Changes in:	43	28
Receivables, net	(13,126)	(6,921)
Income taxes receivable	—	(24)
Inventories	(32,395)	(19,404)
Other current assets	(414)	(487)
Accounts payable	5,521	7,650
Accrued liabilities	3,443	1,155

Net cash provided by operating activities	2,100	405

Cash flows from investing activities:
Additions to property, plant and equipment	(8,932)	(7,533)
Proceeds from disposition of property, plant and equipment	142	172
Increase in other assets	(520)	(64)
Acquisition of other companies	(3)	(7)

Net cash used in investing activities	(9,313)	(7,432)

Cash flows from financing activities:
Proceeds from short-term notes payable	5,449	137
Payments on long-term notes payable	—	(182)
Dividends paid	(3,874)	(3,649)
Proceeds from exercise of stock options	7,247	4,709

Net cash provided by financing activities	8,822	1,015

Effect of translation on cash and cash equivalents	(33)	(15)

Net increase (decrease) in cash and cash equivalents	1,576	(6,027)

Cash and cash equivalents at beginning of period	17,097	19,408

Cash and cash equivalents at end of period	$18,673	$13,381

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

2. Acquisitions

The Company completed the acquisition on November 1, 2004, of the operating assets and commercial operations of Black Widow Oil Field Services located in Medicine Hat, Alberta, Canada, to further expand its oil field service presence in Canada. The aggregate purchase price for this acquisition was $0.3 million in cash. The purchase allocation process for this acquisition was completed in the third quarter of 2005 and no additional adjustments were required.

3. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30, 2005	December 31, 2004
Accounts receivable	$74,208	$61,182
Notes receivable	24	32

Total receivables	74,232	61,214
Allowance for doubtful accounts	(429)	(176)

Net receivables	$73,803	$61,038

Bad debt expense related to receivables was $0.1 million and $0.1 million in the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively.

4. Property, Plant & Equipment

The following is a summary of the Company’s property, plant and equipment balances (in thousands of dollars):

	September 30, 2005	December 31, 2004
Land	$3,224	$3,231
Land improvements	7,320	7,042
Buildings	70,545	69,232
Machinery and equipment	192,591	187,741
Furniture and fixtures	3,988	4,095
Computer equipment and software	12,849	12,959

Total property, plant and equipment	290,517	284,300
Less accumulated depreciation	(201,420)	(194,745)

Total property, plant and equipment, net	$89,097	$89,555

Depreciation expense related to property, plant and equipment was $2.7 million and $3.0 million in the three months ended September 30, 2005 and 2004, respectively, and $8.5 million and $8.7 million in the nine months ended September 30, 2005 and 2004, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Gross inventories @ FIFO:
Finished goods	$6,387	$7,770
Work in process	23,409	10,604
Raw materials & component parts	81,299	58,399

Total gross inventories @ FIFO	111,095	76,773
Less reserves:
LIFO	23,253	20,985
Valuation	1,116	1,151

Total inventories as reported	$86,726	$54,637

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $83.5 million and $57.3 million at September 30, 2005, and December 31, 2004, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2005 and 2004, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$11,313	$4,861	$29,180	$10,075

Denominator:
Denominator for basic net earnings per share-weighted-average shares	14,537,195	13,601,268	14,268,920	13,476,914
Effect of dilutive securities: employee stock options	349,333	344,940	318,083	349,214

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	14,886,528	13,946,208	14,587,003	13,826,128

Basic net earnings per share	$0.78	$0.36	$2.04	$0.75

Diluted net earnings per share	$0.76	$0.35	$2.00	$0.73

Options to purchase a total of 10,000 and 40,596 shares of the Company’s common stock at September 30, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively, and options to purchase a total of 10,000 and 40,596 shares of the Company’s common stock at September 30, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share for the nine months ended September 30, 2005 and 2004, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

7. Legal Proceedings

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments and promotions.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees would be $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

7. Legal Proceedings (continued)

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

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

Three Months Ended September 30, 2005

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$76,785	$26,520	$22,713	$—	$126,018
Inter-segment sales	(953)	(1,382)	(2)	—	(2,337)

Net sales	$75,832	$25,138	$22,711	$—	$123,681

Operating income (loss)	$14,390	$3,155	$(117)	$—	$17,428
Other income (expense), net	235	(100)	(2)	116	249

Earnings (loss) before income tax provision	$14,625	$3,055	$(119)	$116	$17,677

Three Months Ended September 30, 2004
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$57,907	$20,131	$19,102	$—	$97,140
Inter-segment sales	(687)	(680)	(7)	—	(1,374)

Net sales	$57,220	$19,451	$19,095	$—	$95,766

Operating income (loss)	$7,917	$821	$(1,154)	$—	$7,584
Other income (expense), net	(102)	31	(2)	78	5

Earnings (loss) before income tax provision	$7,815	$852	$(1,156)	$78	$7,589

8. Segment Data (Continued)

Nine Months Ended September 30, 2005

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$220,028	$76,892	$59,834	$—	$356,754
Inter-segment sales	(5,277)	(4,718)	(2)	—	(9,997)

Net sales	$214,751	$72,174	$59,832	$—	$346,757

Operating income (loss)	$38,505	$8,784	$(1,732)	$—	$45,557
Other income (expense), net	(130)	(124)	(1)	291	36

Earnings (loss) before income tax provision	$38,375	$8,660	$(1,733)	$291	$45,593

Nine Months Ended September 30, 2004

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$152,644	$56,685	$42,411	$—	$251,740
Inter-segment sales	(1,432)	(1,363)	(22)	—	(2,817)

Net sales	$151,212	$55,322	$42,389	$—	$248,923

Operating income (loss)	$18,065	$1,412	$(3,396)	$—	$16,081
Other income (expense), net	(475)	40	4	216	(215)

Earnings (loss) before income tax provision	$17,590	$1,452	$(3,392)	$216	$15,866

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

(In thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/04	$9,427	$2,363	$—	$11,790
Goodwill acquired during year	3	—	—	3
Impairment losses	—	—	—	—
Goodwill written off related to sale of business unit	—	—	—	—
Foreign currency translation	2	(268)	—	(266)

Balance as of 9/30/05	$9,432	$2,095	$—	$11,527

Goodwill	impairment tests were performed in the first quarter of 2005 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Intangible assets subject to amortization:

Non-compete agreements
Original balance	$463	$463
Foreign currency translation	34	29
Accumulated amortization	(170)	(100)

Ending balance	$327	$392

Intangible assets not subject to amortization:
None	—	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$11,313	$4,861	$29,180	$10,075

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(335)	(164)	(966)	(652)

Pro forma net earnings	$10,978	$4,697	$28,214	$9,423

Net earnings per share:

As reported	$0.78	$0.36	$2.04	$0.75

Pro forma	$0.76	$0.35	$1.98	$0.70

Diluted net earnings per share

As reported	$0.76	$0.35	$2.00	$0.73

Pro forma	$0.74	$0.34	$1.93	$0.68

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant during the first nine months of 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005 Grants	Expected dividend yield	0.75% - 1.17%
	Expected stock price volatility	38.62% - 40.21%
	Risk free interest rate	4.04% - 4.24%
	Expected life of options	6 - 8 years

2004 Grants	Expected dividend yield	2.25% - 2.35%
	Expected stock price volatility	38.80% - 38.82%
	Risk free interest rate	4.10% - 4.57%
	Expected life of options	10 years

Options granted during the three months ended September 30, 2005, had a weighted average fair value of $20.33 per option and a weighted average exercise price of $48.04 per option. Options granted during the nine months ended September 30, 2005, had a weighted average fair value of $10.87 per option and a weighted average exercise price of $25.90 per option.

11. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company does not expect the adoption of SFAS 151 to impact the Company’s consolidated financial position or results of operations.

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

11. Recently Issued Accounting Pronouncements (continued)

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company does not expect the adoption of Interpretation 47 to impact the Company’s consolidated financial position or results of operations.

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

On October 2, 2005, the pension benefits for the Company’s bargaining employees were increased as part of the new three-year contract. The projected benefit obligation (PBO) was remeasured as of October 1, 2005, to reflect these increased benefits. As part of the remeasurement of the PBO, the assumptions for the rate of return on assets, discount rate and compensation rate were reviewed and the discount rate was lowered to 5.5% from 6.0%. This remeasurement is expected to increase the PBO by $3.5 to $4.0 million and reduce net periodic benefit income by $281,000 during the fourth quarter of 2005, or $0.01 per diluted share.

Components of Net Periodic Benefit Cost (in thousands of dollars)

Three Months Ended September 30,	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,171	$1,002	$75	$55
Interest cost	2,324	2,208	179	177
Expected return on plan assets	(3,927)	(3,936)	—	—
Amortization of prior service cost	78	78	—	—
Amortization of unrecognized net (gain) loss	—	—	17	3
Amortization of unrecognized transition asset	(232)	(231)	—	—

Net periodic benefit cost (income)	$(586)	$(879)	$271	$235

Nine Months Ended September 30,	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$3,443	$3,060	$205	$165
Interest cost	6,997	6,724	525	531
Expected return on plan assets	(11,788)	(11,831)	—	—
Amortization of prior service cost	233	234	—	—
Amortization of unrecognized net (gain) loss	—	—	35	9
Amortization of unrecognized transition asset	(695)	(695)	—	—

Net periodic benefit cost (income)	$(1,810)	$(2,508)	$765	$705

12. Retirement Benefits (Continued)

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to the pension plan in 2005. The Company also disclosed that it expected contributions of $450,000 to be made to its postretirement plan in 2005. As of September 30, 2005, the Company has made no contributions to its pension plan and has made contributions of $263,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $85,000 to its postretirement plan during the last three months of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lufkin Industries, Inc. (the “Company”) is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high and low-speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures and services various highway trailers, including van, flatbed and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

In support of the above strategy, during the fourth quarter of 2004, the Company completed the acquisition of the operating assets and commercial operations of Black Widow Oilfield Services located in Drayton Valley, Alberta, Canada to further expand its service presence in Canada. In addition to acquisitions, the Company has been making capital investments within the Oil Field segment for more efficient replacement equipment and for capacity expansion to meet the growing demand for its products and generate cost savings.

Within the Power Transmission segment, additional gear repair facilities have been opened to serve the Midwest and Northeast U.S. markets following the successful expansion into the Southeast U.S. market. Capital investments targeting cost reductions and shorter manufacturing lead times are also being made in the Power Transmission segment.

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the quarter ended September 30, 2005, increased to $123.7 million, or 29.1%, from $95.8 million for the quarter ended September 30, 2004, and sales for the nine months ended September 30, 2005, increased to $346.8 million, or 39.3%, from $248.9 million for the nine months ended September 30, 2004. This growth was primarily driven by increased sales of new oil field equipment but also by higher sales of new Power Transmission gearboxes and new trailers. Additional segment data on sales is provided later in this section.

Gross margin for the quarter ended September 30, 2005, increased to 23.0% from 17.8% for the quarter ended September 30, 2004, and gross margin for the nine months ended September 30, 2005, increased to 22.7% from 17.7% for the nine months ended September 30, 2004. This overall gross margin increase was primarily due to improved fixed cost leverage, plant efficiency improvements from higher volumes and price increases implemented in 2004 and 2005 in response to the rapid material cost increases experienced in 2004. Additional segment data on gross margin is provided later in this section.

The increase in sales and gross margin primarily drove the changes in net earnings, but was partially offset by increases in selling, general and administrative expenses. However, greater sales volumes did provide leverage on selling, general and administrative expenses, which improved overall net margins. The Company reported net earnings of $11.3 million, or $0.76 per share (diluted), for the quarter ended September 30, 2005, compared to net earnings of $4.9 million, or $0.35 per share (diluted), for the quarter ended September 30, 2004, and net earnings of $29.2 million, or $2.00 per share (diluted), for the nine months ended September 30, 2005, compared to net earnings of $10.1 million, or $0.73 per share (diluted), for the nine months ended September 30, 2004.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels remained at 0.0% at September 30, 2005. Short-term debt was $7.2 million at September 30, 2005, up from $2.0 million at December 31, 2004, due to additional borrowing to cover working capital requirements. Cash balances at September 30, 2005, were $18.7 million, up from $17.1 million at December 31, 2004.

Other Events

On Saturday, September 24, 2005, Hurricane Rita passed through the East Texas region, where the Company’s principal manufacturing facilities are located. While the office and production facilities sustained minimal direct damage, the financial results for the quarter ended September 30, 2005, were negatively impacted. Due to storm preparation and subsequent absenteeism, approximately three production days were lost, which lowered plant utilization and efficiency. Also, shipments of approximately $5.0 million were delayed due to shipping and other logistical issues associated with the storm.

Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)

	2005	2004
Sales
Oil Field	$75,832	$57,220	$18,612	32.5
Power Transmission	25,138	19,451	5,687	29.2
Trailer	22,711	19,095	3,616	18.9

Total	$123,681	$95,766	$27,915	29.1

Gross Profit
Oil Field	$19,107	$11,841	$7,266	61.4
Power Transmission	7,721	4,786	2,935	61.3
Trailer	1,561	395	1,166	295.2

Total	$28,389	$17,022	$11,367	66.8

Oil Field sales increased to $75.8 million, or 32.5%, for the quarter ended September 30, 2005, from $57.2 million for the quarter ended September 30, 2004. The added sales from 2004 acquisitions and the benefit of the stronger Canadian dollar in the third quarter of 2005 contributed 1.9 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 30.7 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production activity associated with higher energy prices and from greater use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase due to market share growth from new product offerings. Oil Field’s backlog increased to $72.7 million as of September 30, 2005, from $47.4 million at September 30, 2004. This backlog increase was from increased bookings of new pumping units in the U.S and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 25.2% for quarter ended September 30, 2005, compared to 20.7% for the quarter ended September 30, 2004, or 4.5 percentage points. During the third quarter of 2004, higher raw material prices, especially steel, and higher fuel prices in the service operations negatively impacted margins. Throughout 2004 and 2005, sales prices were increased to recover these higher material costs, contributing to the improved gross margin in the third quarter of 2005 and enabling the segment to return to margin levels of past years. This recovery was partially offset by impacts on plant utilization from lost production days as a result of Hurricane Rita.

Direct selling, general and administrative expenses for Oil Field increased to $3.2 million for the quarter ended September 30, 2005, compared to $2.5 million for the quarter ended September 30, 2004 as a result of higher employee-related expenses in support of increased sales volumes.

Sales for the Company’s Power Transmission segment increased to $25.1 million, or 29.2%, for the quarter ended September 30, 2005, compared to $19.5 million for the quarter ended September 30, 2004. This growth was the result of increased sales from the energy-related markets, such as power generation and refining, as well as increased low-speed unit sales to the steel and sugar markets. The Company’s Power Transmission backlog at September 30, 2005, increased to $64.6 million from $38.3 million at September 30, 2004, primarily from new high-speed units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 30.7% for the quarter ended September 30, 2005, compared to 24.6% for the quarter ended September 30, 2004, or 6.1 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed costs. Also, increased inter-segment production in support of the Oil Field segment provided additional manufacturing volume that contributed to greater fixed cost absorption and improved gross margins, partially offset by the impact on plant utilization from lost production days as a result of Hurricane Rita.

Direct selling, general and administrative expenses for Power Transmission increased $0.5 million to $3.4 million, or 17.2%, for the quarter ended September 30, 2005, from $2.9 million for the quarter ended September 30, 2004, due to higher employee related expenses in support of increased sales volumes.

Trailer sales for the quarter ended September 30, 2005, increased to $22.7 million, or 18.9%, from $19.1 million for the quarter ended September 30, 2004. This increase resulted from higher sales of new flatbed and dump trailers. Sales growth in flatbeds was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment increased to $28.1 million at September 30, 2005, compared to $15.0 million at September 30, 2004. The backlog increase was primarily from orders for new flatbed trailers for the reasons mentioned above and from van trailers as freight industry demand has improved due to replacement trailer demand and from increases in freight volume levels

Trailer gross margin increased to 6.9% for the quarter ended September 30, 2005, from 2.1% for the quarter ended September 30, 2004, or 4.8 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by plant inefficiencies from rapid production ramp-up and by impacts on plant utilization from lost production days as a result of Hurricane Rita.

Direct selling, general and administrative expenses for Trailer remained at $0.7 million for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $3.7 million, or 10.0%, for the quarter ended September 30, 2005, from $3.4 million for the quarter ended September 30, 2004, primarily from higher employee-related expenses in support of increased sales volumes.

Investment income, interest expense and other income and expense for the quarter ended September 30, 2005, totaled $0.2 million of income compared to expense of $0.0 million for the quarter ended September 30, 2004, due to various miscellaneous income items.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.6 million for the quarter ended September 30, 2005, or 37%, compared to $0.9 million for the quarter ended September 30, 2004. For the full year, pension income is expected to be approximately $2.1 million compared to $3.4 million for 2004, or a 38% decrease. This decrease is due to lower expected returns on plan assets from lowering the expected return rate from 8.5% to 8.0%, from lowering the discount rate from 6.25% to 6.0% for the first nine months of 2005 and to 5.5% for the last three months of 2005 and from higher benefits granted to bargaining employees in the new three-year contract signed October 2, 2005.

The effective tax rate for the quarter ending September 30, 2005, remained at 36.0% compared to the quarter ended September 30, 2004.

Nine Months Ended September 30, 2005, Compared to the Nine Months Ended September 30, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)

	2005	2004
Sales
Oil Field	$214,751	$151,212	$63,539	42.0
Power Transmission	72,174	55,322	16,852	30.5
Trailer	59,832	42,389	17,443	41.1

Total	$346,757	$248,923	$97,834	39.3

Gross Profit
Oil Field	$52,307	$29,786	$22,521	75.6
Power Transmission	22,736	13,511	9,225	68.3
Trailer	3,821	811	3,010	371.1

Total	$78,864	$44,108	$34,756	78.8

Oil Field sales increased to $214.8 million, or 42.0%, for the nine months ended September 30, 2005, from $151.2 million for the nine months ended September 30, 2004. The added sales of 2004 acquisitions and the benefit of the stronger Canadian dollar in the first nine months of 2005 contributed 2.0 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 40.0 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production activity associated with higher energy prices and from higher use of pumping units to pump water from gas fields. In addition, sales of automation equipment continued to increase due to market share growth from new product offerings. Commercial casting sales from the foundry operation grew significantly from the prior year as general economic levels in the U.S. continued to improve, especially in the industrial and construction-related markets. In addition, sales growth was impacted from price increases instituted throughout 2004 in response to dramatic raw material price increases. Oil Field’s backlog increased to $72.7 million as of September 30, 2005, from $61.6 million at December 31, 2004. This backlog increase was from increased bookings of new pumping units in the U.S., Canada and Argentina markets and from foundry machine tool casting orders.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 24.4% for nine months ended September 30, 2005, compared to 19.7% for the nine months ended September 30, 2004, or 4.7 percentage points. During the third quarter of 2004, higher raw material prices, especially steel, and higher fuel prices in the service operations impacted margins. Throughout 2004 and 2005, sales prices were increased to recover these higher material costs, contributing to the improved gross margin in the first nine months of 2005 and enabling the segment to return to margin levels of past years.

Direct selling, general and administrative expenses for Oil Field increased to $8.7 million, or 13.5%, for the nine months ended September 30, 2005, from $7.7 million for the nine months ended September 30, 2004 due to higher employee-related expenses in support of increased sales volumes.

Sales for the Company’s Power Transmission segment increased to $72.2 million, or 30.5%, for the nine months ended September 30, 2005, compared to $55.3 million for the nine months ended September 30, 2004. The benefit of the stronger euro on the sales of the French division and the opening of new gear repair facilities contributed 1.6 percentage points of this increase. The additional 28.9 percentage points of growth was the result of increased sales from the energy-related markets, such as power generation and refining, as well as increased low-speed unit sales to the steel and sugar markets. The Company’s Power Transmission backlog at June 30, 2005, increased to $64.6 million from $40.1 million at December 31, 2004, primarily from new high-speed units for the reasons noted above.

Gross margin for the Power Transmission segment increased to 31.5% for the nine months ended September 30, 2005, compared to 24.4% for the nine months ended September 30, 2004, or 7.1 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed cost coverage as well as from the benefit of increased selling prices. Also, increased inter-segment production in support of the Oil Field segment provided additional manufacturing volume that contributed to improved gross margins.

Direct selling, general and administrative expenses for Power Transmission increased $1.1 million to $10.0 million, or 11.6%, for the nine months ended September 30, 2005, from $8.9 million for the nine months ended September 30, 2004, due to higher employee-related expenses in support of increased sales volumes.

Trailer sales for the nine months ended September 30, 2005, increased to $59.8 million, or 41.1%, from $42.4 million for the nine months ended September 30, 2004. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. Sales growth in flatbeds was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment increased to $28.1 million at September 30, 2005, compared to $11.5 million at December 31, 2004. The backlog increase was primarily from orders for new van and flatbed trailers for the reasons mentioned above.

Trailer gross margin increased to 6.4% for the nine months ended September 30, 2005, from 1.9% for the nine months ended September 30, 2004, or 4.5 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by plant inefficiencies from rapid production ramp-up.

Direct selling, general and administrative expenses for Trailer increased to $2.4 million for the nine months ended September 30, 2005, from $1.7 million for the nine months ended September 30, 2004, from higher bad debt expense associated with a disputed receivable that is currently in litigation.

Corporate administrative expenses, which are allocated to the segments primarily based on third-party revenues, increased to $12.2 million, or 25.9%, for the nine months ended September 30, 2005, from $9.7 million for the nine months ended September 30, 2004, primarily from higher employee-related, legal and audit expenses.

Investment income, interest expense and other income and expense for the nine months ended September 30, 2005, totaled $0.0 million of expense compared to expense of $0.2 million for the nine months ended September 30, 2004, due to an increase in investment income.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.8 million for the nine months ended September 30, 2005, or 39%, compared to $2.5 million for the nine months ended September 30, 2004. For the full year, pension income is expected to be approximately $2.1 million compared to $3.4 million for 2004, or a 38% decrease. This decrease is due to lower expected returns on plan assets from lowering the expected return rate from 8.5% to 8.0%, from lowering the discount rate from 6.25% to 6.0% for the first nine months of 2005 and to 5.5% for the last three months of 2005 and from higher benefits granted to bargaining employees in the new three-year contract signed October 2, 2005.

The effective tax rate for the nine months ending September 30, 2005, was 36.0% compared to 36.5% for the nine months ended September 30, 2004, due to the favorable impact of the new manufacturing income deduction.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.

The Company’s cash balance totaled $18.7 million at September 30, 2005, compared to $17.1 million at December 31, 2004. For the nine months ended September 30, 2005, net cash provided by operating activities was $2.1 million, net cash used in investing activities totaled $9.3 million and net cash provided by financing activities amounted to $8.8 million. Significant components of cash used in operating activities include net earnings adjusted for non-cash expenses of $39.1 million, offset by a net increase in working capital of $37.0 million. This increase was primarily due to higher inventory and higher accounts receivable, which consumed $32.4 million and $13.1 million, respectively. The inventory increase was primarily due to higher inventory levels in all segments to support higher sales volumes and to replace strategic inventory sold in previous periods. Accounts receivable increased in all segments primarily from higher sales. Higher accounts payable balances, related to higher activity and inventory levels, partially offset these items by $5.5 million. Net cash used in investing activities included net capital expenditures totaling $8.8 million and an increase in other assets of $0.5 million. Capital expenditures for 2005 are projected to be in the range of $15.0 million to $17.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field segment. Significant components of net cash provided by financing activities included proceeds from short-term notes payable of $5.5 million, proceeds from the exercise of stock options of $7.2 million and dividend payments of $3.9 million, or $0.27 per share.

Total debt balances at September 30, 2005, consisted of $7.2 million of short-term notes payable. As of September 30, 2005, the Company had outstanding debt of $5.0 million associated with the Bank Facility discussed below and $2.2 million of debt associated with the short-term French credit facility discussed below. Total debt increased by $5.2 million from short-term borrowings during the nine months ended September 30, 2005.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on June 30, 2007. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2005, $5.0 million was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of September 30, 2005, $2.2 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. No shares were repurchased during the quarter or nine months ended September 30, 2005. Repurchased shares are added to treasury stock and are available for general corporate purposes, including the funding of the Company’s stock option plans. As of September 30, 2005, the Company held 399,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at September 30, 2005.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of September 30, 2005. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

	Payments due by period
(In thousands of dollars)	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Operating lease obligations	$1,804	$105	$994	$540	$165
Contractual commitments for capital expenditures	6,652	6,652	—	—	—

Total	$8,456	$6,757	$994	$540	$165

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2005 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefits. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and postretirement health and life plans of approximately $2.5 million annually, depending on participation levels in these plans.

The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2005.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company does not expect the adoption of SFAS 151 to impact the Company’s consolidated financial position or results of operations.

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

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company does not expect the adoption of Interpretation 47 to impact the Company’s consolidated financial position or results of operations.

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

Forward-Looking Statements and Assumptions

This Quarterly Report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to, (i) oil prices, (ii) capital spending levels of oil producers, (iii) availability and prices for raw materials, (iv) currency exchange rate fluctuations in the markets in which the Company operates, (v) changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates, (vi) costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments, and (vii) general industry, political and economic conditions in the markets where the Company procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of September 30, 2005, this inter-company debt was comprised of 0.6 million euros and 6.5 million Canadian dollars. As of September 30, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2005, if the U.S. dollar strengthens by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakens by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4. Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee which alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments and promotions.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees would be $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

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

Date: November 7, 2005

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