Form 10-K
period 2005-12-31
LUFKIN INDUSTRIES INC
filed 2006-03-16
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, Par Value $1 Per Share

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated Filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2005, was $517,119,959.

There were 14,756,291 shares of Common Stock, $1.00 par value per share, outstanding as of March 10, 2006, not including 399,278 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

PART I

Item 1.	Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company employed approximately 2,700 people at December 31, 2005, including approximately 2,000 that were paid on an hourly basis. Certain of our operations are subject to a union contract that expires in October 2008. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

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

Raw Materials & Labor:

Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. However, during 2004, Oil Field experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices stabilized in 2005, but are not expected to decline in the short-term nor are shortages expected. Raw material prices may continue to increase and availability may decrease with little notice.

The nature of the products manufactured and serviced generally requires skilled labor. Oil Field’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Oil Field’s ability to maintain production levels. The current labor contract expires in October 2008.

Markets:

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced in 2004 and 2005 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift.

Competition:

The primary global competitor for new pumping units and automation equipment is Weatherford, but Chinese manufacturers of pumping units are increasingly present in the market. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment. While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the world, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total artificial lift market. While Weatherford is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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

High-Speed Gearboxes- Single stage gearboxes with pitch line velocities equal to or greater than 35 meters per second or rotational speeds greater than 4500 rpm or multi-stage gearboxes with at least one stage having a pitch line velocity equal to or greater than 35 meters per second and other stages having pitch line velocities equal to or greater than 8 meters per second. These gearboxes require extremely high precision manufacturing and testing due to the stresses on the gearing. The ratio of increasers to reducers is fairly even. These gearboxes more typically service the energy related markets of petrochemicals, refineries, offshore production and transmission of oil and gas.

Low-Speed Gearboxes- Gearboxes which do not meet the pitch line or rotational speed criteria of high-speed gearboxes are classified as low-speed gearboxes. The majority of low-speed gearboxes are reducers. While still requiring close tolerances, these gearboxes do not require the same precision of manufacturing and testing. These gearboxes more typically service commodity-related industries like rubber, sugar, paper, steel, plastics, mining and cement as well as marine propulsion.

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

Raw Materials & Labor:

Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders. However, during 2004, Power Transmission experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices stabilized in 2005 but are not expected to decline in the short-term and may continue to increase with little notice. Raw material and component part shortages are not expected in the short-term, but certain supplier lead-times have grown, especially bearing suppliers.

The nature of the products manufactured and serviced generally requires skilled labor. Power Transmission’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Power Transmission’s ability to maintain production levels. The current labor contract expires in October 2008.

Markets:

As noted above, Power Transmission services many diverse markets, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Power Transmission products are sold both to end customers and to intermediate project contractors both within the United States and globally. Recent market demand increases have come from energy-related markets such as oil and gas production, pipeline transmission, refining, petrochemical, drilling, coal and power generation in response to higher global energy prices.

Competition:

Despite the highly technical nature of this product, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Maag, Flender Graffenstaden, BHS, Renk, Allen Gear, Kreiter GearTech and Horsburgh & Scott. While price is an important factor, proven designs, workmanship and engineering support are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

Trailer

Products:

The Trailer segment manufactures and services various highway trailers for the freight-hauling market.

Vans- General-purpose dry-freight vans. These are the highest production trailer in the segment.

Flatbeds- Flat-bed style trailers used in hauling heavier loads that do not require protection from outdoor elements.

Dumps- Trailers designed to haul bulk materials like gravel or sand.

Parts- Through a network of company-owned branches, both trailers produced by the Company and by others are supported by replacement parts.

Raw Materials & Labor:

Trailer purchases a variety of raw materials in manufacturing its products. The principal raw materials are aluminum, structural and plate steel, axles, suspensions, tires, plywood and hardwood flooring. Trailer has annual contracts for aluminum in order to mitigate price fluctuations, but due to the configurable nature of its products, Trailer does not have long-term purchase contracts on its other raw material purchases. Raw material shortages have been infrequent. However, during 2004, Trailer experienced rapid raw material price increases due to increased global demand for metal commodities and experienced periodic material shortages. Raw material prices stabilized in 2005, but are not expected to decline in the short-term nor are shortages expected

The nature of the products manufactured generally requires skilled labor. Trailer’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Trailer’s ability to maintain production levels. The current labor contract expires in October 2008.

Markets:

The Company primarily sells its products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs.

In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004 and 2005, the freight market improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the demand for van trailers has not increased enough to meet industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases of new tractors before new diesel emission requirements are required on new tractors beginning in 2007. Flatbed and dump trailer demand has increased significantly from the home and road construction markets and the rebuilding effort from the 2005 hurricanes.

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

See Note 16 in Notes to Consolidated Financial Statements included in this report for financial information about the Company’s business segments and geographic areas.

Federal Regulation and Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations, including those related to air emissions, wastewater discharges, the handling of solid and hazardous wastes and occupational safety and health. Environmental laws have, in recent years, become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While the Company is not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on its business, it is always possible that an environmental claim with respect to one or more of the Company’s current businesses or a business or property that one of our predecessors owned or used could arise that could have a material adverse effect. The Company’s operations have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad. However, the Company does not anticipate the future costs of environmental compliance will have a material adverse effect on its business, financial results or results of operations.

Available Information

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

Item 1A.	Risk Factors.

The risks described below are those which the Company believes are the material risks that it faces. Any of the risk factors described below could significantly and adversely affect its business, prospects, financial condition and results of operations.

A decline in domestic and worldwide oil and gas drilling activity would adversely affect the Company’s results of operations.

The Oil Field segment is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond the Company’s control, including:

•	the level of North American and worldwide oil and gas exploration and production activity;

•	worldwide economic conditions, particularly economic conditions in North America;

•	oil and gas production costs;

•	weather conditions;

•	the expected costs of developing new reserves;

•	national government political requirements and the policies of OPEC;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy conservation measures;

•	environmental regulation; and

•	tax policies.

Item 1A.	Risk Factors (continued).

The business of the Trailer segment is highly cyclical, which could adversely affect its business and results of operations.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001 and rebounding to approximately 250,000 units in 2005. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as the new federal hours-of-service rules and anticipated 2007 federal emissions standards. Trailer’s business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.

Increases in the prices of our raw materials could adversely affect our margins and results of operations.

The Company uses large amounts of steel, iron and electricity in the manufacture of its products. The price of these raw materials has a significant impact on the cost of producing products. Steel and electricity prices have increased significantly since the end of 2003, caused primarily by higher energy prices and increased global demand. Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. During 2004, the Company encountered rapid raw material price increases. While raw material prices stabilized in 2005, the prices may increase significantly in the future. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

Interruption in our supply of raw materials could adversely affect our results of operations.

The Company relies on various suppliers to supply the components utilized to manufacture our products. The availability of the raw materials is not only a function of the availability of steel and iron, but also the alloy materials that are utilized by our suppliers. To date, these shortages have not caused a material disruption in availability or our manufacturing operations. However, there can be no assurance that material disruptions could not occur in the future. Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect the Company’s working capital position. The loss of any of the Company’s suppliers or their inability to meet its price, quality, quantity and delivery requirements could have an adverse effect on the Company’s business and results of operations.

The inherent dangers and complexity of the Company’s operations could subject it to substantial liability claims that could adversely affect our results of operations.

The products that the Company manufactures and the services that it provides are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous industries, such as the oil and gas drilling and production industry where an accident or product failure can cause personal injury or loss of life, damage to property, equipment, or the environment, regulatory investigations and penalties and the suspension of the end-user’s operations. If the Company’s products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which it may be held responsible and its reputation for providing quality products may suffer.

The Company’s insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be responsible. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under the Company’s policies will likely cause its premiums to increase.

Any future damages deemed to be caused by the Company’s products or services that are assessed against it and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition. Litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims.

Item 1A.	Risk Factors (continued).

We may not be able to successfully integrate future acquisitions, which will cause to fail to realize expected returns.

The Company continually explores opportunities to acquire related businesses, some of which could be material to the Company. The ability to continue to grow, however, may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of the Company. The Company may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. The Company’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact the Company’s business and results of operations. Further, the benefits that the Company anticipates from these acquisitions may not develop.

Labor disputes and increasing labor costs could have a material adverse effect on our business.

The Company’s main U.S. manufacturing facilities are unionized and the current labor contract with respect to those facilities expires in October 2008. The Company cannot assure that any disputes, work stoppages or strikes will not arise in the future. In 2002, a strike involving union employees, which continued for approximately 14 consecutive days, resulted in operating losses for us. In addition, when our existing collective bargaining agreement expires, the Company cannot assure that it will be able to reach a new agreement with its employees or that any new agreement will be on substantially similar terms as the existing agreement. Labor costs may increase significantly as a result of the negotiations for any new labor agreement. Future disputes with and labor concessions to the Company’s employees could have a material adverse effect upon its results of operations and financial position.

The inability to hire and retain qualified employees may hinder our growth.

The ability to provide high-quality products and services depends in part on the Company’s ability to hire and retain skilled personnel in the areas of management, product engineering, servicing and sales. Competition for such personnel is intense and competitors can be expected to attempt to hire the Company’s skilled employees from time to time. In particular, the Company’s business and results of operations could be materially adversely affected if it is unable to retain the customer relationships and technical expertise provided by the Company’s management team and professional personnel.

Significant competition in the industries in which the Company operates may result in its competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in revenues.

The industries in which the Company operates are highly competitive. The Company competes with other manufacturers and service providers of varying sizes, some of which may have greater financial and technological resources than it does. As an example, barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the trailer market at any time. In the recent past, the manufacturing over-capacity and high leverage of some of our competitors in the trailer industry, along with the bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.

If the Company is unable to compete successfully with other manufacturers and service providers, it could lose customers and its revenues may decline. In addition, competitive pressures in the industry may affect the market prices of the Company’s new and used equipment, which, in turn, may adversely affect its sales margins, results of operations, cash flow and financial condition.

Disruption of our manufacturing operations or management information systems would have an adverse effect or our financial condition and results of operations.

While the Company owns numerous facilities domestically and internationally, its primary manufacturing facilities in and around Lufkin, Texas accounts for a significant percentage of its manufacturing output. An unexpected disruption in the Company’s production at these facilities or in its management information systems for any length of time would have an adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors (continued).

The Company has foreign operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies.

The Company has operations in certain international areas, including parts of the Middle East and South America, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. The Company’s operations may be restricted or prohibited in any country in which these risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact the Company’s results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of our ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

Results of operations could be adversely affected by actions under U.S. trade laws.

Although the Company is a U.S.-based manufacturing and services company, it does own and operate international manufacturing operations that support its U.S.-based business. If actions under U.S. trade laws were instituted that limited the Company’s access to these products, the ability to meet its customer specifications and delivery requirements would be reduced. Any adverse effects on the Company’s ability to import products from its foreign subsidiaries could have a material adverse effect on our results of operations.

The Company is subject to currency exchange rate risk, which could adversely affect its results of operations.

The Company is subject to currency exchange rate risk with debt denominated in U.S. dollars owed to its U.S. entity by its French and Canadian subsidiaries. The Company cannot assure that future currency exchange rate fluctuations will not have an adverse affect on its results of operations.

The Company’s common stock has experienced, and may continue to experience, price volatility.

The trading price of the Company’s common stock has been and may continue to be subject to large fluctuations. The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

•	trends in the Company’s industries and the markets in which it operates;

•	changes in the market price of the products the Company sells;

•	the introduction of new technologies or products by the Company or its competitors;

•	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	changes in laws and regulations; and

•	general economic and competitive conditions.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The Company’s major manufacturing facilities are located in and near Lufkin, Texas are owned in fee and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses. The facilities by segment are:

Oilfield:
Pumping Unit Manufacturing	240,000 sq. ft.
Foundry Operations	687,000 sq. ft.

Power Transmission:
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.
Trailer Manufacturing	388,000 sq. ft.
Corporate Facilities	33,000 sq. ft.

Also, the Company has numerous service centers throughout the U.S. to support the Oil Field, Power Transmission and Trailer segments. The majority of these locations are owned in fee, with some leased. None of these leases qualify as capital leases.

Internationally, the Company also has facilities for the production and servicing of pumping units and power transmission products. The facilities by segment are:

Oilfield (Pumping unit manufacturing and repair):
Nisku, Alberta, Canada	66,000 sq. ft.
Comodora Rivadia, Argentina	125,000 sq. ft.

Power Transmission (New unit manufacturing and repair):
Fougerolles, France	377,000 sq. ft.

Also, the Company has several international service centers to support the Oil Field segment. The majority of these locations are owned in fee, with some leased. None of these leases qualify as capital leases.

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

Item 3.	Legal Proceedings (continued)

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On January 26, 2006, the Court of Appeals notified the parties that the case had been docketed and a decision is expected before the end of 2006. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

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

Common Stock Information

The Company’s common stock is traded on the NASDAQ Stock Market (National Market) under the symbol “LUFK.” References to the Company’s common stock herein include the associated common stock purchase rights issued under the Company’s Rights Agreement. See Note 12 to the Consolidated Financial Statements for a discussion of the Rights Agreement. As of February 28, 2006, there were approximately 481 record holders of its common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2005 and 2004, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

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

	2005			2004
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend
First	$24.145	$17.500	$0.09	$16.475	$14.065	$0.09
Second	36.230	24.045	0.09	17.235	13.750	0.09
Third	51.900	35.050	0.09	18.745	15.425	0.09
Fourth	56.570	33.960	0.11	20.875	16.610	0.09

The Company has paid cash dividends for 66 consecutive years. Total dividend payments were $5.5 million, $4.9 million and $4.7 million in 2005, 2004 and 2003, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (c)	797,720	$18.35	485,622
Equity compensation plans not approved by security holders	—	—	—

Total	797,720	$18.35	485,622

2,200,000 shares were authorized for issuance pursuant to the 1990 Stock Option Plan, 300,000 shares were authorized for issuance pursuant to the 1996 Nonemployee Director Stock Option Plan and 1,800,000 shares were authorized for issuance pursuant to the Incentive Stock Compensation Plan 2000. Awards may be granted pursuant to the Incentive Stock Compensation Plan 2000 include options, restricted stock, performance awards, phantom shares, bonus shares and other stock-based awards.

Item 6.	Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. The following information may not be deemed indicative of our future operating results.

(In millions, except per share data)	2005	2004	2003	2002	2001
Sales	$492.2	$356.3	$262.3	$228.7	$278.9
Net earnings	44.5	14.4	9.7	8.5	19.5
Net earnings per share:
Basic	3.10	1.06	0.74	0.65	1.56
Diluted	3.03	1.04	0.73	0.63	1.52
Total assets	359.8	300.3	263.7	248.4	246.1
Long-term notes payable, net of current	0.0	0.0	0.0	0.2	0.3
Cash dividends per share	0.38	0.36	0.36	0.36	0.36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

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

In addition, in 2003 the Company expanded its Power Transmission capabilities through a new gear repair facility in Alabama that will service the Southeast U.S. and through new high-speed gearbox manufacturing capabilities in its French operation. In 2004 and 2005, the Company continued to expand its gear repair network by opening facilities in various locations in the US and Canada. Capital investments targeting cost reductions and shorter manufacturing lead times are also being made in the Power Transmission segment.

Trends/Outlook

Oilfield

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced in 2004 and 2005 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. Demand levels experienced in the second half of 2005 are expected to continue throughout 2006, assuming energy prices stay at recent levels.

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal and power generation in response to higher global energy prices. These market trends should continue throughout 2006 assuming energy prices stay at recent levels.

Trailer

The Company primarily sells its products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004 and 2005, the freight market improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. Recent flatbed and dump trailer demand has increased significantly from the home and road construction markets and the rebuilding effort from the 2005 hurricanes.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the year ended December 31, 2005, increased to $492.2 million from $356.3 million for the year ended December 31, 2004, or 38.1%. Sales for 2003 were $262.3 million. This growth in 2005 was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. Additional segment data on sales is provided later in this section.

Gross margin for the year ended December 31, 2005, increased to 23.0% from 17.4% for the year ended December 31, 2004, and 19.8% for year ended December 31, 2003. This overall gross margin improvement was primarily due to price increases in 2004 and 2005 to compensate for the increased raw material prices experienced by all segments in 2004 and the benefit of higher production volumes on fixed cost coverage. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but net earnings also benefited from leverage on selling, general and administrative expenses. The Company reported net earnings of $44.5 million or $3.03 per share (diluted) for the year ended December 31, 2005, compared to net earnings of $14.4 million or $1.04 per share (diluted)

for the year ended December 31, 2004. Net income of $9.7 million or $0.73 per share (diluted) was reported for the year ended December 31, 2003.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% for December 31, 2005, December 31, 2004 and December 31, 2003. Short-term debt was $0.3 million at December 31, 2005, down from $2.0 million at December 31, 2004. Cash balances at December 31, 2005, were $25.8 million, up from $17.1 million at December 31, 2004, due to higher net earnings offsetting increased capital expenditures and working capital growth.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

Year Ended December 31,	2005	2004	$ Increase (Decrease)	% Increase (Decrease)
Sales
Oil Field	$307,075	$216,025	$91,050	42.1
Power Transmission	106,616	79,498	27,118	34.1
Trailer	78,476	60,758	17,718	29.2

Total	$492,167	$356,281	$135,886	38.1

Gross Profit
Oil Field	$76,578	$41,780	$34,798	83.3
Power Transmission	32,300	19,234	13,066	67.9
Trailer	4,463	1,070	3,393	317.1

Total	$113,341	$62,084	$51,257	82.6

Oil Field

Oil Field sales increased to $307.1 million, or 42.1%, for the year ended December 31, 2005, from $216.0 million for the year ended December 31, 2004. The added sales from 2004 acquisitions and the benefit of the stronger Canadian dollar in 2005 contributed 1.8 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 40.3 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2004 and 2005 in response to dramatic raw material price increases experienced in 2004. Oil Field’s backlog increased to $67.5 million as of December 31, 2005, from $61.6 million at December 31, 2004. This backlog increase was from increased bookings of new pumping units in the U.S., Canada and Argentina markets.

Gross margin (gross profit as a percentage of revenue) for the Oil Field segment increased to 24.9% for year ended December 31, 2005, compared to 19.3% for the year ended December 31, 2004, or 5.6 percentage points. During 2004, higher raw material prices, especially steel, and higher fuel prices in the service operations impacted margins. Throughout 2004 and 2005, sales prices were increased to recover these higher material costs, contributing to the improved gross margin in 2005.

Direct selling, general and administrative expenses for Oil Field increased to $12.0 million, or 13.8%, for the year ended December 31, 2005, from $10.5 million for the year ended December 31, 2004, due to higher employee-related expenses in support of increased sales volumes. However, direct selling, general and administrative expenses as a percentage of sales decreased to 3.9% for the year ended December 31, 2005, from 4.9% for the year ended December 31, 2004, from leverage on higher sales volumes.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $106.6 million, or 34.1%, for the year ended December 31, 2005, compared to $79.5 million for the year ended December 31, 2004. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and refining, and low-speed unit sales to the steel and sugar markets. The growth from the new gear repair facilities also contributed to the sales increase. The Company’s Power Transmission backlog at December 31, 2005, increased to $53.3 million from $40.1 million at December 31, 2004, primarily from new high-speed units and gear repair for the reasons noted above.

Gross margin for the Power Transmission segment increased to 30.3% for the year ended December 31, 2005, compared to 24.2% for the year ended December 31, 2004, or 6.1 percentage points. This increase resulted from the favorable impact of higher volumes on plant efficiencies and fixed cost coverage as well as from the benefit of increased selling prices. Also, increased inter-segment production in support of the Oil Field segment provided additional manufacturing volume that contributed to improved gross margins.

Direct selling, general and administrative expenses for Power Transmission increased $1.0 million to $13.5 million, or 8.1%, for the year ended December 31, 2005, from $12.5 million for the year ended December 31, 2004, due to higher employee-related expenses in support of increased sales volumes. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.7% for the year ended December 31, 2005, from 15.7% for the year ended December 31, 2004, from leverage on higher sales volumes.

Trailer

Trailer sales for the year ended December 31, 2005, increased to $78.5 million, or 29.2%, from $60.8 million for the year ended December 31, 2004. This increase resulted from higher sales of all models of new trailers. Freight industry demand has continued to improve due to replacement trailer demand and from increases in freight volume levels. Sales growth in flatbeds was particularly strong due to the introduction of new models and demand from the construction market. Backlog for the Trailer segment increased to $25.5 million at December 31, 2005, compared to $11.5 million at December 31, 2004. The backlog increase was primarily from orders for new van and flatbed trailers for the reasons mentioned above.

Trailer gross margin increased to 5.7% for the year ended December 31, 2005, from 1.8% for the year ended December 31, 2004, or 3.9 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by plant inefficiencies from flatbed and dump trailer production ramp-up and late supplier deliveries.

Direct selling, general and administrative expenses for Trailer increased to $2.8 million for the year ended December 31, 2005, from $2.6 million for the year ended December 31, 2004, from higher bad debt expense associated with an account receivable that had been in dispute. In the fourth quarter of 2005, the dispute was settled and the receivable was converted to a note. However, the note has been fully reserved until the note holder establishes an acceptable credit status. Despite these higher expenses, direct selling, general and administrative expenses as a percentage of sales decreased to 3.6% for the year ended December 31, 2005, from 4.2% for the year ended December 31, 2004, from leverage on higher sales volumes.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $15.9 million, or 15.0%, for the year ended December 31, 2005, from $13.8 million for the year ended December 31, 2004, primarily from higher employee-related and audit expenses.

Investment income, interest expense and other income and expense for the year ended December 31, 2005, totaled $0.1 million of income compared to expense of $0.0 million for the year ended December 31, 2004, due to an increase in investment income.

Pension income, which is reported as a reduction of cost of sales, decreased to $2.1 million for the year ended December 31, 2005, or 38%, compared to $3.4 million for the year ended December 31, 2004. This decrease is due to lower expected returns on plan assets from lowering the expected return rate from 8.5% to 8.0%, from lowering the discount rate from 6.25% to 6.0% for the first nine months of 2005 and to 5.5% for the last three months of 2005 and from higher benefits granted to bargaining employees in the new three-year collective bargaining agreement signed October 2, 2005. Pension income in 2006 is expected to decrease to approximately $1.2 million primarily due to the full-year impact of lowering the discount rate to 5.5% and the higher benefits granted. The expected long-term rate of return on plan assets and the expected rate of compensation rate are not projected to change from 8.0% and 4.25%, respectively.

The effective tax rate for the year ending December 31, 2005, was 35.7% compared to 36.5% for the year ended December 31, 2004, due primarily to the lower percentage impact of permanent differences due to higher pre-tax income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

Year Ended December 31,	2004	2003	$ Increase (Decrease)	% Increase (Decrease)
Sales
Oil Field	$216,025	$144,082	$71,943	49.9
Power Transmission	79,498	74,625	4,873	6.5
Trailer	60,758	43,548	17,210	39.5

Total	$356,281	$262,255	$94,026	35.9

Gross Profit
Oil Field	$41,780	$32,532	$9,248	28.4
Power Transmission	19,234	19,428	(194)	(1.0)
Trailer	1,070	57	1,013	1,777.2

Total	$62,084	$52,017	$10,067	19.4

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

Power Transmission

Sales for the Company’s Power Transmission segment increased to $79.5 million, or 6.5%, for the year ended December 31, 2004, compared to $74.6 million for the year ended December 31, 2003. The benefit of the stronger euro on the sales of the French division contributed 2.0 percentage points of this increase. The net 4.5 percentage points of increase was the result of increased sales from the gear repair expansion in the Southeast U.S. and increased sales of new low speed units to the metal processing and mining industries, partially offset by lower sales of high-speed units to the oil and gas development market from customer project delays and reduced orders for oil pipeline projects. The Company’s Power Transmission backlog at December 31, 2004, increased to $40.1 million from $24.8 million at December 31, 2003. This backlog increase was from increased orders for high-speed units for the power generation market, low-speed units for the metal processing and mining industries and higher orders in the repair sector from the Southeast U.S expansion.

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

Trailer

Trailer sales for the year ended December 31, 2004, increased to $60.8 million, or 39.5%, from $43.5 million for the year ended December 31, 2003. This increase resulted from higher sales of all models of new trailers. Freight industry demand continued to improve due to replacement trailer demand and from increases in freight volume levels. The freight industry delayed new purchases for several years due to poor economic conditions. This increase was partially offset by the 3.4 percentage point impact of the change of strategy, implemented in the second quarter of 2003, of its branch locations to focus primarily on parts sales instead of parts and service. Backlog for the Trailer segment increased to $11.5 million at December 31, 2004, compared to $11.1 million at December 31, 2003. The backlog increase was primarily from orders for new van trailers for the reasons mentioned above.

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

Corporate/Other

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

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2006.

The Company’s cash balance totaled $25.8 million at December 31, 2005, compared to $17.1 million at December 31, 2004. For the year ended December 31, 2005, net cash provided by operating activities was $23.7 million, net cash used in investing activities totaled $16.5 million and net cash provided by financing activities amounted to $1.5 million. Significant components of cash provided by operating activities include net earnings adjusted for non-cash expenses of $52.6 million, offset by a net increase in working capital of $28.9 million. This increase was primarily due to higher inventory and higher accounts receivable, which consumed $20.4 million and $20.6 million, respectively. The inventory increase was primarily due to higher inventory levels in Oil Field and Power Transmission to support higher sales volumes. Accounts receivable increased in Oil Field and Power Transmission primarily from higher sales. Higher taxes payable balances, related to the timing of estimated tax payments, partially offset these items by $14.5 million. Net cash used in investing activities included net capital expenditures totaling $15.6 million and an increase in other assets of $0.8 million. Capital expenditures in 2005 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field segment. Capital expenditures for 2006 are projected to be in the range of $25.0 million to $30.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Significant components of net cash provided by financing activities included repayment of short-term notes payable of $1.5 million, proceeds from the exercise of stock options of $8.6 million and dividend payments of $5.5 million, or $0.38 per share.

Total debt balances at December 31, 2005, consisted of $0.3 million of short-term notes payable. As of December 31, 2005, the Company had no outstanding debt associated with the Bank Facility discussed below and $0.3 million of debt associated with the short-term French credit facility discussed below. Total debt decreased by $1.7 million from short-term note repayments during the year ended December 31, 2005.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility was renewed in the fourth quarter of 2005 and expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2005, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $0.8 million, $26.7 million of borrowing capacity was available at December 31, 2005.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of December 31, 2005, $0.3 million was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors of the Company authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in 2005. As of December 31, 2005, the Company held 399,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at December 31, 2005.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2005. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

		Payments due by period
(Thousands of dollars)	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Operating lease obligations	$2,578	$780	$1,018	$779	$—
Contractual commitments for capital expenditures	6,259	6,259	—	—	—

Total	$8,837	$7,039	$1,018	$779	$—

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2006 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $2.8 million annually, depending on participation levels in these plans.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the Company expects to apply the modified prospective method for the transition and expects the adoption of SFAS 123R to impact net earnings by approximately $1.2 million ($0.08 per diluted share), $0.8 million ($0.05 per diluted share), $0.4 million ($0.03 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007, 2008 and 2009, respectively, for stock options previously granted as of March 15, 2006. Any additional stock options granted in 2006 would increase the impact on net earnings.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company adopted Interpretation 47 and there was no material impact to the Company’s consolidated financial position or results of operations.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in this SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, providing the entity has not yet issued financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS 155 to impact the Company’s consolidated financial position or results of operations.

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

The Company has made significant investments in inventory to service its customers. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. Also, the Company accounts for a significant portion of its inventory under the LIFO method. The LIFO reserve can be impacted by changes in the LIFO layers and by inflation index adjustments. Generally, annual increases in the inflation rate or the FIFO value of inventory cause the value of the LIFO reserve to increase.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2005 results:

(Thousands of dollars)	.25 Percentage Point Increase	.25 Percentage Point Decrease
Effect of change in discount rate on net periodic benefit cost (income)	$(202)	$346
Effect of change in long-term rate of return on plan assets on net periodic benefit cost (income)	$(490)	$490

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to:

•	oil prices;

•	capital spending levels of oil producers;

•	the cyclicality of the trailer industry;

•	availability and prices for raw materials;

•	the inherent dangers and complexities of our operations;

•	uninsured judgments or a rise in insurance premiums;

•	the inability to effectively integrate acquisitions;

•	labor disruptions and increasing labor costs;

•	the availability of qualified and skilled labor;

•	disruption of our operating facilities or management information systems;

•	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;

•	currency exchange rate fluctuations in the markets in which the Company operates;

•	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates;

•	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments; and

•	general industry, political and economic conditions in the markets where the Company’s procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

These and other risks are described in greater detail in “Risk Factors” included elsewhere in this annual report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of December 31, 2005, this inter-company debt was comprised of 0.4 million euros and 7.0 million Canadian dollars. As of December 31, 2005, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2005, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who has audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is included in this section.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lufkin Industries, Inc.

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2006

LUFKIN INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Thousands of dollars, except share and per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$25,822	$17,097
Receivables, net	80,609	61,038
Inventories	74,635	54,637
Deferred income tax assets	4,185	2,447
Other current assets	4,650	1,117

Total current assets	189,901	136,336
Property, plant and equipment, net	92,980	89,555
Prepaid pension costs	62,065	59,950
Goodwill, net	11,495	11,790
Other assets, net	3,354	2,638

Total assets	$359,795	$300,269

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$271	$1,976
Accounts payable	20,794	23,706
Accrued liabilities:
Payroll and benefits	7,946	6,240
Accrued warranty expenses	3,245	2,729
Taxes payable	14,391	5,213
Other	9,626	9,241

Total current liabilities	56,273	49,105
Deferred income tax liabilities	31,049	31,584
Postretirement benefits	11,394	10,648

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par $1 per share; 60,000,000 shares authorized; 15,124,644 and 14,471,598 shares issued and outstanding, respectively	15,125	14,472
Capital in excess of par	31,705	19,488
Retained earnings	216,427	177,374
Treasury stock, 399,278 shares and 491,278 shares, respectively, at cost	(4,124)	(5,075)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,946	2,673

Total shareholders’ equity	261,079	208,932

Total liabilities and shareholders’ equity	$359,795	$300,269

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars, except per share data)

	2005	2004	2003
Sales	$492,167	$356,281	$262,255
Cost of sales	378,826	294,197	210,238

Gross profit	113,341	62,084	52,017
Selling, general and administrative expenses	44,135	39,371	37,544

Operating income	69,206	22,713	14,473
Investment income	563	147	187
Interest expense	(159)	(139)	(125)
Other income (expense), net	(335)	(17)	1,171

Earnings before income taxes	69,275	22,704	15,706
Income tax provision	24,731	8,287	5,968

Net earnings	$44,544	$14,417	$9,738

Net earnings per share:
Basic	$3.10	$1.06	$0.74
Diluted	$3.03	$1.04	$0.73

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

& COMPREHENSIVE INCOME

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars, except share and per share data)

	Common Stock		Capital In Excess Of Par	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Comprehensive Income (Loss)
	Shares	Amount
Balance, Dec. 31, 2002	13,784,762	$13,785	$11,585	$162,838	$(7,524)	$(1,734)
Comprehensive income:
Net earnings				9,738			$9,738
Other comprehensive income, net of tax
Foreign currency translation adjustment						2,940	2,940

Comprehensive income							12,678

Cash dividends, $.36 per share				(4,714)
Treasury stock purchases (3,000 shares)					(31)
Exercise of stock options (129,924 treasury shares)			3		1,311

Balance, Dec. 31, 2003	13,784,762	13,785	11,588	167,862	(6,244)	1,206
Comprehensive income:
Net earnings				14,417			14,417
Other comprehensive income, net of tax
Foreign currency translation adjustment						1,467	1,467

Comprehensive income							15,884

Cash dividends, $.36 per share				(4,905)
Exercise of stock options (113,200 treasury shares)	687,196	687	7,900		1,169

Balance, Dec. 31, 2004	14,471,958	14,472	19,488	177,374	(5,075)	2,673
Comprehensive income:
Net earnings				44,544			44,544
Other comprehensive income, net of tax
Foreign currency translation adjustment						(727)	(727)

Comprehensive income							$43,817

Cash dividends, $.38 per share				(5,491)
Exercise of stock options (92,000 treasury shares)	652,686	653	12,217		951

Balance, Dec. 31, 2005	15,124,644	$15,125	$31,705	$216,427	$(4,124)	$1,946

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$44,544	$14,417	$9,738
Adjustments to reconcile net earnings to net cash Provided by operating activities:
Depreciation and amortization	11,376	11,823	11,653
Deferred income tax provision	(2,041)	3,146	2,153
Pension income	(2,115)	(3,387)	(1,843)
Postretirement benefits	747	4	(313)
(Gain) loss on disposition of property, plant and equipment	92	(59)	(1,018)
Increase (decrease) in cash flows from changes in working capital excluding effects of acquisitions:
Receivables, net	(19,905)	(17,396)	(5,165)
Income taxes receivable	—	—	47
Inventories	(20,360)	(14,308)	(3,102)
Other current assets	(3,533)	(20)	(354)
Accounts payable	(2,367)	9,158	177
Accrued liabilities	17,242	2,967	1,544

Net cash provided by operating activities	23,680	6,345	13,517

Cash flows from investing activities:
Additions to property, plant and equipment	(15,803)	(11,723)	(13,006)
Proceeds from disposition of property, plant and equipment	187	229	1,212
Acquisition of other companies	(3)	(313)	(5,798)
Increase in other assets, net	(833)	(380)	(859)

Net cash used in investing activities	(16,452)	(12,187)	(18,451)

Cash flows from financing activities:
Proceeds from (payments of) short-term debt, net	(1,530)	1,474	493
Payments of long-term notes payable	—	(193)	(260)
Dividends paid	(5,491)	(4,905)	(4,714)
Proceeds from exercise of stock options	8,564	7,543	1,179
Purchases of treasury stock	—	—	(31)

Net cash provided by (used in) financing activities	1,543	3,919	(3,333)

Effect of translation on cash and cash equivalents	(46)	(388)	67

Net increase (decrease) in cash and cash equivalents	8,725	(2,311)	(8,200)
Cash and cash equivalents at beginning of year	17,097	19,408	27,608

Cash and cash equivalents at end of year	$25,822	$17,097	$19,408

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

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

Accounts & Notes Receivable and Allowance for Doubtful Accounts: Accounts and notes receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any specific customer issues that the Company has identified. Uncollected receivables are generally reserved before being past due over one year or when the Company has determined that the balance will not be collected.

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

Goodwill and other intangible assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill and intangible asserts with indefinite lives and requires that such assets be tested for impairment at least annually. During the first quarter of 2005, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: Deferred income tax assets or liabilities are recorded based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. See Note 7 for more detail.

Financial instruments: The Company’s financial instruments include cash, accounts receivable, accounts payable and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, as of the quarter ended March 31, 2001. These statements establish accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded on the balance sheet as either an asset or a liability measured at its fair value. As of December 31, 2005, the Company had no reportable derivatives.

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

		2005	2004	2003
Net earnings, as reported		$44,544	$14,417	$9,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,213)	(838)	(740)
Pro forma net earnings		$43,331	$13,579	$8,998
Earnings per share:
Basic earnings per share	As reported	$3.10	$1.06	$0.74
	Pro forma	$3.02	$1.00	$0.69
Diluted earnings per share	As reported	$3.03	$2.04	$0.73
	Pro forma	$2.95	$0.98	$0.68

The effects of applying SFAS No. 123 to the pro forma disclosure amounts may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005 Grants	2004 Grants	2003 Grants
Expected dividend yield	0.75% - 1.75%	1.95% - 2.35%	2.96% - 3.28%
Expected stock price volatility	38.62% - 44.14%	38.78% - 38.82%	37.23% - 38.68%
Risk free interest rate	4.04% - 4.47%	4.10% - 4.57%	3.69% - 4.46%
Expected life of options	5-8 years	10 years	10 years

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. As noted in the Company’s significant accounting policies, the Company does not record compensation expense for stock-based compensation. Although the Company continues to evaluate SFAS 123R and related transition matters, the Company expects to apply the modified prospective method for the transition and expects the adoption of SFAS 123R to impact net earnings by approximately $1.2 million ($0.08 per diluted share), $0.8 million ($0.05 per diluted share), $0.4 million ($0.03 per diluted share) and $0.02 million ($0.01 per diluted share) for the years ending December 31, 2006, 2007, 2008 and 2009, respectively, for stock options previously granted as of March 15, 2006. Any additional stock options granted in 2006 would increase the impact on net earnings.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“Interpretation 47”), “Accounting for Conditional Asset Retirement Obligations,” Interpretation 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If the liability’s fair value cannot be reasonably estimated, that fact and the reasons shall be disclosed. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). An entity shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company adopted Interpretation 47 and there was no material impact to the Company’s consolidated financial position or results of operations.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in this SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, providing the entity has not yet issued financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS 155 to impact the Company’s consolidated financial position or results of operations.

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

(3) Receivables

The following is a summary of the Company’s receivable balances:

(Thousands of dollars)	2005	2004
Accounts receivable	$80,602	$60,214
Notes receivable	516	32
Other receivables	250	968

	81,368	61,214
Allowance for doubtful accounts receivable	(263)	(176)
Allowance for doubtful notes receivable	(496)	—

Net receivables	$80,609	$61,038

Bad debt expense related to receivables was $0.5 million, $0.3 million and $0.1 million in 2005, 2004 and 2003, respectively.

(4) Other Current Accrued Liabilities

The following is a summary of the Company’s other current accrued liabilities balances:

(Thousands of dollars)	2005	2004
Customer prepayments	$3,245	$3,124
Deferred compensation plans	4,811	3,831
Other accrued liabilities	1,570	2,286

Total other current accrued liabilities	$9,626	$9,241

(5) Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances:

(Thousands of dollars)	2005	2004
Land	$3,219	$3,231
Land improvements	7,829	7,042
Buildings	70,752	69,232
Machinery and equipment	195,730	187,741
Furniture and fixtures	4,076	4,095
Computer equipment and software	13,468	12,959

Total property, plant and equipment	295,074	284,300
Less accumulated depreciation	(202,094)	(194,745)

Total property, plant and equipment, net	$92,980	$89,555

Depreciation expense related to property, plant and equipment was $11.7 million, $11.7 million and $11.6 million in 2005, 2004 and 2003, respectively.

(6) Earnings per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2005, 2004 and 2003 is illustrated below:

(Thousands of dollars, except share and per share data)	2005	2004	2003
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$44,544	$14,417	$9,738

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,369,934	13,570,340	13,084,872
Effect of dilutive securities: employee stock options	315,922	349,770	210,760

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	14,685,856	13,920,110	13,295,632

Basic earnings per share	$3.10	$1.06	$0.74

Diluted earnings per share	$3.03	$1.04	$0.73

Options to purchase a total of 86,500, 182,796 and 844,626 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2005, 2004 and 2003, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(7) Income Taxes

Earnings before income taxes for 2005, 2004 and 2003 consisted of the following:

(Thousands of dollars)	2005	2004	2003
Domestic	$60,103	$19,818	$12,258
Foreign	9,172	2,886	3,448

Total earnings before income taxes	$69,275	$22,704	$15,706

The income tax provision for 2005, 2004 and 2003 consisted of the following:

(Thousands of dollars)	2005	2004	2003
Current:
U.S. federal and state income taxes	$23,972	$6,811	$2,753
Foreign	2,777	1,599	752

Total current	26,749	8,410	3,505
Deferred:
U.S. federal and state income taxes	(1,647)	8	1,996
Foreign	(371)	(131)	467

Total deferred	(2,018)	(123)	2,463

Total	$24,731	$8,287	$5,968

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2005	2004	2003
Tax provision computed at statutory rate	$24,246	$7,947	$5,497
Tax effect of:
Expenses for which no benefit was realized	237	160	114
Change in effective state tax rate	—	—	411
State taxes net of federal benefit	1,663	472	225
Benefit of export incentives	(677)	(504)	(347)
Benefit of manufacturing deduction	(439)	—	—
Other, net	(299)	212	68

Provision for income taxes	$24,731	$8,287	$5,968

(7) Income Taxes (continued)

Cash payments for income taxes totaled $12.4 million, $6.5 million and $2.3 million for 2005, 2004 and 2003, respectively.

Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)	2005	2004
Current deferred income tax assets
Gross assets	$4,634	$6,549
Gross liabilities	(449)	(4,102)

Total current deferred income tax assets, net	4,185	2,447

Noncurrent deferred income tax liabilities
Gross assets	4,311	12,469
Gross liabilities	(35,360)	(44,053)

Total noncurrent deferred income tax liabilities, net	(31,049)	(31,584)

Net deferred income tax liabilities	$(26,864)	$(29,137)

In 2004, noncurrent deferred income tax liabilities of $891,000 related to 2003 purchase accounting entries for the Argentina acquisition booked were reclassified to other balance sheet accounts as part of the fair value allocation and did not impact the income tax provision.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)	2005	2004
Inventories	$1,623	$(701)
Prepaid pension costs	(21,975)	(21,406)
Payroll and benefits	1,051	932
Accrued warranty expenses	906	915
Postretirement benefits	4,284	4,003
Prepaid expenses	(403)	(433)
Depreciation	(11,099)	(13,676)
Accrued liabilities	729	2,261
Other, net	(1,980)	(1,032)

Net deferred income tax liabilities	$(26,864)	$(29,137)

(8) Inventories

Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2005	2004
Gross inventories @ FIFO:
Finished goods	$5,647	$7,770
Work in process	17,664	10,604
Raw materials & component parts	77,039	58,399

Total gross inventories @ FIFO	100,350	76,773

Less reserves:
LIFO	24,544	20,985
Valuation	1,171	1,151

Total inventories as reported	$74,635	$54,637

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $75.6 million and $57.3 million at December 31, 2005 and 2004, respectively.

(9) Goodwill & Acquired Intangible Assets

Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

Acquired Intangible Assets

(Thousands of dollars)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-Compete Agreements
As of December 31, 2004	$500	$(108)
As of December 31, 2005	$516	$(215)
Unamortized intangible assets:
None
Aggregate Amortization Expense:
For the year ended 12/31/03	$46
For the year ended 12/31/04	$93
For the year ended 12/31/05	$99
Estimated Amortization Expense:
For the year ended 12/31/06	$103
For the year ended 12/31/07	$103
For the year ended 12/31/08	$95
For the year ended 12/31/09	$—
For the year ended 12/31/10	$—

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. Expenses related to these non-compete agreements were $75,000, $79,000 and $81,000 for the years 2005, 2004 and 2003, respectively. Estimated expenses for these agreements are $75,000 for 2006 and $44,000 in 2007.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

(Thousands of dollars)	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/04	$9,427	$2,363	$—	$11,790
Goodwill acquired during year	3	—	—	3
Foreign currency translation	2	(300)	—	(298)

Balance as of 12/31/05	$9,432	$2,063	$—	$11,495

Goodwill impairment tests were performed in the first quarter of 2005 and no impairment losses were recorded.

(10) Debt Obligations

During the fourth quarter of 2005, the Company renewed its $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit for an additional three years. The Bank Facility expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. The Bank Facility includes customary affirmative and negative covenants, including a minimum tangible net worth, a maximum leverage ratio and a minimum current ratio. As of December 31, 2005, no amounts were outstanding of the $27.5 million of the revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility. Deducting outstanding letters of credit of $0.8 million, $26.7 million of borrowing capacity was available at December 31, 2005.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of December 31, 2005, $0.3 million was outstanding under this borrowing arrangement.

The Company’s had no long-term notes payable at December 31, 2005 and 2004.

Cash payments for interest totaled $37,000, $17,000, $13,000 in 2005, 2004 and 2003, respectively.

(11) Stock Option Plans

The Company has three stock option plans. The 2000 plan for employees and the 1996 plan for non-employee directors currently provide for the granting of options to outside directors and key employees to purchase an aggregate of not more than 2,100,000 shares of the Company’s common stock at fair market value on the date of grant. Options become exercisable from the initial grant date to four years after the grant date. The options expire ten years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plans. The 1990 plan, which originally was authorized to grant 2,200,000 options, will remain in effect until all awards granted under this plan have been satisfied or expire. As of December 31, 2005, 39,600 options remained outstanding and exercisable from the 1990 plan.

The following table summarizes activity under the Company’s stock option plans:

	2005	2004	2003
Options outstanding, beginning of year	1,392,444	2,117,828	1,926,096
Granted (per share)
2003 ($10.960 to $12.875)			358,406
2004 ($15.300 to $18.500)		234,862
2005 ($20.620 to $48.040)	155,058
Exercised (per share)
2003 ($10.000 to $11.375)			(129,924)
2004 ($ 7.000 to $19.000)		(800,396)
2005 ($ 7.000 to $19.000)	(744,686)
Forfeited (per share)
2003 ($ 7.000 to $19.000)			(36,750)
2004 ($ 7.000 to $19.000)		(159,850)
2005 ($17.625 to $19.938)	(5,096)

Options outstanding, end of year	797,720	1,392,444	2,117,828

(11) Stock Option Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price	Number Exercisable at 12/31/05	Wtd. Avg. Contractual Remaining Life	Wtd. Avg. Exercise Price
$7.000-$11.285	52,000	4.5 years	$8.95	52,000	4.5 years	$8.95
$12.155-$15.300	426,962	7.3 years	$13.06	239,041	7.1 years	$13.30
$16.025-$20.620	218,258	8.3 years	$18.86	68,936	7.0 years	$18.54
$30.650-$48.040	100,500	9.7 years	$44.60	24,000	9.4 years	$37.90

$7.000-$48.040	797,720	7.7 years	$18.35	383,977	6.9 years	$15.19

Options granted during 2005 had a weighted average fair value of $15.16 per option and a weighted average exercise price of $36.16 per option, options granted during 2004 had a weighted average fair value of $7.29 per option and a weighted average exercise price of $17.38 per option and options granted during 2003 had a weighted average fair value of $4.26 per option and a weighted average exercise price of $11.80 per option. At December 31, 2005, 485,622 options authorized remained available to be granted. Additional information on stock-based compensation is provided in Footnote 1.

(12) Stock Repurchase Plan

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors of the Company authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in 2005. As of December 31, 2005, the Company held 399,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at December 31, 2005.

(13) Capital Stock

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

The Company is also authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2005, no shares of preferred stock had been issued.

(14) Retirement Benefits

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

(14) Retirement Benefits (Continued)

The Company also has qualified defined contribution retirement plans covering substantially all of its employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 6% (in 1% increments), which is not subject to match by the Company. All obligations of the Company are funded through December 31, 2005. The Company’s expense for these plans totaled $2.1 million, $2.2 million and $1.9 million in 2005, 2004 and 2003, respectively.

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

In November 2005, the qualified pension plan was changed due to the higher benefits granted to bargaining employees in the new three-year collective bargaining agreement signed on October 2, 2005.

Obligations and Funded Status At December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$157,353	$148,476	$11,865	$11,781
Service cost	4,769	4,063	280	220
Interest cost	9,421	8,931	704	677
Plan participants’ contributions	—	—	1,213	1,449
Plan change	3,653	—	—	—
Actuarial loss (gain)	11,562	2,974	527	80
Benefits paid	(7,247)	(7,091)	(1,502)	(2,342)

Benefit obligation at end of year	179,511	157,353	13,087	11,865
Change in plan assets
Fair value of plan assets at beginning of year	200,373	189,370	—	—
Actual return on plan assets	16,434	18,094	—	—
Employer contribution	—	—	—	—
Plan participants’ contributions	—	—	—	—
Benefits paid	(7,247)	(7,091)	—	—

Fair value of plan assets at end of year	209,560	200,373	—	—

Funded (unfunded) status	30,049	43,020	(13,087)	(11,865)
Unrecognized net actuarial loss (gain)	26,667	15,786	1,693	1,217
Unrecognized prior service cost (benefit)	7,840	4,561	—	—
Unrecognized net transition asset	(2,491)	(3,417)	—	—

Net amount recognized	$62,065	$59,950	$(11,394)	$(10,648)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2005	2004	2005	2004
Prepaid pension costs	$62,065	$59,950	$—	$—
Postretirement benefits	—	—	(11,394)	(10,648)

Net amount recognized	$62,065	$59,950	$(11,394)	$(10,648)

(14) Retirement Benefits (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $164.9 million and $146.1 million at December 31, 2005, and 2004, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
(Thousands of dollars)	2005	2004	2005	2004
Service cost	$4,769	$4,063	$280	$220
Interest cost	9,421	8,931	704	677
Expected return on plan assets	(15,887)	(15,766)	—	—
Amortization of prior service cost	374	311	52	—
Amortization of unrecognized net (gain) loss	134	—	—	—
Amortization of unrecognized transition asset	(926)	(926)	—	—

Net periodic benefit cost (income)	$(2,115)	$(3,387)	$1,036	$897

Additional Information

	Pension Benefits		Other Benefits
(Thousands of dollars)	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income	$—	$—	$—	$—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.50%	6.00%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.00%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

For 2005, the Company assumed a long-term asset rate of return of 8.00%. In developing the 8.00% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 14-year compounded return (period ended December 31, 2004), which were in-line to higher than the Company’s long-term rate of return assumption.

(14) Retirement Benefits (Continued)

Assumed health care cost trend rates at

December 31

Since the Company’s costs for the retiree medical was fixed as of January 1, 1997, no health care cost inflation has been assumed.

	2005	2004
Health care cost trend rate assumed for next year	0.00%	0.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	0.00%	0.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. However, since the Company’s costs for the retiree medical was fixed as of January 1, 1997, the 1% change in medical trend assumptions do not have any impact on the plan’s service cost, interest cost or benefit obligation.

(Thousands of dollars)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$—	$—

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Target Allocation	Plan Assets At December 31,
	2006	2005	2004
Equity securities	40% - 70%	60%	60%
Debt securities	30% - 60%	28%	31%
Real estate / Other	0% - 15%	12%	9%

Total		100%	100%

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, international equities, fixed income and real estate.

No equity or debt securities of the Company were held by the plan at December 31, 2005, or 2004.

The postretirement benefit plan of the Company is unfunded and thus had no plan assets as of December 31, 2005, and 2004.

Cash Flows

Contributions

The Company does not expect to make any contributions to the pension plan in 2006 and expects to make contributions of $325,000 to its other postretirement plan in 2006.

(14) Retirement Benefits (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

(Thousands of dollars)	Pension Benefits	Other Benefits
2006	$8,248	$974
2007	8,817	981
2008	9,238	985
2009	9,824	995
2010	10,418	1,007
2011 - 2015	61,782	5,245

(15) Commitments and Contingencies

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On January 26, 2006, the Court of Appeals notified the parties that the case had been docketed and a decision is expected before the end of 2006. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

(15) Commitments and Contingencies (continued)

Product warranties: The change in the aggregate product warranty liability for the year ended December 31, 2005, is as follows:

(Thousands of dollars)
Beginning balance	$2,729
Claims paid	(3,078)
Additional warranties issued	3,452
Revisions in estimates	173
Currency	(31)

Ending Balance	$3,245

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)
2006	$536
2007	533
2008	484
2009	450
2010	330
All Years	$2,364

(16) Business Segment Information

The Company operates with three business segments—Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. The accounting policies of the segments are the same as those described in the summary of major accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. Sales by geographic region are determined by the shipping destination of a product or the site of service work. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The following is a summary of key business segment and product group information:

(Thousands of dollars)	2005	2004	2003
Sales:
Oil Field	$307,075	$216,025	$144,802
Power Transmission	106,616	79,498	74,625
Trailer	78,476	60,758	43,548

Total sales	$492,167	$356,281	$262,255

Sales by geographic region:
United States	$355,631	$262,606	$175,631
Europe	28,552	15,278	23,506
Canada	34,140	19,544	12,619
Latin America	51,346	43,349	33,052
Other	22,498	15,504	17,447

Total sales	$492,167	$356,281	$262,255

Earnings (loss) before income taxes:
Oil Field	$57,659	$25,089	$17,657
Power Transmission	13,492	2,332	2,748
Trailer	(2,454)	(5,079)	(5,879)
Corporate	578	362	1,180

Total earnings (loss) before income taxes	$69,275	$22,704	$15,706

Assets:
Oil Field	$184,330	$154,315	$130,513
Power Transmission	87,485	75,562	70,230
Trailer	39,433	38,346	28,831
Corporate	48,547	32,046	34,082

Total assets	$359,795	$300,269	$263,656

Property, plant & equipment, net, by geographic region:
United States	$70,017	$70,290	$74,257
Europe	6,948	8,483	8,755
Canada	7,309	5,746	3,079
Latin America	8,582	4,867	2,790
Other	124	169	119

Total P, P & E, net, by geographic region	$92,980	$89,555	$89,000

Capital expenditures:
Oil Field	$11,815	$9,274	$3,286
Power Transmission	2,668	2,095	2,438
Trailer	523	158	170
Corporate	797	196	7,112

Total capital expenditures	$15,803	$11,723	$13,006

Depreciation/Amortization:
Oil Field	$6,257	$5,627	$5,146
Power Transmission	3,662	4,353	4,578
Trailer	490	481	529
Corporate	968	1,363	1,400

Total depreciation/amortization	$11,377	$11,824	$11,653

(16) Business Segment Information (Continued)

Additional key segment information is presented below:

For the Year Ended December 31, 2005

(Thousands of dollars)
	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$312,803	$112,527	$78,480	$—	$503,810
Inter-segment sales	(5,728)	(5,911)	(4)	—	(11,643)

Net sales	$307,075	$106,616	$78,476	$—	$492,167

Operating income (loss)	$58,037	$13,621	$(2,452)	$—	$69,206
Other income (expense)	(378)	(129)	(2)	578	69

Earnings (loss) before tax provision	$57,659	$13,492	$(2,454)	$578	$69,275

For the Year Ended December 31, 2004

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$218,056	$81,622	$60,790	$—	$360,468
Inter-segment sales	(2,031)	(2,124)	(32)	—	(4,187)

Net sales	$216,025	$79,498	$60,758	$—	$356,281

Operating income (loss)	$25,545	$2,243	$(5,075)	$—	$22,713
Other income (expense)	(456)	89	(4)	362	(9)

Earnings (loss) before tax provision	$25,089	$2,332	$(5,079)	$362	$22,704

For the Year Ended December 31, 2003

	Oil Field	Power Transmission	Trailer	Corporate	Total
Gross sales	$145,522	$76,282	$43,603	$—	$265,407
Inter-segment sales	(1,440)	(1,657)	(55)	—	(3,152)

Net sales	$144,082	$74,625	$43,548	$—	$262,255

Operating income (loss)	$17,852	$2,567	$(5,946)	$—	$14,473
Other income (expense)	(195)	181	67	1,180	1,233

Earnings (loss) before tax provision	$17,657	$2,748	$(5,879)	$1,180	$15,706

(17) Concentrations of Credit Risk

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

(18) Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for 2005 and 2004:

Quarterly Financial Data (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$101.4	$121.7	$123.7	$145.4
Gross profit	22.4	28.0	28.4	34.5
Net earnings	7.4	10.4	11.3	15.4
Basic earnings per share	0.53	0.73	0.78	1.05
Diluted earnings per share	0.52	0.71	0.76	1.03
2004
Sales	$68.6	$84.5	$95.8	$107.4
Gross profit	12.0	15.1	17.0	18.0
Net earnings	1.7	3.5	4.9	4.3
Basic earnings per share	0.13	0.26	0.36	0.31
Diluted earnings per share	0.13	0.25	0.35	0.31

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the section “Company Information” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2005. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in the section “Company Information” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, entitled the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all its senior financial officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer, to adhere to the Code of Ethics for Senior Financial Officers of the Company in addressing the legal and ethical issues encountered in conducting their work. The Company has also adopted a written Corporate Code of Conduct applicable to all salaried employees of the Company, including the senior financial officers. The Company has made available to stockholders the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct on its website at www.lufkin.com or a copy can be obtained by writing to the Company Secretary, P.O. Box 849, Lufkin, Texas 75902. Any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct will be disclosed in a current report on Form 8-K within four business days of such amendment or waiver as required by the Marketplace Rules of the Nasdaq Stock Market, Inc..

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 related to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Item 5 of this report and is incorporated in Item 12 of this report by reference.

Item 13.	Certain Relationships and Related Transactions

During 2005, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13.

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

3.	Exhibits

(3.1)	Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to Lufkin Industries, Inc.’s (the “Company”) registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(3.2)	Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)	Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(4.1)	Form of Common Stock Certificate, included as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(4.2)	Rights Agreement, dated as of May 15, 1996, between the Company and Lufkin National Bank, as rights agent, included as Exhibit 1 to Form 8-A (File No. 0-02612) of the Company filed May 15, 1996, which exhibit is incorporated herein by reference.

*(10.1)	1990 Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

*(10.2)	1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

*(10.3)	Incentive Stock Compensation Plan 2000, included as Exhibit 4.4 to the Company’s registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(10.4)	Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto, included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules (Continued)

(10.5)	Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.6)	Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit to the Company’s quarterly report on 10.3 Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.7)	Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.8)	Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.9)	Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.10)	Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.11)	Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.12)	Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.13)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.2 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.14)	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, included as Exhibit 10.10 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.15)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.16)	Lufkin Industries, Inc. 2006 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 14, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.17)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules (Continued)

*(10.18)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.19)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.20)	Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.21)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.22)	Amended and Restated Employment Agreement, dated January 1, 1995, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.23)	Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith.

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Section 1350 Certification of the Chief Executive Officer certification

(32.2)	Section 1350 Certification of the Chief Financial Officer certification

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

Lufkin Industries, Inc.

Valuation & Qualifying Accounts

(in thousands of dollars)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Description		Charged To Expense	Charged to Other Accounts
Allowance for Doubtful Receivables:
Year Ended December 31, 2005	$176	510	—	(73)	$759
Year Ended December 31, 2004	291	272	—	387	176
Year Ended December 31, 2003	$240	156	66	171	$291

Inventory: Valuation Reserves:
Year Ended December 31, 2005	$1,151	207	—	187	$1,171
Year Ended December 31, 2004	1,615	(195)	—	269	1,151
Year Ended December 31, 2003	$725	268	690	68	$1,615

Inventory: LIFO Reserves:
Year Ended December 31, 2005	$20,985	3,559	—	—	$24,544
Year Ended December 31, 2004	17,778	3,207	—	—	20,985
Year Ended December 31, 2003	$17,682	96	—	—	$17,778

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY	/s/ R. D. Leslie
R. D. Leslie
Vice President/Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ D. V. Smith D. V. Smith	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

By	/s/ R. D. Leslie R. D. Leslie	Vice President/Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

By	/s/ J. F. Anderson J.F. Anderson	Director	March 15, 2006

By	/s/ S. V. Baer S. V. Baer	Director	March 15, 2006

By	/s/ S. W. Henderson, III S. W. Henderson, III	Director	March 15, 2006

By	/s/ J. T. Jongebloed J. T. Jongebloed	Director	March 15, 2006

By	/s/ J. H. Lollar J. H. Lollar	Director	March 15, 2006

By	/s/ B. H. O’Neal B. H. O’Neal	Director	March 15, 2006

By	/s/ H. J. Trout, Jr. H. J. Trout, Jr.	Director	March 15, 2006

By	/s/ T. E. Wiener T. E. Wiener	Director	March 15, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
(3.1)	Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to Lufkin Industries, Inc.’s (the “Company”) registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(3.3)	Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

(3.3)	Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(4.1)	Form of Common Stock Certificate, included as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(4.2)	Rights Agreement, dated as of May 15, 1996, between the Company and Lufkin National Bank, as rights agent, included as Exhibit 1 to Form 8-A (File No. 0-02612) of the Company filed May 15, 1996, which exhibit is incorporated herein by reference.

*(10.1)	1990 Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.

*(10.2)	1996 Nonemployee Director Stock Option Plan was included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

*(10.3)	Incentive Stock Compensation Plan 2000 was included as Exhibit 4.4 to the Company’s registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

(10.4)	Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto, included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.5)	Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.6)	Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.7)	Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.8)	Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
*(10.9)	Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.10)	Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.11)	Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.12)	Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.13)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.2 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.14)	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, included as Exhibit 10.10 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.15)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.16)	Lufkin Industries, Inc. 2006 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 14, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.17)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.18)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.19)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.20)	Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
*(10.21)	Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.22)	Amended and Restated Employment Agreement, dated January 1, 1995, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(10.23)	Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith.

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Section 1350 Certification of the Chief Executive Officer certification

(32.2)	Section 1350 Certification of the Chief Financial Officer certification

*	Management contract or compensatory plan or arrangement.