Form 10-Q
period 2006-03-31
LUFKIN INDUSTRIES INC
filed 2006-05-10
CIK 60849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

There were 14,797,066 shares of Common Stock, $1.00 par value per share, outstanding as of May 4, 2006, not including 399,278 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LUFKIN INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$40,150	$25,822
Receivables, net	70,814	80,609
Inventories	84,944	74,635
Deferred income tax assets	4,454	4,185
Other current assets	2,309	4,650

Total current assets	202,671	189,901

Property, plant and equipment, net	96,161	92,980
Prepaid pension costs	62,372	62,065
Goodwill, net	11,544	11,495
Other assets, net	3,615	3,354

Total assets	$376,363	$359,795

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$44	$271
Accounts payable	25,527	20,794
Accrued liabilities:
Payroll and benefits	6,967	7,946
Accrued warranty expenses	3,531	3,245
Taxes payable	11,392	14,391
Other	9,053	9,626

Total current liabilities	56,514	56,273

Deferred income tax liabilities	31,933	31,049
Postretirement benefits	11,582	11,394

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par $1 per share; 60,000,000 shares authorized; 15,155,569 and 15,124,644 shares issued and outstanding, respectively	15,156	15,125
Capital in excess of par	33,260	31,705
Retained earnings	229,970	216,427
Treasury stock, 399,278 shares and 399,278 shares, respectively, at cost	(4,124)	(4,124)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,072	1,946

Total shareholders’ equity	276,334	261,079

Total liabilities and shareholders’ equity	$376,363	$359,795

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2006	2005
Sales	$133,389	$101,388
Cost of sales	97,949	78,936

Gross profit	35,440	22,452
Selling, general and administrative expenses	12,137	10,757

Operating income	23,303	11,695
Investment income	410	162
Interest expense	(34)	(43)
Other income (expense), net	19	(189)

Earnings before income tax provision	23,698	11,625
Income tax provision	8,531	4,185

Net earnings	15,167	7,440
Change in foreign currency translation adjustment	126	(500)

Total comprehensive income	$15,293	$6,940

Net earnings per share:
Basic	$1.03	$0.53

Diluted	$1.01	$0.52

Dividends per share	$0.11	$0.09

Weighted average number of shares outstanding:
Basic	14,742,279	14,030,680
Diluted	15,069,752	14,395,366

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$15,167	$7,440
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,754	2,928
Deferred income tax provision	584	628
Excess tax benefit from share-based compensation	(439)	—
Share-based compensation expense	707
Pension income	(307)	(638)
Postretirement benefits	187	—
Loss on disposition of property, plant and equipment	1	90
Changes in:
Receivables, net	9,851	(1,085)
Inventories	(10,306)	(14,532)
Other current assets	2,345	(880)
Accounts payable	4,712	4,025
Accrued liabilities	(3,783)	538

Net cash provided by (used in) operating activities	21,473	(1,486)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,796)	(1,342)
Proceeds from disposition of property, plant and equipment	10	12
(Increase) decrease in other assets, net	(285)	105

Net cash used in investing activities	(6,071)	(1,225)

Cash flows from financing activities:
Proceeds from (payments of) short-term notes payable	(231)	283
Dividends paid	(1,623)	(1,267)
Excess tax benefit from share-based compensation	439	—
Proceeds from exercise of stock options	370	1,085

Net cash provided by (used in) financing activities	(1,045)	101
Effect of translation on cash and cash equivalents	(29)	(37)

Net increase (decrease) in cash and cash equivalents	14,328	(2,647)
Cash and cash equivalents at beginning of period	25,822	17,097

Cash and cash equivalents at end of period	$40,150	$14,450

See accompanying notes to consolidated financial statements

LUFKIN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables

The following is a summary of the Company’s receivable balances:

(Thousands of dollars)	March 31, 2006	December 31, 2005
Accounts receivable	$70,918	$80,602
Notes receivable	490	516
Other receivables	222	250

	71,630	81,368
Allowance for doubtful accounts receivable	(326)	(263)
Allowance for doubtful notes receivable	(490)	(496)

Net receivables	$70,814	$80,609

Bad debt expense related to receivables was $0.0 million and $0.1 million in the three months ended March 31, 2006 and 2005, respectively.

3. Other Current Accrued Liabilities

The following is a summary of the Company’s other current accrued liabilities balances:

(Thousands of dollars)	March 31, 2006	December 31, 2005
Customer prepayments	$2,156	$3,245
Deferred compensation plans	5,143	4,811
Other accrued liabilities	1,754	1,570

Total other current accrued liabilities	$9,053	$9,626

4. Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances (in thousands of dollars):

	March 31, 2006	December 31, 2005
Land	$3,225	$3,219
Land improvements	7,840	7,829
Buildings	71,700	70,752
Machinery and equipment	200,456	195,730
Furniture and fixtures	4,167	4,076
Computer equipment and software	13,600	13,468

Total property, plant and equipment	300,988	295,074
Less accumulated depreciation	(204,827)	(202,094)

Total property, plant and equipment, net	$96,161	$92,980

Depreciation expense related to property, plant and equipment was $2.7 million and $2.9 million in the three months ended March 31, 2006 and 2005, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31, 2006	December 31, 2005
Gross inventories @ FIFO:
Finished goods	$8,010	$5,647
Work in process	17,463	17,664
Raw materials & component parts	85,924	77,039
Total gross inventories @ FIFO	111,397	100,350
Less reserves:
LIFO	25,263	24,544
Valuation	1,190	1,171

Total inventories as reported	$84,944	$74,635

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $79.5 million and $75.6 million at March 31, 2006, and December 31, 2005, respectively.

6. Net Earnings Per Share

Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2006 and 2005, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$15,167	$7,440

Denominator:
Denominator for basic net earnings per share-weighted-average shares	14,742,279	14,030,680
Effect of dilutive securities: employee stock options	327,473	364,686

Denominator for diluted net earnings per share-adjusted weighted-average shares and assumed conversions	15,069,752	14,395,366

Basic net earnings per share	$1.03	$0.53

Diluted net earnings per share	$1.01	$0.52

Options to purchase a total of 111,500 and zero shares of the Company’s common stock at March 31, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees would be $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

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

8. Segment Data

The Company operates with three business segments – Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total
Gross sales	$87,494	$31,894	$17,249	$—	$136,637
Inter-segment sales	(926)	(2,321)	(1)	—	(3,248)

Net sales	$86,568	$29,573	$17,248	$—	$133,389

Operating income (loss)	$18,824	$4,613	$(134)	$—	$23,303
Other income (expense)	—	(61)	(2)	458	395

Earnings (loss) before tax provision	$18,824	$4,552	$(136)	$458	$23,698

Three Months Ended March 31, 2005

		Power
	Oil Field	Transmission	Trailer	Corporate	Total
Gross sales	$64,704	$22,729	$16,431	$—	$103,864
Inter-segment sales	(1,983)	(493)	—	—	(2,476)

Net sales	$62,721	$22,236	$16,431	$—	$101,388

Operating income (loss)	$9,896	$2,559	$(760)	$—	$11,695
Other income (expense)	(153)	(40)	—	123	(70)

Earnings (loss) before tax provision	$9,743	$2,519	$(760)	$123	$11,625

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2006, are as follows (in thousands of dollars):

	Oil Field	Power Transmission	Trailer	Total
Balance as of 12/31/05	$9,432	$2,063	$—	$11,495

Foreign currency translation	—	49	—	49

Balance as of 3/31/06	$9,432	$2,112	$—	$11,544

Goodwill impairment tests were performed in the first quarter of 2006 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	March 31, 2006	December 31, 2005
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	27	31
Accumulated amortization	(216)	(193)

Ending balance	$274	$301

10. Stock Option Plans

On January 1, 2006, the Company adopted SFAS 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital.

Under the modified prospective method, the Company began recognizing expense on January 1, 2006, on any unvested awards granted prior to the adoption date of January 1, 2006, expected to vest over the remaining vesting period of the awards. New awards granted after the adoption date will be expensed pro-ratably over the vesting period of the award.

10. Stock Option Plans (Continued)

The Company currently has three stock compensation plans that are affected by SFAS 123R. The 1990 Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan allows also provides for other forms of stock-based compensation such as restricted stock but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006, and under APB Opinion No. 25 for the three months ended March 31, 2005 (in thousands of dollars):

	Three Months Ended March 31,
	2006	2005
Stock-based compensation expense	$707	$473
Tax benefit	(254)	(170)

Stock-based compensation expense, net of tax	$453	$303

The following table presents the pro forma effect on net earnings and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options (in thousands of dollars except per share data):

Three Months Ended March 31, 2005
Net earnings, as reported	$7,440

Add: Total stock-based employee compensation expense included in reported net income, net of tax	—

Deduct: Total stock-based employee compensation expense determined under SFAS 123R and SFAS 123, respectively, for all awards, net of tax	(303)

Pro forma net earnings	$7,137

Net earnings per share:
Basic net earnings per share
As reported	$0.53

Pro forma	$0.51

Diluted net earnings per share
As reported	$0.52

Pro forma	$0.50

10. Stock Option Plans (Continued)

The fair value of each option grant during the first quarter of 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected dividend yield	0.69%	1.75%
Expected stock price volatility	44.12%	38.62%
Risk free interest rate	4.52%	4.04%
Expected life of options	5 years	8 years
Weighted average fair value per share at grant date	$26.97	$8.40

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based upon the historical weekly stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries which terms were equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during the quarter ended March 31, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2006	797,720	$18.35
Granted	35,000	63.80
Exercised	(30,925)	11.96
Forfeited or expired	—

Outstanding at March 31, 2006	801,795	$20.58	7.6	$28,241

Exercisable at March 31, 2006	408,826	$17.05	7.0	$15,791

As of March 31, 2006, there was $3.4 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

11. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company adopted SFAS 151 and there was no material impact to the Company’s consolidated financial position or results of operations.

11. Recently Issued Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152 (“SFAS 152”), “Accounting for Real Estate Time-Sharing Transactions.” This Statement provides that real estate time-sharing transactions should be accounted for as non-retail land sales as discussed in the recently issued SOP 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference SOP 04-02 and amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. The Company adopted SFAS 152 and there was no material impact to the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No, 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The Company adopted SFAS 153 and there was no material impact to the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company adopted SFAS 123R in the first quarter of 2006, applying the modified prospective method. Prior to adoption, the Company did not record compensation expense for stock-based compensation. The adoption of SFAS 123R impacted net earnings by approximately $0.5 million ($0.03 per diluted share) during the first three months of 2006. The adoption of SFAS 123R will also impact net earnings during the last nine months of 2006 by $1.1 million ($0.07 per diluted share), the year 2007 by $0.8 million ($0.05 per diluted share), the year 2008 by $0.4 million ($0.03 per diluted share) and the year 2009 by $0.2 million ($0.01 per diluted share) for stock options previously granted as of May 5, 2006. Any additional stock options granted in 2006 would increase the impact on net earnings. See Footnote 10 in Item 1 for more information on the impact of adopting SFAS 123R.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20, “Accounting Changes” requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. The Company adopted SFAS 154 and there was no material impact to the Company’s consolidated financial position or results of operations.

11. Recently Issued Accounting Pronouncements (continued)

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

The Company also has qualified defined contribution retirement plans covering substantially all of its employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. All obligations of the Company are funded through March 31, 2006. The Company’s expense for these plans totaled $0.7 million and $0.4 million in the three months ended March 31, 2006 and 2005, respectively.

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

12. Retirement Benefits (continued)

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2006	2005	2006	2005
Service cost	1,324	1,102	70	55
Interest cost	2,412	2,349	176	169
Expected return on plan assets	(4,081)	(3,935)	—	—
Amortization of prior service cost	141	78	13	—
Amortization of unrecognized net (gain) loss	130	—	—	—
Amortization of unrecognized transition asset	(233)	(232)	—	—

Net periodic benefit cost (income)	(307)	(638)	259	224

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to the pension plan in 2006. The Company also disclosed that it expected contributions of $325,000 to be made to its postretirement plan in 2006. As of March 31, 2006, the Company has made no contributions to its pension plan and has made contributions of $86,000 to its postretirement plan. The Company presently anticipates making no contributions to its pension plan and an additional $258,000 to its postretirement plan during the last nine months of 2006.

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

In support of the above strategy, the Company has expanded its domestic and international Oil Field service operations through acquisitions and internal growth. The Company has also made capital investments to increase Oil Field manufacturing capacity in its three main manufacturing facilities to meet growing demand and reduce order lead-time.

In addition, the Company has expanded its Power Transmission capabilities through new gear repair facilities in the U.S. and Canada and through new high-speed gearbox manufacturing capabilities in its French operation. Capital investments targeting cost reductions and shorter manufacturing lead times are also being made in the Power Transmission segment.

Trends/Outlook

Oilfield

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced in 2004, 2005 and the first quarter of 2006 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. Demand levels experienced in the second half of 2005 are expected to continue throughout the remainder of 2006, assuming energy prices stay at recent levels.

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal and power generation in response to higher global energy prices. These market trends should continue throughout the remainder of 2006 assuming energy prices stay at recent levels.

Trailer

The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004 and 2005, the freight market improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. Recent flatbed and dump trailer demand has increased significantly due to the home and road construction markets and the rebuilding effort from the 2005 hurricanes.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended March 31, 2006, increased to $133.4 million from $101.4 million for the three months ended March 31, 2005, or 31.6%. This growth was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. Additional segment data on sales is provided later in this section.

Gross margin for the three months ended March 31, 2006, increased to 26.6% from 22.1% for the three months ended March 31, 2005. This overall gross margin improvement was primarily due to the full impact of price increases implemented in 2005 to compensate for the increased raw material prices experienced by all segments in 2004. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but net earnings also benefited from leverage on selling, general and administrative expenses. The Company reported net earnings of $15.2 million or $1.01 per share (diluted) for the three months ended March 31, 2006, compared to net earnings of $7.4 million or $0.52 per share (diluted) for the three months ended March 31, 2005.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% at March 31, 2006 and December 31, 2005. Short-term debt was $0.0 million at March 31, 2006, down from $0.3 million at December 31, 2005. Cash balances at March 31, 2006, were $40.2 million, up from $25.8 million at December 31, 2005, due to higher net earnings offsetting increased capital expenditures.

Other

On May 3, 2006, the Board of Directors of Lufkin Industries, Inc. discussed and decided not to renew its shareholder rights plan. The Rights Agreement between the Company and Lufkin National Bank, as Rights Agent, and the related common stock purchase rights issued under the Agreement will expire by the terms of the agreement at the close of business on May 31, 2006. The terms of the Agreement and the related common stock purchase rights issued under the Agreement are described in Lufkin’s registration statement on Form 8-A filed with the Securities and Exchange Commission on May 15, 1996.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
Sales
Oil Field	$86,568	$62,721	$23,847	38.0
Power Transmission	29,573	22,236	7,337	33.0
Trailer	17,248	16,431	817	5.0

Total	$133,389	$101,388	$32,001	31.6

Gross Profit
Oil Field	$24,138	$14,325	$9,813	68.5
Power Transmission	9,655	7,243	2,412	33.3
Trailer	1,647	884	763	86.3

Total	$35,440	$22,452	$12,988	57.8

Oil Field

Oil Field sales increased to $86.7 million, or 38.0%, for the three months ended March 31, 2006, from $62.7 million for the three months ended March 31, 2005. The benefit of the stronger Canadian dollar in 2006 contributed 1.1 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 36.9 percentage points. Sales of new pumping units in the U.S., Canada and Argentina, and related service, increased from higher drilling and production. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in the first quarter of 2006. Oil Field’s backlog increased to $88.6 million as of March 31, 2006, from $64.3 million at March 31, 2005, and from $67.5 million at December 31, 2005. This backlog increase was primarily due to increased bookings of new pumping units in the U.S., Canada and Argentina markets.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.9% for three months ended March 31, 2006, compared to 22.8% for the three months ended March 31, 2005, or 5.1 percentage points. Throughout 2005, sales prices were increased to recover higher material costs incurred in 2004, but the benefit of these price increases were not fully realized in the first quarter of 2005. Price increases instituted in the first quarter of 2006 have maintained the gross margin levels reached in the second half of 2005.

Direct selling, general and administrative expenses for Oil Field increased to $3.5 million, or 30.2%, for the three months ended March 31, 2006, from $2.7 million for the three months ended March 31, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 4.1% for the three months ended March 31, 2006, from 4.3% for the three months ended March 31, 2005, from leverage on higher sales volumes.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $29.6 million, or 33.0%, for the three months ended March 31, 2006, compared to $22.2 million for the three months ended March 31, 2005. The effect of the weaker euro in 2006 negatively impacted sales growth by 2.1 percentage points. The net growth of 35.1 percentage points was the result of increased sales of high-speed units to the energy-related markets, such power generation and oil and gas production and refining, and low-speed unit sales to the metals processing and mining markets. The growth from the new gear repair facilities also contributed to the sales increase. Power Transmission backlog at March 31, 2006, increased to $67.4 million from $53.1 million at March 31, 2005, and from $53.4 million at December 31, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment remained at 32.6% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Price increases have been sufficient to cover higher costs of material and increased overhead.

Direct selling, general and administrative expenses for Power Transmission increased to $3.6 million, or 9.2%, for the three months ended March 31, 2006, from $3.3 million for the three months ended March 31, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.3% for the three months ended March 31, 2006, from 15.0% for the three months ended March 31, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the three months ended March 31, 2006, increased to $17.2 million, or 5.0%, from $16.4 million for the three months ended March 31, 2005. This increase resulted from higher sales of new flatbed and dump trailers, partially offset by a decrease in new van trailer sales. Sales growth in flatbed and dump trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors lowered prices in response to industry overcapacity. Backlog for the Trailer segment increased to $33.6 million at March 31, 2006, compared to $20.6 million at March 31, 2005, and $25.5 million at December 31, 2005. The backlog increase was primarily from orders for new flatbed trailers as described above.

Trailer gross margin increased to 9.5% for the three months ended March 31, 2006, from 5.4% for the three months ended March 31, 2005, or 4.1 percentage points. This margin improvement was due to higher selling prices on new trailers and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by plant inefficiencies from flatbed and dump trailer production ramp-up and late supplier deliveries.

Direct selling, general and administrative expenses for Trailer increased to $0.7 million, or 16.8%, for the three months ended March 31, 2006, from $0.6 million for the three months ended March 31, 2005, primarily from the impact of expensing stock options. This caused direct selling, general and administrative expenses as a percentage of sales to increase to 3.9% for the three months ended March 31, 2006, from 3.5% for the three months ended March 31, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $4.3 million, or 4.0%, for the three months ended March 31, 2006, from $4.1 million for the three months ended March 31, 2005. Excluding the impact of expensing stock options in the first quarter of 2006, expenses would have decreased by 8.0%, primarily from lower depreciation expense.

Investment income, interest expense and other income and expense for the three months ended March 31, 2006, totaled $0.4 million of income compared to an expense of $0.1 million for the three months ended March 31, 2005, due to an increase in investment income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.3 million for the three months ended March 31, 2006, or 52%, compared to $0.6 million for the three months ended March 31, 2005. This decrease is primarily from lowering the discount rate from 6.0% to 5.5% and from higher benefits granted to bargaining employees in the new three-year collective bargaining agreement signed October 2, 2005. Pension income in 2006 is expected to decrease to approximately $1.2 million from $2.1 million in 2005 for the reasons mentioned above.

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

The Company’s cash balance totaled $40.2 million at March 31, 2006, compared to $25.8 million at December 31, 2005. For the three months ended March 31, 2006, net cash provided by operating activities was $21.5 million, net cash used in investing activities totaled $6.1 million and net cash used by financing activities amounted to $1.0 million. Significant components of cash provided by operating activities include net earnings, adjusted for non-cash expenses, of $18.7 million and a decrease in working capital of $2.8 million. This decrease was due to lower accounts receivable balances, which provided $9.8 million, from lower sales volume compared to the prior quarter and an improved collection cycle as well as increased accounts payable balance, which contributed $4.7 million, from higher inventory purchases. This inventory increase of $10.3 million was primarily due to higher inventory levels in Oil Field to support higher sales volumes. Net cash used in investing activities included net capital expenditures totaling $5.8 million and an increase in other assets of $0.3 million. Capital expenditures in the first three months of 2006 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2006 are projected to be in the range of $30.0 million to $35.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Significant components of net cash used by financing activities included repayment of short-term notes payable of $0.2 million and dividend payments of $1.6 million, or $0.11 per share, partially offset by the impact of stock option exercises of $0.8 million.

Total debt balances at March 31, 2006, consisted of $44,000 of short-term notes payable. As of March 31, 2006, the Company had no outstanding debt associated with the Bank Facility discussed below and $44,000 of debt associated with the short-term French credit facility discussed below. Total debt decreased by $0.3 million from short-term note repayments during the three months ended March 31, 2005.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on March 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2006, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $5.4 million, $22.1 million of borrowing capacity was available at March 31, 2006.

In addition, the Company has short-term borrowing capabilities with a French bank for the working capital needs of its French operation. Specific accounts receivable are provided as security, with repayment due 15 days after the date the accounts receivable are due from the customer. Interest is calculated at the three-month EURIBOR rate plus an applicable margin. As of March 31, 2006, $44,000 was outstanding under this borrowing arrangement.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in the first quarter of 2006. As of March 31, 2006, the Company held 399,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at March 31, 2006.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of March 31, 2006. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

	Total	Payments due by period
(Thousands of dollars)		Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Operating lease obligations	$2,239	$395	$1,018	$780	$46
Contractual commitments for capital expenditures	10,893	10,893	—	—	—

Total	$13,132	$11,288	$1,018	$780	$46

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2006 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The defined benefit plan is overfunded and no contributions are expected in the short-term. The Company expects to make contributions to its defined contribution and post-retirement health and life plans of approximately $3.2 million annually, depending on participation levels in these plans.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but early application is permitted during fiscal years after the date this Statement is issued. The Company adopted SFAS 151 and there was no material impact to the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152 (“SFAS 152”), “Accounting for Real Estate Time-Sharing Transactions.” This Statement provides that real estate time-sharing transactions should be accounted for as non-retail land sales as discussed in the recently issued SOP 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference SOP 04-02 and amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. The Company adopted SFAS 152 and there was no material impact to the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No, 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The Company adopted SFAS 153 and there was no material impact to the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that the cost of employee services received in exchange for stock based on the grant-date fair value be measured and that the cost be recognized over the period during which the employee is required to provide service in exchange for the award. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as additional paid-in-capital. SFAS 123R initially was to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission announced a new rule that amended the adoption date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company adopted SFAS 123R in the first quarter of 2006, applying the modified prospective method. Prior to adoption, the Company did not record compensation expense for stock-based compensation. The adoption of SFAS 123R impacted net earnings by approximately $0.5 million ($0.03 per diluted share) during the first three months of 2006. The adoption of SFAS 123R will also impact net earnings during the last nine months of 2006 by $1.1 million ($0.07 per diluted share), the year 2007 by $0.8 million ($0.05 per diluted share), the year 2008 by $0.4 million ($0.03 per diluted share) and the year 2009 by $0.2 million ($0.01 per diluted share) for stock options previously granted as of May 5, 2006. Any additional stock options granted in 2006 would increase the impact on net earnings. See Footnote 10 in Item 1 for more information on the impact of adopting SFAS 123R.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20, “Accounting Changes” requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. The Company adopted SFAS 154 and there was no material impact to the Company’s consolidated financial position or results of operations.

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

The Company offers a defined benefit plan and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

These and other risks are described in greater detail in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2006, this inter-company debt was comprised of 0.5 million euros and 10.7 million Canadian dollars. As of March 31, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4. Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees would be $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

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

Item 6. Exhibits

(3.1)	Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.1)	Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.2)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.2 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.3)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.4)	Lufkin Industries, Inc. 2006 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 14, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*(32.1)	Section 1350 Certification of Chief Executive Officer.

*(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006

LUFKIN INDUSTRIES, INC.

By	/s/ R. D. Leslie
R. D. Leslie
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
(3.1)	Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.1)	Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.2)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.2 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.3)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

(10.4)	Lufkin Industries, Inc. 2006 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 14, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*(32.1)	Section 1350 Certification of Chief Executive Officer.

*(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith