Form 10-Q
period 2006-06-30
LUFKIN INDUSTRIES INC
filed 2006-08-08
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 14,882,091 shares of Common Stock, $1.00 par value per share, outstanding as of August 3, 2006, not including 399,278 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1a. Risk Factor

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$31,390	$25,822
Receivables, net	81,864	80,609
Inventories	87,602	74,635
Deferred income tax assets	4,712	4,185
Other current assets	5,219	4,650
Total current assets	210,787	189,901

Property, plant and equipment, net	101,369	92,980
Prepaid pension costs	63,516	62,065
Goodwill, net	11,664	11,495
Other assets net	3,528	3,354
Total assets	$390,864	$359,795

Liabilities and Shareholders' Equity

Current liabilities:
Short-term notes payable	$60	$271
Accounts payable	26,803	20,794
Accrued liabilities:
Payroll and benefits	7,370	7,946
Warranty expenses	3,757	3,245
Taxes payable	4,717	14,391
Other	9,260	9,626
Total current liabilities	51,967	56,273

Deferred income tax liabilities	32,435	31,049
Postretirement benefits	11,469	11,394

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,281,369 and 15,124,644 shares issued and outstanding, respectively	15,281	15,125
Capital in excess par	35,255	31,705
Retained earnings	245,192	216,427
Treasury stock, 399,278 and 399,278 shares, respectively, at cost	(4,124)	(4,124)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,389	1,946
Total shareholders' equity	294,993	261,079
Total liabilities and shareholders' equity	$390,864	$359,795

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$147,690	$121,689	$281,080	$223,077

Cost of Sales	108,539	93,666	206,489	172,602

Gross Profit	39,151	28,023	74,591	50,475

Selling, general and administrative expenses	13,099	11,589	25,236	22,346

Operating income	26,052	16,434	49,355	28,129

Interest income	446	83	856	245
Interest expense	(29)	(37)	(63)	(80)
Other income (expense), net	21	(189)	39	(378)

Earnings before income tax provision	26,490	16,291	50,187	27,916

Income tax provision	9,035	5,865	17,565	10,050

Net earnings	17,455	10,426	32,622	17,866

Change in foreign currency translation
adjustment	1,317	(726)	1,443	(1,226)

Total comprehensive income	$18,772	$9,700	$34,065	$16,640

Net earnings per share
Basic	$1.18	$0.73	$2.21	$1.26
Diluted	$1.16	$0.71	$2.16	$1.23

Dividends per share	$0.15	$0.09	$0.26	$0.18

Weighted average number of shares outstanding:
Basic	14,808,539	14,234,337	14,791,140	14,132,675
Diluted	15,090,563	14,656,909	15,092,071	14,526,304

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)
	Six Months Ended
	June 30,
	2006	2005
Cash flows form operating activities:
Net earnings	$32,622	$17,866
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	5,612	5,797
Deferred income tax provision	750	1,433
Excess tax benefit from share-based compensation	(2,685)	-
Share-based compensation expense	1,594	-
Pension income	(1,450)	(1,224)
Postretirement benefits	75	190
(Gain) loss on disposition of property, plant and equipment	(57)	49
Changes in:
Receivables, net	(620)	(7,961)
Inventories	(12,226)	(24,823)
Other current assets	2,398	(911)
Accounts payable	5,232	5,182
Accrued liabilities	(13,286)	2,315
Net cash provided by (used in) operating activities	17,959	(2,087)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,129)	(4,205)
Proceeds from disposition of property, plant and equipment	111	125
Increase in other assets	(208)	(185)
Acquisition of other companies	-	(3)
Net cash used in investing activities	(13,226)	(4,268)

Cash flows from financing activities:
Proceeds from (payments of) short-term notes payable	(224)	878
Dividends paid	(3,855)	(2,559)
Excess tax benefit from share-based compensation	2,685	-
Proceeds from exercise of stock options	2,142	4,426
Net cash provided by financing activities	748	2,745

Effect of translation on cash and cash equivalents	87	(70)

Net increase (decrease) in cash and cash equivalents	5,568	(3,680)

Cash and cash equivalents at beginning of period	25,822	17,097

Cash and cash equivalents at end of period	$31,390	$13,417

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30,	December 31,
	2006	2005

Accounts receivable	$81,975	$80,602
Notes receivable	484	516
Other receivables	292	250
Gross receivables	82,751	81,368

Allowance for doubtful accounts receivable	(403)	(263)
Allowance for doubtful notes receivable	(484)	(496)
Net receivables	$81,864	$80,609

Bad debt expense related to receivables was $0.0 million and $0.5 million in the three months ended June 30, 2006 and 2005, respectively, and $0.0 million and $0.6 million in the six months ended June 30, 2006 and 2005, respectively.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2006	2005

Customer prepayments	$2,124	$3,245
Deferred compensation plans	4,966	4,811
Other accrued liabilities	2,170	1,570
Total other current accrued liabilities	$9,260	$9,626

4. Property, Plant & Equipment (P. P. & E.)
The following is a summary of the Company's P. P. & E. balances (in thousands of dollars):

	June 30,	December 31,
	2006	2005

Land	$3,292	$3,219
Land improvements	7,901	7,829
Buildings	74,309	70,752
Machinery and equipment	205,238	195,730
Furniture and fixtures	4,287	4,076
Computer equipment and software	13,797	13,468
Total property, plant and equipment	308,824	295,074
Less accumulated depreciation	(207,455)	(202,094)
Total property, plant and equipment, net	$101,369	$92,980

Depreciation expense related to property, plant and equipment was $2.9 million and $2.8 million in the three months ended June 30, 2006 and 2005, respectively, and $5.6 million and $5.7 million in the six months ended June 30, 2006 and 2005, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Gross inventories @ FIFO:
Finished goods	$7,380	$5,647
Work in progress	17,503	17,664
Raw materials & component parts	90,481	77,039
Total gross inventories @ FIFO	115,364	100,350
Less reserves:
LIFO	26,282	24,544
Valuation	1,480	1,171
Total inventories as reported	$87,602	$74,635

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $82.4 million and $75.6 million at June 30, 2006, and December 31, 2005, respectively.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2006 and 2005, are illustrated below (in thousands of dollars, except share and per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$17,455	$10,426	$32,622	$17,866

Denominator:
Denominator for basic net earnings per share weighted-average shares	14,808,539	14,234,337	14,791,140	14,132,675
Effect of dilutive securities: employee stock options	282,024	422,572	300,931	393,629
Denominator for diluted net earnings per share adjusted weighted-
average shares and assumed conversions	15,090,563	14,656,909	15,092,071	14,526,304

Basic net earnings per share	$1.18	$0.73	$2.21	$1.26
Diluted net earnings per share	$1.16	$0.71	$2.16	$1.23

Weighted options to purchase a total of 121,874 and 14,000 shares of the Company’s common stock for the three months ended June 30, 2006 and 2005, respectively, and 109,367 and 14,000 shares of the Company’s common stock for the six months ended June 30, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

8. Segment Data
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

Three Months Ended June 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$97,682	$33,314	$19,975	$-	$150,971
Inter-segment sales	(941)	(2,339)	(1)	-	(3,281)
Net sales	$96,741	$30,975	$19,974	$-	$147,690

Operating income (loss)	$20,799	$5,726	$(473)	$-	$26,052
Other income (expense), net	(29)	(20)	1	486	438
Earnings (loss) before
income tax provision	$20,770	$5,706	$(472)	$486	$26,490

Three Months Ended June 30, 2005

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$78,539	$27,643	$20,691	$-	$126,873
Inter-segment sales	(2,340)	(2,843)	(1)	-	(5,184)
Net sales	$76,199	$24,800	$20,690	$-	$121,689

Operating income (loss)	$14,218	$3,070	$(854)	$-	$16,434
Other income (expense), net	(212)	16	1	52	(143)
Earnings (loss) before
income tax provision	$14,006	$3,086	$(853)	$52	$16,291

8. Segment Data (Continued)

Six Months Ended June 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$185,176	$65,209	$37,224	$-	$287,609
Inter-segment sales	(1,867)	(4,660)	(2)	-	(6,529)
Net sales	$183,309	$60,549	$37,222	$-	$281,080

Operating income (loss)	$39,623	$10,339	$(607)	$-	$49,355
Other income (expense), net	(30)	(81)	(1)	944	832
Earnings (loss) before
income tax provision	$39,593	$10,258	$(608)	$944	$50,187

Six Months Ended June 30, 2005

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$143,244	$50,371	$37,122	$-	$230,737
Inter-segment sales	(4,324)	(3,335)	(1)	-	(7,660)
Net sales	$138,920	$47,036	$37,121	$-	$223,077

Operating income (loss)	$24,114	$5,629	$(1,614)	$-	$28,129
Other income (expense), net	(365)	(24)	1	175	(213)
Earnings (loss) before
income tax provision	$23,749	$5,605	$(1,613)	$175	$27,916

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/05	$9,432	$2,063	$-	$11,495

Foreign currency translation	3	166	-	169
Balance as of 6/30/06	$9,435	$2,229	$-	$11,664

Goodwill impairment tests were performed in the first quarter of 2006 and no impairment losses were recorded.

9. Goodwill and Intangible Assets (Continued)

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	36	31
Accumulated amortization	(239)	(193)
Ending balance	$260	$301

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006, and under APB Opinion No. 25 for the three and six months ended June 30, 2005 (in thousands of dollars):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock-based compensation expense	$888	$513	$1,594	$984
Tax benefit	(337)	185	(606)	354
Stock-based compensation expense, net of tax	$551	$328	$988	$630

10. Stock Option Plans (Continued)

The following table presents the pro forma effect on net earnings and earnings per share for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options (in thousands of dollars except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net earnings, as reported	$10,426	$17,866

Add: Total stock-based employee compensation expense
included in reported net income, net of tax	-	-

Deduct: Total stock-based employee compensation
expense determined under SFAS 123 for all awards,
net of tax	(328)	(630)
Pro forma net earnings	$10,098	$17,236

Net earnings per share:
As reported	$0.73	$1.26
Pro forma	$0.71	$1.22
Diluted net earnings per share
As reported	$0.71	$1.23
Pro forma	$0.69	$1.19

The fair value of each option grant during the first six months of 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Expected dividend yield	0.69% - 0.91%	1.17% - 1.75%
Expected stock price volatility	44.12% - 45.35%	38.62% - 39.45%
Risk free interest rate	4.52% - 5.01%	4.04% - 4.19%
Expected life options	6 - 8 years	8 years
Weighted-average fair value per share at grant date	$ 28.16	$ 9.48

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based upon the historical weekly stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries which terms were equivalent to the expected life of the stock option.

10. Stock Option Plans (Continued)

A summary of stock option activity under the plans during the six months ended June 30, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2006	797,720	$18.35
Granted	51,000	64.56
Exercised	(156,725)	13.67
Forfeited or expired	-	-
Outstanding at June 30, 2006	691,995	$22.82	7.6	$25,596
Exercisable at June 30, 2006	299,026	$20.93	6.8	$11,671

A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:
		Weighted-
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	413,743	$8.70
Granted	51,000	28.16
Vested	(71,774)	15.45
Forfeited	-	-
Nonvested at June 30, 2006	392,969	$9.97

As of June 30, 2006, there was $3.0 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the six months ended June 30, 2006, was $1.1 million.

11. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecogntion, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more likely than not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

12. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pensions plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other accrued liabilities" on the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. All obligations of the Company are funded through June 30, 2006. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.7 million and $0.6 million in the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $1.0 million in the six months ended June 30, 2006 and 2005, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other accrued liabilities" on the Consolidated Balance Sheet.

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

12. Retirement Benefits (Continued)

Components of Net Periodic Benefit Cost (in thousands of dollars)
	Pension Benefits		Other Benefits
Three Months Ended June 30,	2006	2005	2006	2005

Service cost	$1,225	$1,211	$16	$75
Interest cost	2,099	2,364	75	179
Expected return on plan assets	(4,149)	(3,927)	-	-
Amortization of prior service cost	142	78	-	-
Amortization of unrecognized net (gain) loss	(115)	1	(91)	17
Amortization of unrecognized transition asset	(232)	(216)	-	-
Net periodic benefit cost (income)	$(1,030)	$(489)	$-	$271

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2006	2005	2006	2005

Service cost	$2,590	$2,353	$86	$130
Interest cost	4,552	4,754	251	348
Expected return on plan assets	(8,230)	(7,862)	-	-
Amortization of prior service cost	283	156	-	-
Amortization of unrecognized net (gain) loss	31	2	(78)	17
Amortization of unrecognized transition asset	(464)	(432)	-	-
Net periodic benefit cost (income)	$(1,238)	$(1,029)	$259	$495

During the second quarter of 2006, certain assumptions such as turnover, mortality and renewal rates were updated to reflect recent trends. The projected benefit obligations of the pension plans reduced to $169.4 million from $182.4 and the accumulated postretirement benefit obligation reduced to $9.5 million from $13.1 million. Increases in the turnover rate of employees and  lower retiree medical plan renewal rates drove the majority of these reductions. These projected obligation reductions resulted in a higher annual projection of net periodic benefit income from the pension plans by approximately $1.7 million, or $0.07 per diluted share, and a reduced annual projected net periodic cost from the postretirement plans by approximately $0.5 million, or $0.02 per diluted share.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to its pension plans in 2006. The Company also disclosed that it expected Company premium contributions of $325,000 to be made to its postretirement plan in 2006. As of June 30, 2006, the Company has made contributions of $18,000 to its pension plans and has made Company premium contributions of $179,000 to its postretirement plan. The Company presently anticipates making contributions of $50,000 to its pension plans and an additional $186,000 to its postretirement plan during the last six months of 2006.

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

Trends/Outlook

Oil Field
Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced in 2004, 2005 and the first half of 2006 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. Demand levels experienced in 2005 and the second half of 2006 are expected to continue throughout the remainder of 2006 assuming energy prices stay at recent levels.

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

Trailer
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004 and 2005, the freight market improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet trailer industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. Recent flatbed and dump trailer demand has increased significantly due to the increased activity in the home and road construction markets and the rebuilding effort resulting from the 2005 hurricanes.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended June 30, 2006, increased to $147.7 million from $121.7 million for the three months ended June 30, 2005, or 21.4%, and increased to $281.1 million for the six months ended June 30, 2006, from $223.1 million for the six months ended June 30, 2005, or 26.0%. This growth was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. Additional segment data on sales is provided later in this section.

Gross margin for the three months ended June 30, 2006, increased to 26.5% from 23.0% for the three months ended June 30, 2005, and increased to 26.5% for the six months ended June 30, 2006, from 22.6% for the six months ended June 30, 2005. This overall gross margin improvement was primarily due to the full impact of price increases implemented in 2005 and 2006 to compensate for the increased raw material prices experienced by all segments in 2004. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but net earnings also benefited from leverage on selling, general and administrative expenses. The Company reported net earnings of $17.5 million, or $1.16 per share (diluted), for the three months ended June 30, 2006, compared to net earnings of $10.4 million, or $0.71 per share (diluted), for the three months ended June 30, 2005, and $32.6 million, or $2.16 per share (diluted), for the six months ended June 30, 2006 compared to net earnings of $17.9 million, or $1.23 per share (diluted).

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% at June 30, 2006 and December 31, 2005. Short-term debt was $0.1 million at June 30, 2006, down from $0.3 million at December 31, 2005. Cash balances at June 30, 2006, were $31.4 million, up from $25.8 million at December 31, 2005, due to higher net earnings offsetting increased capital expenditures.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
Sales
Oil Field	$96,741	$76,199	$20,542	27.0
Power Transmission	30,975	24,800	6,175	24.9
Trailer	19,974	20,690	(716)	(3.5)
Total	$147,690	$121,689	$26,001	21.4

Gross Profit
Oil Field	$26,714	$18,874	$7,840	41.5
Power Transmission	10,977	7,772	3,205	41.2
Trailer	1,460	1,377	83	6.0
Total	$39,151	$28,023	$11,128	39.7

Oil Field

Oil Field sales increased to $96.7 million, or 27.0%, for the three months ended June 30, 2006, from $76.2 million for the three months ended June 30, 2005. The benefit of the stronger Canadian dollar in 2006 contributed 1.3 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 25.7 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production primarily in the North America and Middle East markets. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in 2006. Oil Field’s backlog increased to $91.0 million as of June 30, 2006, from $65.8 million at June 30, 2005. This backlog increase was primarily due to increased bookings of new pumping units in the North America and Middle East markets.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.6% for three months ended June 30, 2006, compared to 24.8% for the three months ended June 30, 2005, or 2.8 percentage points. Throughout 2005, sales prices were increased to recover higher material costs incurred in 2004, but the benefit of these price increases were not fully realized in the first half of 2005. This margin improvement was partially offset by employee training costs associated with manufacturing facility expansions in the U.S., Canada and Argentina and higher inbound freight costs.

Direct selling, general and administrative expenses for Oil Field increased to $4.0 million, or 40.5%, for the three months ended June 30, 2006, from $2.8 million for the three months ended June 30, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, insurance claims, third-party commissions and the impact of expensing stock options. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.1% for the three months ended June 30, 2006, from 3.7% for the three months ended June 30, 2005.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $31.0 million, or 24.9%, for the three months ended June 30, 2006, compared to $24.8 million for the three months ended June 30, 2005. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining, and from the new U.S. gear repair facilities. Power Transmission backlog at June 30, 2006, increased to $77.8 million from $60.2 million at June 30, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 35.4% for the three months ended June 30, 2006, compared to 31.3% for the three months ended June 30, 2005, from the benefit of price increases and from increased sales of higher-margin high-speed units.

Direct selling, general and administrative expenses for Power Transmission increased to $3.7 million, or 14.1%, for the three months ended June 30, 2006, from $3.3 million for the three months ended June 30, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.1% for the three months ended June 30, 2006, from 13.2% for the three months ended June 30, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the three months ended June 30, 2006, decreased to $20.0 million, or 3.5%, from $20.7 million for the three months ended June 30, 2005. This decrease resulted from lower sales of new van trailers and used trailers, partially offset by higher sales of new flatbed and dump trailers. Sales growth in flatbed and dump trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors lowered prices in response to industry overcapacity. Backlog for the Trailer segment increased to $39.5 million at June 30, 2006, compared to $31.6 million at June 30, 2005. The backlog increase was primarily from orders for new flatbed trailers as described above.

Trailer gross margin increased to 7.3% for the three months ended June 30, 2006, from 6.7% for the three months ended June 30, 2005, or 0.6 percentage points. This margin improvement was due to higher selling prices for and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers.

Direct selling, general and administrative expenses for Trailer decreased to $0.7 million, or 33.5%, for the three months ended June 30, 2006, from $1.1 million for the three months ended June 30, 2005. In the second quarter of 2005, bad debt expense was increased due to a disputed receivable. This also caused direct selling, general and administrative expenses as a percentage of sales to decrease to 3.6% for the three months ended June 30, 2006, from 5.3% for the three months ended June 30, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $4.6 million, or 6.0%, for the three months ended June 30, 2006, from $4.4 million for the three months ended June 30, 2005, primarily from the impact of expensing stock options.

Investment income, interest expense and other income and expense for the three months ended June 30, 2006, totaled $0.4 million of income compared to an expense of $0.1 million for the three months ended June 30, 2005, primarily due to an increase in investment income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $1.1 million for the three months ended June 30, 2006, or 86%, compared to $0.6 million for the three months ended June 30, 2005. This increase is due to the remeasurement of the projected benefit obligation, which lowered by approximately 7% from December 31, 2005. Certain assumptions, like turnover, mortality and retirement age, were updated to reflect more recent trends. Pension income in 2006 is expected to increase to approximately $2.9 million from $2.1 million in 2005 for the reasons mentioned above.

The net tax rate for the three months ended June 30, 2006, was 34.1% compared to 36.0% in the three months ended June 30, 2005. This net tax rate was the result of the effective tax rate of 36.0% benefitting from a one-time reduction of certain deferred tax balances of $0.4 million to reflect the impact of the new Texas margin tax, enacted in the second quarter of 2006, which will replace the existing Texas franchise tax.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
Sales
Oil Field	$183,309	$138,920	$44,389	32.0
Power Transmission	60,549	47,036	13,513	28.7
Trailer	37,222	37,121	101	0.3
Total	$281,080	$223,077	$58,003	26.0

Gross Profit
Oil Field	$50,853	$33,200	$17,653	53.2
Power Transmission	20,631	15,015	5,616	37.4
Trailer	3,107	2,260	847	37.5
Total	$74,591	$50,475	$24,116	47.8

Oil Field

Oil Field sales increased to $183.3 million, or 32.0%, for the six months ended June 30, 2006, from $138.9 million for the six months ended June 30, 2005. The benefit of the stronger Canadian dollar in 2006 contributed 1.2 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 30.8 percentage points. Sales of new pumping units in the U.S. and Canada, and related service, increased from higher drilling and production primarily in the North America and Middle East markets. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in 2006. Oil Field’s backlog increased to $91.0 million as of June 30, 2006, from $67.5 million at December 31, 2005. This backlog increase was primarily due to increased bookings of new pumping units in the North America and Middle East markets.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.7% for six months ended June 30, 2006, compared to 23.9% for the six months ended June 30, 2005, or 3.8 percentage points. Throughout 2005, sales prices were increased to recover higher material costs incurred in 2004, but the benefit of these price increases were not fully realized in the first half of 2005. This margin improvement was partially offset by employee training costs associated with manufacturing facility expansions in the U.S., Canada and Argentina and higher inbound freight costs.

Direct selling, general and administrative expenses for Oil Field increased to $7.5 million, or 35.5%, for the six months ended June 30, 2006, from $5.6 million for the six months ended June 30, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, insurance claims, third-party commissions and the impact of expensing stock options. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.1% for the six months ended June 30, 2006, from 4.0% for the six months ended June 30, 2005.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $60.5 million, or 28.7%, for the six months ended June 30, 2006, compared to $47.0 million for the six months ended June 30, 2005. The effect of the weaker euro in 2006 negatively impacted sales growth by 1.6 percentage points. The net growth of 30.3% was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining, and from the new gear repair facilities. Power Transmission backlog at June 30, 2006, increased to $77.8 million from $60.2 million at June 30, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 34.1% for the six months ended June 30, 2006, compared to 31.9% for the six months ended June 30, 2005, from the benefit of price increases and from increased sales of higher-margin high-speed units.

Direct selling, general and administrative expenses for Power Transmission increased to $7.4 million, or 11.6%, for the six months ended June 30, 2006, from $6.6 million for the six months ended June 30, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.2% for the six months ended June 30, 2006, from 14.1% for the six months ended June 30, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the six months ended June 30, 2006, increased slightly to $37.2 million, or 0.3%, from $37.1 million for the six months ended June 30, 2005. Higher sales of new flatbed and dump trailers was offset by lower sales of new van trailers and used trailers. Sales growth in flatbed and dump trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors lowered prices in response to industry overcapacity. Backlog for the Trailer segment increased to $39.5 million at June 30, 2006, compared to $25.5 million at December 31, 2005. The backlog increase was primarily from orders for new flatbed trailers, as described above, and new van trailers. The backlog for new van trailers at December 31, 2005, were lower than average due to the timing of booking certain orders.

Trailer gross margin increased to 8.3% for the six months ended June 30, 2006, from 6.1% for the six months ended June 30, 2005, or 2.2 percentage points. This margin improvement was due to higher selling prices for, and the favorable mix impact of, higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers and plant inefficiencies from flatbed and dump trailer production ramp-up.

Direct selling, general and administrative expenses for Trailer decreased to $1.4 million, or 16.3%, for the six months ended June 30, 2006, from $1.7 million for the six months ended June 30, 2005. In the first half of 2005, bad debt expense was increased due to a disputed receivable. This also caused direct selling, general and administrative expenses as a percentage of sales to decrease to 3.7% for the six months ended June 30, 2006, from 4.5% for the six months ended June 30, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $8.9 million, or 5.0%, for the six months ended June 30, 2006, from $8.5 million for the six months ended June 30, 2005, primarily from the impact of expensing stock options.

Investment income, interest expense and other income and expense for the six months ended June 30, 2006, totaled $0.8 million of income compared to an expense of $0.2 million for the six months ended June 30, 2005, primarily due to an increase in investment income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $1.5 million for the six months ended June 30, 2006, or 16%, compared to $1.2 million for the six months ended June 30, 2005. This increase is due to the remeasurement of the projected benefit obligation, which lowered by approximately 7% from December 31, 2005. Certain assumptions, like turnover, mortality and retirement age, were updated to reflect more recent trends. Pension income in 2006 is expected to increase to approximately $2.9 million from $2.1 million in 2005 for the reasons mentioned above.

The net tax rate for the six months ended June 30, 2006, was 35.0% compared to 36.0% in the six months ended June 30, 2005. This net tax rate was the result of the effective tax rate of 36.0% benefitting from a one-time reduction of certain deferred tax balances of $0.4 million to reflect the impact of the new Texas margin tax, enacted in the second quarter of 2006, which will replace the existing Texas franchise tax.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2006.

The Company’s cash balance totaled $31.4 million at June 30, 2006, compared to $25.8 million at December 31, 2005. For the six months ended June 30, 2006, net cash provided by operating activities was $17.9 million, net cash used in investing activities totaled $13.2 million and net cash provided by financing activities amounted to $0.7 million. Significant components of cash provided by operating activities include net earnings, adjusted for non-cash expenses, of $36.4 million and an increase in working capital of $18.5 million. This increase was primarily due to higher Oil Field inventory balances, which used $12.2 million, from higher sales volume compared to the prior quarter and from tax payments, which used $12.7 million. These increases were partially offset by increased accounts payable balances, which provided $5.2 million, from higher production activity. Net cash used in investing activities included net capital expenditures totaling $13.0 million and an increase in other assets of $0.2 million. Capital expenditures in the first six months of 2006 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2006 are projected to be in the range of $30.0 million to $35.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Significant components of net cash provided by financing activities included the impact of stock option exercises of $4.8 million, partially offset by the repayment of short-term notes payable of $0.2 million and dividend payments of $3.9 million, or $0.26 per share.

Total debt balances at June 30, 2006, consisted of $60,000 of short-term notes payable. As of June 30, 2006, the Company had no outstanding debt associated with the Bank Facility discussed below and $60,000 of short-term bank debt associated with a French bank for the working capital needs of its French operation. Total debt decreased by $0.2 million from short-term note repayments during the six months ended June 30, 2006.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowing under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2006, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $5.0 million, $22.5 million of borrowing capacity was available at June 30, 2006.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in the first half of 2006. As of June 30, 2006, the Company held 399,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at June 30, 2006.

The following table summarizes the Company’s expected cash outflow from financial contracts and commitments as of June 30, 2006. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$2,243	$276	$1,088	$825	$54
Contractual commitments
for capital expenditures	11,018	11,018	-	-	-
Total	$13,261	$11,294	$1,088	$825	$54

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2006 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension, defined contribution and post-retirement health and life plans of approximately $3.2 million in 2006, depending on participation levels in these plans.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecogntion, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more likely than not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

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

Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following:

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

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

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

.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2006, this inter-company debt was comprised of 0.1 million euros and $9.7 million Canadian dollars. As of June 30, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

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

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on May 3, 2006, in Lufkin, Texas to elect four directors.

(b)	Directors elected at the Annual Meeting:

Douglas V. Smith
Simon W. Henderson
John F. Anderson
Susan V. Baer

  Directors with terms of office continuing after the Annual Meeting:

   Directors with terms expiring in 2007:

   John H. Lollar
   Bob H. O’Neal
   Thomas E. Wiener

   Directors with terms expiring in 2008:

   H. J. Trout, Jr.
   J. T. Jongebloed

(c)
The Annual Meeting was held to elect to elect four directors. All of the nominated directors were elected and will serve a three-year term expiring in 2009. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in	Votes	Votes		Broker Non-
	Favor	Against	Withheld	Abstentions	Votes

Douglas V. Smith	12,645,063	-	200,702	-	-
Simon H. Henderson	12,654,536	-	191,229	-	-
John F. Anderson	12,784,445	-	61,320	-	-
Suzanne V. Baer	12,577,561	-	268,204	-	-

Item 6.  Exhibits.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(e) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006

LUFKIN INDUSTRIES, INC.

By:  /s/ R. D. Leslie

    R. D. Leslie
    Signing on behalf of the registrant and as
    Vice President/Treasurer/Chief Financial Officer
    (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Exhibit

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(e) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith