Form 10-Q
period 2006-09-30
LUFKIN INDUSTRIES INC
filed 2006-11-08
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer   X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No  X

There were 15,285,994 shares of Common Stock, $1.00 par value per share, outstanding as of November 3, 2006, not including 395,278 shares classified as Treasury Stock.
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1a. Risk Factor

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	September 30,	December 31,
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$43,890	$25,822
Receivables, net	82,904	80,609
Inventories	89,616	74,635
Deferred income tax assets	4,866	4,185
Other current assets	1,825	4,650
Total current assets	223,101	189,901

Property, plant and equipment, net	105,908	92,980
Prepaid pension costs	64,241	62,065
Goodwill, net	11,645	11,495
Other assets net	3,657	3,354
Total assets	$408,552	$359,795

Liabilities and Shareholders' Equity

Current liabilities:
Short-term notes payable	$-	$271
Accounts payable	25,526	20,794
Accrued liabilities:
Payroll and benefits	8,744	7,946
Warranty expenses	3,642	3,245
Taxes payable	7,581	14,391
Other	10,682	9,626
Total current liabilities	56,175	56,273

Deferred income tax liabilities	30,616	31,049
Postretirement benefits	11,500	11,394

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,285,994 and 15,124,644 shares issued and outstanding, respectively	15,286	15,125
Capital in excess par	35,889	31,705
Retained earnings	259,907	216,427
Treasury stock, 395,278 and 399,278 shares, respectively, at cost	(4,083)	(4,124)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,262	1,946
Total shareholders' equity	310,261	261,079
Total liabilities and shareholders' equity	$408,552	$359,795

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$158,802	$123,681	$439,882	$346,757

Cost of Sales	120,115	95,292	326,604	267,893

Gross Profit	38,687	28,389	113,278	78,864

Selling, general and administrative expenses	12,966	10,961	38,202	33,307

Operating income	25,721	17,428	75,076	45,557

Interest income	427	88	1,284	333
Interest expense	(55)	(43)	(118)	(123)
Other income (expense), net	80	204	119	(174)

Earnings before income tax provision	26,173	17,677	76,361	45,593

Income tax provision	8,779	6,364	26,345	16,413

Net earnings	17,394	11,313	50,016	29,180

Change in foreign currency translation
adjustment	(127)	622	1,316	(604)

Total comprehensive income	$17,267	$11,935	$51,332	$28,576

Net earnings per share
Basic	$1.17	$0.78	$3.37	$2.04
Diluted	$1.15	$0.76	$3.31	$2.00

Dividends per share	$0.18	$0.09	$0.44	$0.27

Weighted average number of shares outstanding:
Basic	14,885,395	14,537,195	14,822,904	14,268,920
Diluted	15,145,128	14,886,528	15,110,807	14,587,003

See accompanying notes to consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows form operating activities:
Net earnings	$50,016	$29,180
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	8,633	8,546
Deferred income tax provision	(1,211)	2,733
Excess tax benefit from share-based compensation	(2,810)	-
Share-based compensation expense	2,004	-
Pension income	(2,175)	(1,810)
Postretirement benefits	106	379
(Gain) loss on disposition of property, plant and equipment	(63)	43
Changes in:
Receivables, net	(1,384)	(13,126)
Inventories	(14,330)	(32,395)
Other current assets	2,869	(414)
Accounts payable	3,736	5,521
Accrued liabilities	(4,686)	3,443
Net cash provided by operating activities	40,705	2,100

Cash flows from investing activites:
Additions to property, plant and equipment	(20,755)	(8,932)
Proceeds from disposition of property, plant and equipment	140	142
Increase in other assets	(366)	(520)
Acquisition of other companies	-	(3)
Net cash used in investing activities	(20,981)	(9,313)

Cash flows from financing activites:
Proceeds from (payments of) short-term notes payable	(285)	5,449
Dividends paid	(6,536)	(3,874)
Excess tax benefit from share-based compensation	2,810	-
Proceeds from exercise of stock options	2,301	7,247
Net cash provided by (used in) financing activities	(1,710)	8,822

Effect of translation on cash and cash equivalents	54	(33)

Net increase in cash and cash equivalents	18,068	1,576

Cash and cash equivalents at beginning of period	25,822	17,097

Cash and cash equivalents at end of period	$43,890	$18,673

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2006	2005

Accounts receivable	$83,095	$80,602
Notes receivable	480	516
Other receivables	203	250
Gross receivables	83,778	81,368

Allowance for doubtful accounts receivable	(394)	(263)
Allowance for doubtful notes receivable	(480)	(496)
Net receivables	$82,904	$80,609

Bad debt expense related to receivables was negative $0.1 million and $0.1 million in the three months ended September 30, 2006 and 2005, respectively, and $0.0 million and $0.7 million in the nine months ended September 30, 2006 and 2005, respectively.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30,	December 31,
	2006	2005

Customer prepayments	$2,980	$3,245
Deferred compensation plans	5,189	4,811
Other accrued liabilities	2,513	1,570
Total other current accrued liabilities	$10,682	$9,626

4. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	September 30,	December 31,
	2006	2005

Land	$3,325	$3,219
Land improvements	7,970	7,829
Buildings	74,361	70,752
Machinery and equipment	212,065	195,730
Furniture and fixtures	4,324	4,076
Computer equipment and software	13,890	13,468
Total property, plant and equipment	315,935	295,074
Less accumulated depreciation	(210,027)	(202,094)
Total property, plant and equipment, net	$105,908	$92,980

Depreciation expense related to property, plant and equipment was $3.0 million and $2.7 million in the three months ended September 30, 2006 and 2005, respectively, and $8.6 million and $8.5 million in the nine months ended September 30, 2006 and 2005, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	September 30,	December 31,
	2006	2005
Gross inventories @ FIFO:
Finished goods	$8,208	$5,647
Work in progress	19,023	17,664
Raw materials & component parts	91,791	77,039
Total gross inventories @ FIFO	119,022	100,350
Less reserves:
LIFO	27,743	24,544
Valuation	1,663	1,171
Total inventories as reported	$89,616	$74,635

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $86.1 million and $75.6 million at September 30, 2006, and December 31, 2005, respectively.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2006 and 2005, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$17,394	$11,313	$50,016	$29,180

Denominator:
Denominator for basic net earnings per share
weighted-average shares	14,885,395	14,537,195	14,822,904	14,268,920
Effect of dilutive securities: employee stock
options	259,733	349,333	287,903	318,083
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,145,128	14,886,528	15,110,807	14,587,003

Basic net earnings per share	$1.17	$0.78	$3.37	$2.04
Diluted net earnings per share	$1.15	$0.76	$3.31	$2.00

Weighted options to purchase a total of 127,500 and 10,000 shares of the Company’s common stock for the three months ended September 30, 2006 and 2005, respectively, and 115,478 and 40,596 shares of the Company’s common stock for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On January 26, 2006, the Court of Appeals notified the parties that the case had been docketed. The Company has submitted its briefs and now anticipates a decision in this case in the second quarter of 2007. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

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
Three Months Ended September 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$110,264	$32,172	$19,537	$-	$161,973
Inter-segment sales	(681)	(2,490)	-	-	(3,171)
Net sales	$109,583	$29,682	$19,537	$-	$158,802

Operating income (loss)	$22,957	$2,712	$52	$-	$25,721
Other income (expense), net	14	(17)	10	445	452
Earnings (loss) before
income tax provision	$22,971	$2,695	$62	$445	$26,173

Three Months Ended September 30, 2005

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$76,785	$26,520	$22,713	$-	$126,018
Inter-segment sales	(953)	(1,382)	(2)	-	(2,337)
Net sales	$75,832	$25,138	$22,711	$-	$123,681

Operating income (loss)	$14,390	$3,155	$(117)	$-	$17,428
Other income (expense), net	235	(100)	(2)	116	249
Earnings (loss) before
income tax provision	$14,625	$3,055	$(119)	$116	$17,677

Nine Months Ended September 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$295,439	$97,381	$56,761	$-	$449,581
Inter-segment sales	(2,547)	(7,150)	(2)	-	(9,699)
Net sales	$292,892	$90,231	$56,759	$-	$439,882

Operating income (loss)	$62,580	$13,051	$(555)	$-	$75,076
Other income (expense), net	(16)	(97)	9	1,389	1,285
Earnings (loss) before
income tax provision	$62,564	$12,954	$(546)	$1,389	$76,361

Nine Months Ended September 30, 2005

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$220,028	$76,892	$59,834	$-	$356,754
Inter-segment sales	(5,277)	(4,718)	(2)	-	(9,997)
Net sales	$214,751	$72,174	$59,832	$-	$346,757

Operating income (loss)	$38,505	$8,784	$(1,732)	$-	$45,557
Other income (expense), net	(130)	(124)	(1)	291	36
Earnings (loss) before
income tax provision	$38,375	$8,660	$(1,733)	$291	$45,593

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/05	$9,432	$2,063	$-	$11,495

Foreign currency translation	4	146	-	150
Balance as of 9/30/06	$9,436	$2,209	$-	$11,645

Goodwill impairment tests were performed in the first quarter of 2006 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	32	31
Accumulated amortization	(262)	(193)

Ending balance	$233	$301

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006, and pr-forma compensation expense had expense been recognized under SFAS 123 for the three and nine months ended September 30, 2005 (in thousands of dollars):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock-based compensation expense	$410	$523	$2,004	$1,509
Tax benefit	(156)	(188)	(761)	(543)
Stock-based compensation expense, net of tax	$254	$335	$1,243	$966

The following table presents the pro forma effect on net earnings and earnings per share for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options (in thousands of dollars except per share data):
	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net earnings, as reported	$11,313	$29,180

Add: Total stock-based employee compensation expense
included in reported net income, net of tax	-	-

Deduct: Total stock-based employee compensation
expense determined under SFAS 123 for all awards,
net of tax	(335)	(966)
Pro forma net earnings	$10,978	$28,214

Net earnings per share:
As reported	$0.78	$2.04
Pro forma	$0.76	$1.98
Diluted net earnings per share
As reported	$0.76	$2.00
Pro forma	$0.74	$1.93

10. Stock Option Plans (Continued)
The fair value of each option grant during the first nine months of 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2006	2005

Expected dividend yield	0.69% - 0.91%	0.75% - 1.75%
Expected stock price volatility	44.12% - 45.35%	38.62% - 40.21%
Risk free interest rate	4.52% - 5.01%	4.04% - 4.24%
Expected life options	6 - 8 years	6 - 8 years
Weighted-average fair value per share at grant date	$28.16	$10.87

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

A summary of stock option activity under the plans during the nine months ended September 30, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2006	797,720	$18.35
Granted	51,000	64.56
Exercised	(165,350)	13.92
Forfeited or expired	-	-
Outstanding at September 30, 2006	683,370	$22.87	7.3	$21,126
Exercisable at September 30, 2006	290,401	$21.00	6.6	$9,608

A summary of the status of the Company's nonvested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant Date
Options	Shares	Fair Value

Nonvested at January 1, 2006	413,743	$8.70
Granted	51,000	28.16
Vested	(71,774)	15.45
Forfeited	-	-
Nonvested at September 30, 2006	392,969	$9.97

As of September 30, 2006, there was $2.6 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock options vested during the nine months ended September 30, 2006, was $1.1 million.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 defines the funded status of a benefit plan as the difference between the fair value of the plan assets and the projected benefit obligation for pension plans or the accumulated postretirement benefit obligation for other postretirement plans. Previously unrecognized items such as gains or losses, prior service credits and transition assets or liabilities will be recognized in other comprehensive income and will be subsequently recognized through net periodic benefit cost pursuant to the provisions of Statements 87 and 106. Employers with issued equity securities must recognize the funded status of postretirement plans as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement is effective for fiscal years ending after December 15, 2008. Earlier application is permitted but retrospective application is not permitted. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial position or results of operations.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. employees. The Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. All obligations of the Company are funded through September 30, 2006. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.7 million and $0.6 million in the three months ended September 30, 2006 and 2005, respectively, and $2.1 million and $1.6 million in the nine months ended September 30, 2006 and 2005, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other accrued liabilities" on the Consolidated Balance Sheet.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2006	2005	2006	2005

Service cost	$1,295	$1,211	$43	$75
Interest cost	2,276	2,365	126	179
Expected return on plan assets	(4,115)	(3,927)	-	-
Amortization of prior service cost	142	78	-	-
Amortization of unrecognized net (gain) loss	15	1	(39)	17
Amortization of unrecognized transition asset	(232)	(216)	-	-
Net periodic benefit cost (income)	$(619)	$(488)	$130	$271

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2006	2005	2006	2005

Service cost	$3,884	$3,564	$129	$205
Interest cost	6,827	7,119	377	525
Expected return on plan assets	(12,344)	(11,788)	-	-
Amortization of prior service cost	425	233	-	-
Amortization of unrecognized net (gain) loss	46	2	(117)	35
Amortization of unrecognized transition asset	(695)	(647)	-	-
Net periodic benefit cost (income)	$(1,857)	$(1,517)	$389	$765

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to its pension plans in 2006. The Company also disclosed that it expected Company premium contributions of $325,000 to be made to its postretirement plan in 2006. As of September 30, 2006, the Company has made contributions of $25,000 to its pension plans and has made Company premium contributions of $256,000 to its postretirement plan. The Company presently anticipates making contributions of $19,000 to its pension plans and an additional $77,000 to its postretirement plan during the last three months of 2006.

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

Trends/Outlook

Oil Field
Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced in 2004, 2005 and the first nine months of 2006 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. Demand levels experienced in 2005 and the first nine half of 2006 are expected to continue throughout the remainder of 2006 assuming energy prices stay at recent levels.

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

Trailer
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. In the last several years, the freight-hauling market has been severely depressed due to low freight volumes and higher operating costs. This led freight haulers to significantly lower orders for new trailers and extend the life of existing trailers. During 2004 and 2005, the freight market improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet trailer industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. In light of these market conditions, the Company decided in the third quarter of 2006 to not participate in the van market until market conditions support better operating margins. The Company plans to redeploy certain personnel and equipment to increase the manufacturing capacity of flatbed and dump trailers. Recent flatbed and dump trailer demand has increased significantly due to the increased activity in the home and road construction markets and the rebuilding effort resulting from the 2005 hurricanes.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity (long-term debt net of current portion as a percentage of total equity) levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended September 30, 2006, increased to $158.8 million from $123.7 million for the three months ended September 30, 2005, or 28.4%, and increased to $439.9 million for the nine months ended September 30, 2006, from $346.8 million for the nine months ended September 30, 2005, or 26.9%. This growth was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. Additional segment data on sales is provided later in this section.

Gross margin for the three months ended September 30, 2006, increased to 24.4% from 23.0% for the three months ended September 30, 2005, and increased to 25.8% for the nine months ended September 30, 2006, from 22.7% for the nine months ended September 30, 2005. This overall gross margin improvement was primarily due to the full impact of price increases implemented in 2005 and 2006 to compensate for the increased raw material prices experienced by all segments in 2004. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but net earnings also benefited from leverage on selling, general and administrative expenses. The Company reported net earnings of $17.4 million, or $1.15 per share (diluted), for the three months ended September 30, 2006, compared to net earnings of $11.3 million, or $0.76 per share (diluted), for the three months ended September 30, 2005, and $50.0 million, or $3.31 per share (diluted), for the nine months ended September 30, 2006 compared to net earnings of $29.2 million, or $2.00 per share (diluted).

Debt/equity levels were 0.0% at September 30, 2006 and December 31, 2005. Short-term debt was $0.0 million at September 30, 2006, down from $0.3 million at December 31, 2005. Cash balances at September 30, 2006, were $43.9 million, up from $25.8 million at December 31, 2005, due to higher net earnings offsetting increased working capital and capital expenditures.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Three Months Ended
	September 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
Sales
Oil Field	$109,583	$75,832	$33,751	44.5
Power Transmission	29,682	25,138	4,544	18.1
Trailer	19,537	22,711	(3,174)	(14.0)
Total	$158,802	$123,681	$35,121	28.4

Gross Profit
Oil Field	$28,810	$19,107	$9,703	50.8
Power Transmission	8,143	7,721	422	5.5
Trailer	1,734	1,561	173	11.1
Total	$38,687	$28,389	$10,298	36.3

GM%

Oil Field	26.3%	25.2%	1.1%
Power Transmission	27.4%	30.7%	-3.3%
Trailer	8.9%	6.9%	2.0%
Total	24.4%	23.0%	1.4%

Oil Field

Oil Field sales increased to $109.6 million, or 44.5%, for the three months ended September 30, 2006, from $75.8 million for the three months ended September 30, 2005. The benefit of the stronger Canadian dollar in 2006 and new service centers contributed 1.6 percentage points of this increase. Increased sales of new pumping units account for a majority of the balance of the increase of 42.9 percentage points. Sales of new pumping units in the U.S., Argentina and Canada, and related service, increased due to higher drilling and production primarily in the North America and Middle East markets. Sales also benefited from the expansion of manufacturing capacity and the related reduction of lead-time levels on new and existing orders. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in 2006. Oil Field’s backlog increased to $79.7 million as of September 30, 2006, from $72.7 million at September 30, 2005.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 26.3% for three months ended September 30, 2006, compared to 25.2% for the three months ended September 30, 2005, or 1.1 percentage points. Throughout 2005, sales prices were increased to recover higher material costs incurred in 2004, but the benefit of these price increases were not fully realized in the first half of 2005. This margin improvement was partially offset by employee training costs and other plant inefficiencies associated with manufacturing facility expansions in the U.S., Canada and Argentina and higher inbound freight costs.

Direct selling, general and administrative expenses for Oil Field increased to $3.9 million, or 23.2%, for the three months ended September 30, 2006, from $3.2 million for the three months ended September 30, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, third-party commissions and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 3.6% for the three months ended September 30, 2006, from 4.2% for the three months ended September 30, 2005.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $29.7 million, or 18.1%, for the three months ended September 30, 2006, compared to $25.1 million for the three months ended September 30, 2005. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining, and from the new U.S. gear repair facilities. Power Transmission backlog at September 30, 2006, increased to $81.8 million from $64.6 million at September 30, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment decreased to 27.4% for the three months ended September 30, 2006, compared to 30.7% for the three months ended September 30, 2005, from increases in manufacturing overhead costs and other manufacturing costs such as scrap and warranty.

Direct selling, general and administrative expenses for Power Transmission increased to $3.9 million, or 16.3%, for the three months ended September 30, 2006, from $3.4 million for the three months ended September 30, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 13.1% for the three months ended September 30, 2006, from 13.3% for the three months ended September 30, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the three months ended September 30, 2006, decreased to $19.5 million, or 14.0%, from $22.7 million for the three months ended September 30, 2005. This decrease resulted from lower sales of new van trailers and used trailers, partially offset by higher sales of new flatbed trailers. Sales growth in flatbed trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors have lowered prices in response to industry manufacturing overcapacity and trucking industry issues such as soft freight demand and driver shortages. In light of current conditions in the trailer van market, the Company has declined to take additional orders for van trailers in order to expand manufacturing capacity for the production of flatbed and dump trailers and will be converting part of the Trailer factory to the production of oil field equipment. Backlog for the Trailer segment increased to $31.7 million at September 30, 2006, compared to $28.1 million at September 30, 2005. The backlog increase was primarily from orders for new flatbed trailers as described above.

Trailer gross margin increased to 8.9% for the three months ended September 30, 2006, from 6.9% for the three months ended September 30, 2005, or 0.6 percentage points. This margin improvement was due to higher selling prices for and the favorable mix impact of higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers.

Direct selling, general and administrative expenses for Trailer decreased to $0.5 million, or 35.3%, for the three months ended September 30, 2006, from $0.7 million for the three months ended September 30, 2005, primarily from reduced insurance claims. This also caused direct selling, general and administrative expenses as a percentage of sales to decrease to 2.3% for the three months ended September 30, 2006, from 3.1% for the three months ended September 30, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $4.7 million, or 26.0%, for the three months ended September 30, 2006, from $3.7 million for the three months ended September 30, 2005, primarily from the impact of expensing stock options and professional services for various legal matters. Note 10 to the Consolidated Financial Statements provides additional information on the expensing of stock options.

Interest income, interest expense and other income and expense for the three months ended September 30, 2006, totaled $0.5 million of income compared to income of $0.2 million for the three months ended September 30, 2005, primarily due to an increase in interest income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $0.7 million for the three months ended September 30, 2006, or 30%, compared to $0.6 million for the three months ended September 30, 2005. This increase is primarily due to the remeasurement of the projected benefit obligation, which lowered by approximately 7% from December 31, 2005. Certain assumptions, including turnover, mortality and retirement age, were updated to reflect more recent trends. Pension income in 2006 is expected to increase to approximately $2.9 million from $2.1 million in 2005 for the reasons mentioned above.

The net tax rate for the three months ended September 30, 2006, was 33.5% compared to 36.0% in the three months ended September 30, 2005. This net tax rate was the result of the effective tax rate of 35.0% benefiting from final adjustments to estimates for 2005 taxes.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Nine Months Ended
	September 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
Sales
Oil Field	$292,892	$214,751	$78,141	36.4
Power Transmission	90,231	72,174	18,057	25.0
Trailer	56,759	59,832	(3,073)	(5.1)
Total	$439,882	$346,757	$93,125	26.9

Gross Profit
Oil Field	$79,664	$52,307	$27,357	52.3
Power Transmission	28,774	22,736	6,038	26.6
Trailer	4,840	3,821	1,019	26.7
Total	$113,278	$78,864	$34,414	43.6

GM%

Oil Field	27.2%	24.4%	2.8%
Power Transmission	31.9%	31.5%	0.4%
Trailer	8.5%	6.4%	2.1%
Total	25.8%	22.7%	3.0%

Oil Field

Oil Field sales increased to $292.9 million, or 36.4%, for the nine months ended September 30, 2006, from $214.8 million for the nine months ended September 30, 2005. The benefit of the stronger Canadian dollar in 2006 and new service centers contributed 1.3 percentage points of this increase. Increased sales of new pumping units accounted for a majority of the balance of the increase of 35.1 percentage points. Sales of new pumping units in the U.S., Canada and Argentina and related service, increased from higher drilling and production primarily in the North America and Middle East markets. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. In addition, sales growth was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in 2006. Oil Field’s backlog increased to $79.7 million as of September 30, 2006, from $67.5 million at December 31, 2005. This backlog increase was primarily due to increased bookings of new pumping units in the North America and Middle East markets.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.2% for nine months ended September 30, 2006, compared to 24.4% for the nine months ended September 30, 2005, or 2.8 percentage points. Throughout 2005, sales prices were increased to recover higher material costs incurred in 2004, but the benefit of these price increases were not fully realized in the first half of 2005. This margin improvement was partially offset by employee training and other expansion-related costs associated with manufacturing facility expansions in the U.S., Canada and Argentina and higher inbound freight costs.

Direct selling, general and administrative expenses for Oil Field increased to $11.4 million, or 31.0%, for the nine months ended September 30, 2006, from $8.7 million for the nine months ended September 30, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, third-party commissions and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased slightly to 3.9% for the nine months ended September 30, 2006, from 4.1% for the nine months ended September 30, 2005.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $90.2 million, or 25.0%, for the nine months ended September 30, 2006, compared to $72.2 million for the nine months ended September 30, 2005. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining, and from the new gear repair facilities. Power Transmission backlog at September 30, 2006, increased to $81.8 million from $53.4 million at December 31, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 31.9% for the nine months ended September 30, 2006, compared to 31.5% for the nine months ended September 30, 2005, from the benefit of price increases and from increased sales of higher-margin high-speed units, partially offset by higher manufacturing overhead costs.

Direct selling, general and administrative expenses for Power Transmission increased to $11.3 million, or 13.2%, for the nine months ended September 30, 2006, from $10.0 million for the nine months ended September 30, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.5% for the nine months ended September 30, 2006, from 13.8% for the nine months ended September 30, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the nine months ended September 30, 2006, decreased to $56.8 million, or 5.1%, from $60.0 million for the nine months ended September 30, 2005. Higher sales of new flatbed and dump trailers was offset by lower sales of new van trailers and used trailers. Sales growth in flatbed and dump trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors have lowered prices in response to industry manufacturing overcapacity and trucking industry issues such as soft freight demand and driver shortages. In light of current conditions in the trailer van market, the Company has declined to take additional orders for van trailers in order to expand manufacturing capacity for the production of flatbed and dump trailers and will be converting part of the Trailer factory to the production of oil field equipment. Backlog for the Trailer segment increased to $31.7 million at September 30, 2006, compared to $25.5 million at December 31, 2005. The backlog increase was primarily from orders for new flatbed trailers, as described above.

Trailer gross margin increased to 8.5% for the nine months ended September 30, 2006, from 6.4% for the nine months ended September 30, 2005, or 2.1 percentage points. This margin improvement was due to higher selling prices for, and the favorable mix impact of, higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers and plant inefficiencies from flatbed and dump trailer production ramp-up.

Direct selling, general and administrative expenses for Trailer decreased to $1.9 million, or 21.9%, for the nine months ended September 30, 2006, from $2.4 million for the nine months ended September 30, 2005. In 2005, bad debt expense was increased due to a disputed receivable. This also caused direct selling, general and administrative expenses as a percentage of sales to decrease to 3.3% for the nine months ended September 30, 2006, from 4.0% for the nine months ended September 30, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $13.6 million, or 11.4%, for the nine months ended September 30, 2006, from $12.2 million for the nine months ended September 30, 2005, primarily from the impact of expensing stock options. Note 10 to the Consolidated Financial Statements provides additional information on the expensing of stock options.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2006, totaled $1.3 million of income compared to income of $0.0 million for the nine months ended September 30, 2005, primarily due to an increase in interest income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $2.2 million for the nine months ended September 30, 2006, or 20%, compared to $1.8 million for the nine months ended September 30, 2005. This increase is due to the remeasurement of the projected benefit obligation, which lowered by approximately 7% from December 31, 2005. Certain assumptions, including turnover, mortality and retirement age, were updated to reflect more recent trends. Pension income in 2006 is expected to increase to approximately $2.9 million from $2.1 million in 2005 for the reasons mentioned above.

The net tax rate for the nine months ended September 30, 2006, was 34.5% compared to 36.0% in the nine months ended September 30, 2005. This net tax rate was the result of the effective tax rate of 35.0% benefiting from the one-time reduction of certain deferred tax balances to reflect the impact of the new Texas margin tax, enacted in the second quarter of 2006, which will replace the existing Texas franchise tax and the benefit of final adjustments to estimates for 2005 taxes.

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

The Company’s cash balance totaled $43.9 million at September 30, 2006, compared to $25.8 million at December 31, 2005. For the nine months ended September 30, 2006, net cash provided by operating activities was $40.7 million, net cash used in investing activities totaled $21.0 million and net cash used in financing activities amounted to $1.7 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $54.5 million and an increase in working capital of $13.8 million. This working capital increase was primarily due to higher Oil Field inventory balances, which used $14.3 million, from higher sales volumes compared to the prior quarter and from net tax payments, which used $6.8 million. These increases were partially offset by increased accounts payable balances, which provided $3.7 million, from higher production activity. Net cash used in investing activities included net capital expenditures totaling $20.6 million and an increase in other assets of $0.4 million. Capital expenditures in the first nine months of 2006 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2006 are projected to be approximately $30.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash provided by financing activities included the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $5.1 million, partially offset by the repayment of short-term notes payable of $0.3 million and dividend payments of $6.5 million, or $0.44 per share.

As of September 30, 2006, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt decreased by $0.3 million from short-term note repayments during the nine months ended September 30, 2006.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowing under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2006, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $5.1 million, $22.4 million of borrowing capacity was available at September 30, 2006.

The Company currently has a stock repurchase plan under which the Company is authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in the first nine months of 2006. As of September 30, 2006, the Company held 395,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at September 30, 2006.

The following table summarizes the Company’s expected cash outflow from financial contracts and commitments as of September 30, 2006. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.
(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$2,092	$113	$1,100	$825	$54
Contractual commitments
for capital expenditures	9,228	9,228	-	-	-
Total	$11,320	$9,341	$1,100	$825	$54

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2006 based on taxable income levels. Also, the Company has various retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension, defined contribution and post-retirement health and life plans of approximately $3.1 million in 2006, depending on participation levels in these plans.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 defines the funded status of a benefit plan as the difference between the fair value of the plan assets and the projected benefit obligation for pension plans or the accumulated postretirement benefit obligation for other postretirement plans. Previously unrecognized items such as gains or losses, prior service credits and transition assets or liabilities will be recognized in other comprehensive income and will be subsequently recognized through net periodic benefit cost pursuant to the provisions of Statements 87 and 106. Employers with issued equity securities must recognize the funded status of postretirement plans as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement is effective for fiscal years ending after December 15, 2008. Earlier application is permitted but retrospective application is not permitted. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial position or results of operations.

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

Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

●	The customer has accepted title and risk of loss;
●	The customer has provided a written purchase order for the product;
●	The customer, not the Company, requested the product to be stores and to be invoices under a Bill-and-Hold arrangement. The customer must also provide the business purpose for the storage request;
●	The customer must provide a storage period and future shipping date;
●	The Company must not have retained any future performance obligations on the product;
●	The Company must segregate the stored product and not make it available to use on other orders; and
●	The product must be completed and ready for shipment.

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

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

●	oil price volatility;
●	declines in domestic and worldwide oil and gas drilling;
●	capital spending levels of oil producers;
●	the cyclicality of the trailer industry;
●	availability and prices for raw materials;
●	the inherent dangers and complexities of our operations;
●	uninsured judgments or a rise in insurance premiums;
●	the inability to effectively integrate acquisitions;
●	labor disruptions and increasing labor costs;
●	the availability of qualified and skilled labor;
●	disruption of our operating facilities or management information systems;
●	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
●	currency exchange rate fluctuations in the markets in which the Company operates;
●	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates;
●	costs related to legal and administrative proceedings, including adverse judgments against the Company if the
Company fails to prevail in reversing such judgments; and
●	general industry, political and economic conditions in the markets where the Company procures material, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.
 .

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’ Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of September 30, 2006, this inter-company debt was comprised of 0.4 million euros and $9.0 million Canadian dollars. As of September 30, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On January 26, 2006, the Court of Appeals notified the parties that the case had been docketed. The Company has submitted its briefs and now anticipates a decision in this case in the second quarter of 2007. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6. Exhibits.

10.1
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.2
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.3
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.4
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.5
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 8, 2006

LUFKIN INDUSTRIES, INC.

By:    /s/ R. D. Leslie

R.D. Leslie
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description

10.1
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.2
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.3
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.4
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

10.5
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith