Form 10-K
period 2006-12-31
LUFKIN INDUSTRIES INC
filed 2007-03-01
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006

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

(Registrant’s telephone number, including area code) (936) 634-2211

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    X    Accelerated Filer ______Non-accelerated filer ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2006, was $884,442,668.

There were 14,942,313 shares of Common Stock, $1.00 par value per share, outstanding as of February 26, 2007, not including 395,278 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas. The Company employed approximately 3,000 people at December 31, 2006, including approximately 2,200 that were paid on an hourly basis. Certain of our operations are subject to a union contract that expires in October 2008. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

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

Raw Materials & Labor:

Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. However, during 2004, Oil Field experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices stabilized in 2005, but are not expected to decline in the short-term nor are shortages expected. Certain materials like steel round and bearings have continued to experience price increases and longer lead times. Raw material prices may continue to increase and availability may decrease with little notice.

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

Markets:

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced since 2004 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. In 2006, an Oil Field customer and its related subsidiaries represented 11.6% of consolidated company sales and the loss of this customer would have a material adverse effect on this segment.

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

Raw Materials & Labor:

Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders. However, during 2004, Power Transmission experienced rapid raw material price increases due to increased global demand for metal commodities but did not experience any material shortages. Raw material prices stabilized in 2005 but are not expected to decline in the short-term and may continue to increase with little notice. Certain materials like steel round and bearings have continued to experience price increases and longer lead times. Raw material and component part shortages are not expected in the short-term, but certain supplier lead-times have grown, especially bearing suppliers.

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

Competition:

Despite the highly technical nature of this product, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Flender Graffenstaden, BHS, Renk, Kreiter GearTech, Rientjes, Falk, and Horsburgh & Scott. While price is an important factor, proven designs, workmanship and engineering support are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

Trailer

Products:

The Trailer segment manufactures and services various highway trailers for the freight-hauling market.

Vans- General-purpose dry-freight vans. Historically these have been the highest production trailer in the segment. However, due to van trailer manufacturing over-capacity and the entry of additional competitors, van trailer pricing reached a level that did not yield acceptable returns on the capital employed. In the third quarter of 2006, the Company announced its decision not to accept additional orders for new van trailers. After the existing backlog of van trailers was manufactured by the end of 2006, the van trailer manufacturing capacity was redeployed for additional flatbed and dump production capacity as well providing additional manufacturing capacity for Oil Field products.

Flatbeds- Flat-bed style trailers used in hauling heavier loads that do not require protection from outdoor elements.
Dumps- Trailers designed to haul bulk materials like gravel or sand.
Parts- Through a network of company-owned branches, both trailers produced by the Company and by others are supported by replacement parts.

Raw Materials & Labor:

Trailer purchases a variety of raw materials in manufacturing its products. The principal raw materials are aluminum, structural and plate steel, axles, suspensions, tires, plywood and hardwood flooring. Trailer has annual contracts for aluminum in order to mitigate price fluctuations, but due to the configurable nature of its products, Trailer does not have long-term purchase contracts on its other raw material purchases. Raw material shortages have been infrequent. However, during 2004, Trailer experienced rapid raw material price increases due to increased global demand for metal commodities and experienced periodic material shortages. Raw material prices stabilized in 2005, but are not expected to decline in the short-term nor are shortages expected. Certain materials like aluminum have continued to experience price volatility.

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

Since 2004, the freight market has improved as freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the demand for van trailers has not increased enough to meet industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases of new tractors before new diesel emission requirements are required on new tractors beginning in 2007. Flatbed and dump trailer demand has increased significantly from the home and road construction markets and the rebuilding effort from the 2005 hurricanes.

Competition:

The trailer market is highly competitive with relatively low barriers to entry. The majority of the cost of a new trailer comes from purchased materials of aluminum, steel, tires, axles and wood flooring. Since there is minimal product differentiation in this market, price is the key driver. The companies with the highest market share are Great Dane and Wabash, along with several other large manufacturers like Utility, Stoughton, Fontaine, Vanguard and Hyundai. The Company does not have a significant market share in the trailer market.

See Note 18 in Notes to Consolidated Financial Statements included in this report for financial information about the Company’s business segments and geographic areas.

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

The Oil Field segment is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond the Company’s control, including:

●	the level of North American and worldwide oil and gas exploration and production activity;
●	worldwide economic conditions, particularly economic conditions in North America;
●	oil and gas production costs;
●	weather conditions;
●	the expected costs of developing new reserves;
●	national government political requirements and the policies of OPEC;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy conservation measures;
●	environmental regulation; and
●	tax policies.

The business of the Trailer segment is highly cyclical, which could adversely affect its business and results of operations.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001 and rebounding to approximately 280,000 units in 2006. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as the new federal hours-of-service rules and anticipated 2007 federal emissions standards. Trailer’s business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.

Increases in the prices of our raw materials could adversely affect our margins and results of operations.

The Company uses large amounts of steel, iron and electricity in the manufacture of its products. The price of these raw materials has a significant impact on the cost of producing products. Steel and electricity prices have increased significantly since the end of 2003, caused primarily by higher energy prices and increased global demand. Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. During 2004, the Company encountered rapid raw material price increases. While raw material prices stabilized in 2005, the prices may increase significantly in the future. Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

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

The industries in which the Company operates are highly competitive. The Company competes with other manufacturers and service providers of varying sizes, some of which may have greater financial and technological resources than it does. As an example, barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the trailer market at any time. In the recent past, the manufacturing over-capacity and high leverage of some of our competitors in the trailer industry, along with the bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures. This pricing pressure led to the Company’s decision in 2006 not to accept additional orders for van trailers.

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

The Company has operations in certain international areas, including parts of the Middle East and South America, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. The Company’s operations may be restricted or prohibited in any country in which these risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact the Company’s results of operations:

●	disruption of oil and natural gas exploration and production activities;
●	restriction of the movement and exchange of funds;
●	inhibition of our ability to collect receivables;
●	enactment of additional or stricter U.S. government or international sanctions; and
●	limitation of our access to markets for periods of time.

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

The Company is subject to currency exchange rate risk with debt denominated in U.S. dollars owed to its U.S. entity by its Canadian subsidiary. The Company cannot assure that future currency exchange rate fluctuations will not have an adverse affect on its results of operations.

The Company’s common stock has experienced, and may continue to experience, price volatility.

The trading price of the Company’s common stock has been and may continue to be subject to large fluctuations. The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

●	trends in the Company’s industries and the markets in which it operates;
●	changes in the market price of the products the Company sells;
●	the introduction of new technologies or products by the Company or its competitors;
●	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts
●	operating results that vary from the expectations of securities analysts and investors;
●	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;
●	changes in laws and regulations; and
●	general economic and competitive conditions.

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties

The Company's major manufacturing facilities are located in and near Lufkin, Texas are owned in fee and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses. The facilities by segment are:

Oil Field
Pumping Unit Manufacturing	240,000 sq. ft.
Foundry Operations	687,000 sq. ft.
Power Transmission
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.
Trailer Manufacturing	388,000 sq. ft.
Corporate Facilities	33,000 sq. ft.

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

Internationally, the Company also has facilities for the production and servicing of pumping units and power transmission products. The facilities by segment are:

Oilfield (Pumping unit manufacturing and repair):
Nisku, Alberta, Canada	66,000 sq. ft .
Comodoro Rivadia, Argentina	125,000 sq. ft.
Power Transmission (New unit manufacturing and repair):
Fougerolles, France	377,000 sq. ft.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ Stock Market (National Market) under the symbol “LUFK.” As of January 31, 2007, there were approximately 447 record holders of its common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2006 and 2005, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2006			2005
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$68.670	$45.560	$0.11	$24.145	$17.500	$0.09
Second	71.470	50.210	0.15	36.230	24.045	0.09
Third	65.210	49.050	0.18	51.900	35.050	0.09
Fourth	61.460	50.660	0.18	56.570	33.960	0.11

The Company has paid cash dividends for 67 consecutive years. Total dividend payments were $9.2 million, $5.5 million and $4.9 million in 2006, 2005 and 2004, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2006.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	743,761	$29.06	285,531

Equity compensation plans not approved by security holders	-	-	-

Total	743,761	$29.06	285,531

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

Item 6.  Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. The following information may not be indicative of our future operating results.

(In millions, except per share data)	2006	2005	2004	2003	2002

Sales	$605.5	$492.2	$356.3	$262.3	$228.7

Net earnings	73.0	44.5	14.4	9.7	8.5

Net earnings per share:
Basic	4.92	3.10	1.06	0.74	0.65
Diluted	4.83	3.03	1.04	0.73	0.63

Total assets	429.1	359.8	300.3	263.7	248.4

Long-term notes payable, net of current	-	-	-	-	0.2

Cash dividends per share	0.62	0.38	0.36	0.36	0.36

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times and improve quality. Investments also continue to be made to expand the Company’s presence in automation products and international service, as with the recently opened service facility in Oman.

In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the US and Canada. The Company is making targeted capital investments to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions.

Trends/Outlook

Oilfield

Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced since 2004 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. Lower average energy prices in the latter half of 2006 caused some reduced activity levels in the North American market. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift. Despite recent lower energy prices, general demand levels experienced in 2006 are expected to continue throughout 2007, assuming energy prices stay at recent levels.

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal and power generation in response to higher global energy prices. Despite recent lower energy prices, these market trends are expected to continue throughout 2007, assuming energy prices stay at recent levels.

Trailer

The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. During 2004 and 2005, the freight market improved after several years of low volumes and higher operating cost. Freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet trailer industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. In light of these market conditions, the Company decided in the third quarter of 2006 not to participate in the van market until market conditions support better operating margins. The Company plans to redeploy certain personnel and equipment to increase the manufacturing capacity of flatbed and dump trailers. Recent flatbed and dump trailer demand has increased significantly due to the increased activity in the home and road construction markets and the rebuilding effort resulting from the 2005 hurricanes.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the year ended December 31, 2006, increased to $605.5 million from $492.2 million for the year ended December 31, 2005, or 23.0%. Sales for 2004 were $356.3 million. This growth in 2006 was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. Additional segment data on sales is provided later in this section.

Gross margin for the year ended December 31, 2006, increased to 25.8% from 23.0% for the year ended December 31, 2005, and 17.4% for year ended December 31, 2004. This overall gross margin improvement from 2004 was primarily due to price increases in late 2004 and 2005 to compensate for the increased raw material prices experienced by all segments in 2004 and the benefit of higher production volumes on fixed cost coverage. The gross margin improvement in 2006 over 2005 was primarily related to certain cost reductions related to capital expenditures and improved margins in Power Transmission due to increased sales of higher-margin energy-related high-speed units. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but 2006 net earnings also benefited from leverage on selling, general and administrative expenses and a lower total tax rate. The net tax rate in 2006 was lowered to 30.3% due to the benefits of R&E tax credits, current and deferred state tax rate adjustments and other estimate revisions. The Company reported net earnings of $73.0 million or $4.83 per share (diluted) for the year ended December 31, 2005, compared to net earnings of $44.5 million or $3.03 per share (diluted) for the year ended December 31, 2005. Net income of $14.4 million or $1.04 per share (diluted) was reported for the year ended December 31, 2004.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of December 31, 2006, December 31, 2005 and December 31, 2004. Short-term debt was $0.0 million at December 31, 2006, down from $0.3 million at December 31, 2005. Cash balances at December 31, 2006, were $57.8 million, up from $25.8 million at December 31, 2005, due to higher net earnings offsetting increased capital expenditures, working capital growth and higher dividends.

Other Events

In the fourth quarter of 2006, the Company recorded certain expenses related to the previously announced decision not to participate in the trailer van market due to current market conditions. These expenses of approximately $1.0 million pre-tax relate to equipment idled but not disposed and the estimated loss on disposal of van-related inventory.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2006	2005	(Decrease)	(Decrease)

Sales
Oil Field	$401,200	$307,075	$94,125	30.7
Power Transmission	124,922	106,616	18,306	17.2
Trailer	79,370	78,476	894	1.1
Total	$605,492	$492,167	$113,325	23.0

Gross Profit
Oil Field	$109,414	$76,578	$32,836	42.9
Power Transmission	41,024	32,300	8,724	27.0
Trailer	5,811	4,463	1,348	30.2
Total	$156,249	$113,341	$42,908	37.9

Oil Field

Oil Field sales increased to $401.2 million, or 30.7%, for the year ended December 31, 2006, from $307.1 million for the year ended December 31, 2005. The benefit of the stronger Canadian dollar in 2006 and new service centers contributed 1.3 percentage points of this increase. Increased sales of new pumping units accounted for a majority of the balance of the increase of 29.3 percentage points. Sales of new pumping units and related service, increased from higher drilling and production primarily in the North America and Middle East markets. Also, sales of automation equipment continued to increase due to market share growth from new product offerings. Sales growth also was impacted from price increases instituted throughout 2005 in response to dramatic raw material price increases experienced in 2004 in addition to price increases instituted in 2006. Oil Field’s backlog remained at $67.1 million as of December 31, 2006, from $67.5 million at December 31, 2005. Despite higher sales volumes, backlog levels have not increased due to a targeted effort to reduce lead times through higher manufacturing capacity.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.3% for year ended December 31, 2006, compared to 24.9% for the year ended December 31, 2005, or 2.4 percentage points. Gross margins benefited from certain cost reduction related to capital expenditures and the full-year impact of price increases instituted in 2005. This margin improvement was partially offset by employee training and other expansion-related costs associated with manufacturing facility expansions in the U.S., Canada and Argentina and higher inbound freight costs.

Direct selling, general and administrative expenses for Oil Field increased to $16.0 million, or 30.5%, for the year ended December 31, 2006, from $12.0 million for the year ended December 31, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, third-party commissions and the impact of expensing stock options. Direct selling, general and administrative expenses as a percentage of sales remained at 3.9% for the year ended December 31, 2006, compared to 3.9% for the year ended December 31, 2005.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $124.9 million, or 17.2%, for the year ended December 31, 2006, compared to $106.6 million for the year ended December 31, 2005. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining, and from the new gear repair facilities. Power Transmission backlog at December 31, 2006, increased to $95.6 million from $53.4 million at December 31, 2005, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 31.9% for the year ended December 31, 2006, compared to 31.5% for the year ended December 31, 2005, from the benefit of price increases and from increased sales of higher-margin high-speed units, partially offset by higher manufacturing overhead costs.

Direct selling, general and administrative expenses for Power Transmission increased to $15.6 million, or 15.5%, for the year ended December 31, 2006, from $13.5 million for the year ended December 31, 2005. This increase is due to higher employee-related expenses in support of increased sales volumes and the impact of expensing stock options. However, direct selling, general and administrative expenses as a percentage of sales decreased to 12.5% for the year ended December 31, 2006, from 12.7% for the year ended December 31, 2005, from leverage on higher sales volumes.

Trailer

Trailer sales for the year ended December 31, 2006, increased to $79.4 million, or 1.1%, from $78.5 million for the year ended December 31, 2005. Higher sales of new flatbed and dump trailers was offset by lower sales of new van trailers and used trailers. Sales growth in flatbed and dump trailers was strong due to the introduction of new models and demand from the home and road construction market. New van sales were impacted by the Company not booking lower margin orders as competitors have lowered prices in response to industry manufacturing overcapacity and trucking industry issues such as soft freight demand and driver shortages. In light of current conditions in the trailer van market, the Company has declined to take additional orders for van trailers in order to expand manufacturing capacity for the production of flatbed and dump trailers and will be converting part of the Trailer factory to the production of oil field equipment. Backlog for the Trailer segment decreased to $18.4 million at December 31, 2006, compared to $25.5 million at December 31, 2005. The backlog decrease was primarily from lower van trailer backlog related to the decision to not take additional van trailer orders, partially offset by increased orders for new flatbed trailers, as described above.

Trailer gross margin increased to 7.3% for the year ended December 31, 2006, from 5.7% for the year ended December 31, 2005, or 1.6 percentage points. Excluding the impact of the van-related equipment and inventory expenses described above, margins would have improved approximately an additional 1.2 percentage pints. This increase was due to higher selling prices for, and the favorable mix impact of, higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers and plant inefficiencies from flatbed and dump trailer production ramp-up.

Direct selling, general and administrative expenses for Trailer decreased to $2.4 million, or 12.3%, for the year ended December 31, 2006, from $2.8 million for the year ended December 31, 2005. In 2005, bad debt expense was increased due to a disputed receivable. This also caused direct selling, general and administrative expenses as a percentage of sales to decrease to 3.1% for the year ended December 31, 2006, from 3.6% for the year ended December 31, 2005.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $19.3 million, or 21.9%, for the year ended December 31, 2006, from $15.9 million for the year ended December 31, 2005, primarily from the impact of expensing stock options and higher employee-related expenses.

Interest income, interest expense and other income and expense for the year ended December 31, 2006, totaled $1.5 million of income compared to income of $0.1 million for the year ended December 31, 2005, primarily due to an increase in interest income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $2.9 million for the year ended December 31, 2006, or 37%, compared to $2.1 million for the year ended December 31, 2005. This increase is primarily due to higher expected returns from increased asset balances. Pension income in 2007 is expected to increase slightly to $3.2 million.

The net tax rate for the year ended December 31, 2006, was 30.3% compared to 35.7% in the year ended December 31, 2005. This lower net tax rate was the result of several items. A tax initiative to claim research and experimentation tax credits for the 2002 through 2005 tax years and the recent legislation passed to allow a research and experimentation tax credit for the 2006 tax year produced a significant benefit to the tax rate. A lower effective state tax rate, and the related benefit to deferred tax balances, combined with the favorable impact on state deferred tax balances due to the new Texas margin tax also produced a benefit to the net tax rate. Other items such as the lower international tax rates and revisions to prior period estimates produced additional benefits to the net tax rate. The effective tax rate in 2007 is expected to return to an approximate 35% level. See Footnote 7 to the Consolidated Financial Statements for additional detail.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2005	2004	(Decrease)	(Decrease)

Sales
Oil Field	$307,075	$216,025	$91,050	42.1
Power Transmission	106,616	79,498	27,118	34.1
Trailer	78,476	60,758	17,718	29.2
Total	$492,167	$356,281	$135,886	38.1

Gross Profit
Oil Field	$76,578	$41,780	$34,798	83.3
Power Transmission	32,300	19,234	13,066	67.9
Trailer	4,463	1,070	3,393	317.1
Total	$113,341	$62,084	$51,257	82.6

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

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2007.

The Company’s cash balance totaled $57.8 million at December 31, 2006, compared to $25.8 million at December 31, 2005. For the year ended December 31, 2006, net cash provided by operating activities was $67.4 million, net cash used in investing activities totaled $31.7 million and net cash used in financing activities amounted to $3.8 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $76.7 million and an increase in working capital of $9.3 million. This working capital increase was primarily due to higher inventory balances, which used $10.5 million, primarily from increased Oil Field inventory related to higher sales volumes compared to the prior year and from higher receivable balances, which used $9.4 million, due to higher sales volumes in all segments in the last quarter of 2006 compared to the last quarter of 2005. These increases were partially offset by increased other accrued liabilities balances, which provided $7.5 million, primarily from higher customer installment payments. Net cash used in investing activities included net capital expenditures totaling $31.0 million and an increase in other assets of $0.7 million. Capital expenditures in 2006 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2007 are projected to be approximately $40.0 to $42.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included the repayment of short-term notes payable of $0.3 million and dividend payments of $9.2 million, or $0.62 per share, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $5.7 million.

As of December 31, 2006, the Company had no outstanding debt associated with the Bank Facility discussed below. Total debt decreased by $0.3 million from short-term note repayments during the year ended December 31, 2006.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowing under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2006, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $5.1 million, $22.4 million of borrowing capacity was available at December 31, 2006.

The Company currently has a stock repurchase plan under which the Company was authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in 2006. As of December 31, 2006, the Company held 395,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at December 31, 2006.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2006. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$2,110	$673	$1,032	$405	$-
Contractual commitments
for capital expenditures	4,053	4,053	-	-	-

Total	$6,163	$4,726	$1,032	$405	$-

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2007 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of approximately $0.2 million and to its post-retirement health and life plans of approximately $0.7 million in 2007, depending on participation levels in these plans.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more likely than not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 defines the funded status of a benefit plan as the difference between the fair value of the plan assets and the projected benefit obligation for pension plans or the accumulated postretirement benefit obligation for other postretirement plans. Previously unrecognized items such as gains or losses, prior service credits and transition assets or liabilities will be recognized in other comprehensive income and will be subsequently recognized through net periodic benefit cost pursuant to the provisions of Statements 87 and 106. Employers with issued equity securities must recognize the funded status of postretirement plans as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted SFAS 158. The incremental effect of applying SFAS 158 on individual line items of the balance sheet is disclosed in Footnote 12.

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

Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

●	The customer has accepted title and risk of loss;
●	The customer has provided a written purchase order for the product;
●	The customer, not the Company, requested the product to be stored and to be invoiced under a Bill-and-Hold arrangement. The customer must also provide the business purposes for the storage request;
●	The customer must provide a storage period and future shipping date;
●	The Company must not have retained any future performance obligations on the product;
●	The Company must segregate the stored product and not make it available to use on other orders; and
●	The product must be completed and ready for shipment.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2006 results:
	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income)

.25 percentage point increase	$(106)	$(14)
.25 percentage point decrease	110	13

Effect of change on PBO/APBO

.25 percentage point increase	$5,278	$202
.25 percentage point decrease	(5,025)	(194)

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income)

.25 percentage point increase	$514	$-
.25 percentage point decrease	(514)	-

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

●	oil prices;
●	declines in domestic and worldwide oil and gas drilling;
●	capital spending levels of oil producers;
●	the cyclicality of the trailer industry;
●	availability and prices for raw materials;
●	the inherent dangers and complexities of our operations;
●	uninsured judgments or a rise in insurance premiums;
●	the inability to effectively integrate acquisitions;
●	labor disruptions and increasing labor costs;
●	the availability of qualified and skilled labor;
●	disruption of our operating facilities or management information systems;
●	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
●	currency exchange rate fluctuations in the markets in which the Company operates;
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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the lack of current debt, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit under its Bank Facility, the Company would have exposure since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed to the Company’s U.S. entity by its Canadian subsidiary. As of December 31, 2006, this inter-company debt was comprised of 9.5 million Canadian dollars. As of December 31, 2006, if the U.S. dollar strengthened by 10% over the Canadian dollar, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over the Canadian dollar, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2006, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 123(R), Share-Based Payment, on January 1, 2006, and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006.

DELOITTE & TOUCHE LLP

Houston,Texas

March 1,2007

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005
(Thousands of dollars, except share and per share data)

	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$57,797	$25,822
Receivables, net	90,585	80,609
Inventories	85,630	74,635
Deferred income tax assets	7,919	4,185
Other current assets	1,521	4,650
Total current assets	243,452	189,901

Property, plant and equipment, net	113,081	92,980
Prepaid pension costs	56,856	62,065
Goodwill, net	11,732	11,495
Other assets, net	3,948	3,354
Total assets	$429,069	$359,795

Liabilities and Shareholders' Equity

Current liabilities:
Short-term notes payable	$-	$271
Accounts payable	24,375	20,794
Accrued liabilities:
Payroll and benefits	9,810	7,946
Warranty expenses	3,668	3,245
Taxes payable	7,665	14,391
Other	15,977	9,626
Total current liabilities	61,495	56,273

Deferred income tax liabilities	28,022	31,049
Postretirement benefits	8,475	11,394
Other liabilities	2,937	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,322,903 and 15,124,644 shares issued and outstanding, respectively	15,323	15,125
Capital in excess par	38,173	31,705
Retained earnings	280,198	216,427
Treasury stock, 395,278 and 399,278 shares, respectively, at cost	(4,083)	(4,124)
Accumulated other comprehensive income	(1,471)	1,946
Total shareholders' equity	328,140	261,079
Total liabilities and shareholders' equity	$429,069	$359,795

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2006, 2005 and 2004
(Thousands of dollars, except per share data)

	2006	2005	2004

Sales	$605,492	$492,167	$356,281

Cost of Sales	449,243	378,826	294,197

Gross Profit	156,249	113,341	62,084

Selling, general and administrative expenses	52,994	44,135	39,371

Operating income	103,255	69,206	22,713

Interest income	1,893	563	147
Interest expense	(160)	(159)	(139)
Other income (expense), net	(259)	(335)	(17)

Earnings before income tax provision	104,729	69,275	22,704

Income tax provision	31,735	24,731	8,287

Net earnings	72,994	44,544	14,417

Net earnings per share
Basic	$4.92	$3.10	$1.06
Diluted	$4.83	$3.03	$1.04

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

							Accumulated
Years Ended December 31, 2006, 2005 and 2004	Common						Other
	Stock		Capital			Compre-	Compre-
(Thousands of dollars, except share data)	Shares, net	Common	In Excess	Retained	Treasury	hensive	hensive
	of Treasury	Stock	of Par	Earnings	Stock	Income	Income	Total

Balance, Dec. 31, 2003	13,180,284	$13,785	$11,588	$167,862	$(6,244)		$1,206	$188,197
Comprehensive income:
Net earnings				14,417		$14,417		14,417
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						1,467		1,467
Other comprehensive income						1,467	1,467
Comprehensive income						15,884
Cash dividends				(4,905)				(4,905)
Exercise of stock options	800,396	687	7,900		1,169			9,756
Balance, Dec. 31, 2004	13,980,680	14,472	19,488	177,374	(5,075)		2,673	208,932

Comprehensive income:
Net earnings				44,544		44,544		44,544
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						(727)		(727)
Other comprehensive income						(727)	(727)
Comprehensive income						43,817
Cash dividends				(5,491)				(5,491)
Exercise of stock options	744,686	653	12,217		951			13,821
Balance, Dec. 31, 2005	14,725,366	15,125	31,705	216,427	(4,124)		1,946	261,079

Comprehensive income:

Net earnings				72,994		72,994		72,994
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						1,012	1,012	1,012
Total comprehensive income						$74,006

Initial application of FAS 158:
Defined benefit pension plans							(5,758)
Defined benefit postretirement plans							1,329

Total initial application of FAS 158:							(4,429)	(4,429)

Cash dividends				(9,223)				(9,223)
Stock-based compensation			2,908					2,908
Exercise of stock options	202,259	198	3,560		41			3,799
Balance, Dec. 31, 2006	14,927,625	$15,323	$38,173	$280,198	$(4,083)		$(1,471)	$328,140

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004
(Thousands of dollars)

	2006	2005	2004
Cash flows form operating activities:
Net earnings	$72,994	$44,544	$14,417
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	11,950	11,376	11,823
Deferred income tax provision	(4,520)	(2,041)	3,146
Excess tax benefit from share-based compensation	(3,525)	-	-
Share-based compensation expense	2,908	-	-
Pension income	(2,901)	(2,115)	(3,387)
Postretirement benefits	(123)	747	4
(Gain) loss on disposition of property, plant and
equipment	(123)	92	(59)
Changes in:
Receivables, net	(9,440)	(19,905)	(17,396)
Inventories	(10,490)	(20,360)	(14,308)
Other current assets	3,553	(3,533)	(20)
Accounts payable	3,039	(2,367)	9,158
Accrued liabilities	4,044	17,242	2,967
Net cash provided by operating activities	67,366	23,680	6,345

Cash flows from investing activites:
Additions to property, plant and equipment	(31,241)	(15,803)	(11,723)
Proceeds from disposition of property, plant and equipment	236	187	229
Increase in other assets	(680)	(833)	(380)
Acquisition of other companies	-	(3)	(313)
Net cash used in investing activities	(31,685)	(16,452)	(12,187)

Cash flows from financing activites:
Proceeds from (payments of) short-term notes payable	(288)	(1,530)	1,474
Payment of long-term notes payable	-	-	(193)
Dividends paid	(9,223)	(5,491)	(4,905)
Excess tax benefit from share-based compensation	3,525	-	-
Proceeds from exercise of stock options	2,192	8,564	7,543
Net cash provided by (used in) financing activities	(3,794)	1,543	3,919

Effect of translation on cash and cash equivalents	88	(46)	(388)

Net increase in cash and cash equivalents	31,975	8,725	(2,311)

Cash and cash equivalents at beginning of period	25,822	17,097	19,408

Cash and cash equivalents at end of period	$57,797	$25,822	$17,097

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

Any gains or losses on transactions denominated in another foreign currency are included in the consolidated statement of earnings as incurred

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

Revenue recognition: Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

●	The customer has accepted title and risk of loss;
●	The customer has provided a written purchase order for the product;
●	The customer, not the Company, requested the product to be stored and to be invoiced under a Bill-and-Hold arrangement. The customer must also provide the business purposes for the storage request;
●	The customer must provide a storage period and future shipping date;
●	The Company must not have retained any future performance obligations on the product;
●	The Company must segregate the stored product and not make it available to use on other orders; and
●	The product must be completed and ready for shipment.

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

	Useful Life
	(in years)

Land
Land improvements	10.0	-	25.0
Buildings	12.5	-	40.0
Machinery and equipment	3.0	-	15.0
Furniture and fixtures	5.0	-	12.5
Computer equipment and software	3.0	-	7.0

Goodwill and other intangible assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill and intangible asserts with indefinite lives and requires that such assets be tested for impairment at least annually. During the first quarter of 2006, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, as of the quarter ended March 31, 2001. These statements establish accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded on the balance sheet as either an asset or a liability measured at its fair value. As of December 31, 2006, the Company had no reportable derivatives.

Stock-based compensation: Beginning January 1, 2006, employee services received in exchange for stock are expensed in accordance with SFAS 123(R), Share-Based Payment. The fair value of the employee services received in exchange for stock is measured based on the grant-date fair value. The fair value is determined using the Black-Scholes option-pricing model for the stock option. Awards granted are expensed pro-ratably over the vesting period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Prior to January 1, 2006, the Company had elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro-forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosures.” The Company accounted for its stock option plans under APB Opinion No. 25 under which no compensation cost was recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the following pro forma amounts:
(Thousands of dollars, except per share data)	2005	2004

Net earnings, as reported	$44,544	$14,417

Deduct: Total stock-based employee compensation
expense determined under SFAS 123 for all awards,
net of tax	(1,213)	(838)

Pro forma net earnings	$43,331	$13,579

Net earnings per share:
As reported	$3.10	$1.06
Pro forma	$3.02	$1.00
Diluted net earnings per share
As reported	$3.03	$2.04
Pro forma	$2.95	$0.98

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2005	2004

Expected dividend yield	0.75% - 1.75%	1.95% - 2.35%
Expected stock price volatility	38.62% - 44.14%	38.78% - 38.82%
Risk free interest rate	4.04% - 4.47%	4.10% - 4.57%
Expected life options	5 - 8 years	10 years

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

Recently issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more likely than not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 defines the funded status of a benefit plan as the difference between the fair value of the plan assets and the projected benefit obligation for pension plans or the accumulated postretirement benefit obligation for other postretirement plans. Previously unrecognized items such as gains or losses, prior service credits and transition assets or liabilities will be recognized in other comprehensive income and will be subsequently recognized through net periodic benefit cost pursuant to the provisions of Statements 87 and 106. Employers with issued equity securities must recognize the funded status of postretirement plans as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted SFAS 158. The incremental effect of applying SFAS 158 on individual line items of the balance sheet is disclosed in Footnote 12.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated condensed financial statements upon adoption.

(2) Acquisitions

During the fourth quarter of 2004, the Company completed the acquisition on November 1, 2004, of the operating assets and commercial operations of Black Widow Oilfield Services located in Medicine Hat, Alberta, Canada to further expand its service presence in Canada. The aggregate purchase price for this acquisition was $0.3 million in cash.

(3) Receivables

The following is a summary of the Company's receivable balances:
(Thousands of dollars)	2006	2005

Accounts receivable	$90,508	$80,602
Notes receivable	472	516
Other receivables	292	250
Gross receivables	91,272	81,368

Allowance for doubtful accounts receivable	(215)	(263)
Allowance for doubtful notes receivable	(472)	(496)
Net receivables	$90,585	$80,609

Bad debt expense related to receivables was ($0.2) million, $0.5 million and $0.3 million in 2006, 2005 and 2004, respectively.

(4) Other Current Accrued Liabilities

The following is a summary of the Company's other current accrued liabilities balances:

(Thousands of dollars)	2006	2005

Customer prepayments	$9,411	$3,245
Deferred compensation plans	4,069	4,811
Accrued professional services	1,057	788
Other accrued liabilities	1,440	782
Total other current accrued liabilities	$15,977	$9,626

(5) Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances:

(Thousands of dollars)	2006	2005

Land	$3,482	$3,219
Land improvements	8,543	7,829
Buildings	75,082	70,752
Machinery and equipment	219,783	195,730
Furniture and fixtures	5,007	4,076
Computer equipment and software	14,027	13,468
Total property, plant and equipment	325,924	295,074
Less accumulated depreciation	(212,843)	(202,094)
Total property, plant and equipment, net	$113,081	$92,980

Depreciation expense related to property, plant and equipment was $11.8 million, $11.3 million and $11.7 million in 2006, 2005 and 2004, respectively.

(6) Earnings per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2006, 2005 and 2004 is illustrated below:

(Thousands of dollars, except share and per share data)	2006	2005	2004

Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$72,994	$44,544	$14,417

Denominator:
Denominator for basic net earnings per share
weighted-average shares	14,844,514	14,369,934	13,570,340
Effect of dilutive securities: employee stock
options	278,155	315,922	349,770
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,122,669	14,685,856	13,920,110

Basic net earnings per share	$4.92	$3.10	$1.06
Diluted net earnings per share	$4.83	$3.03	$1.04

Options to purchase a total of 134,949, 86,500 and 182,796 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2006, 2005 and 2004, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(7) Income Taxes

Earnings before income taxes for 2006, 2005 and 2004 consisted of the following:

(Thousands of dollars)	2006	2005	2004

Domestic	$86,536	$60,103	$19,818
Foreign	18,193	9,172	2,886

Total earnings before income taxes	$104,729	$69,275	$22,704

The income tax provision for 2006, 2005 and 2004 consisted of the following:

(Thousands of dollars)	2006	2005	2004

Current:

U.S. federal and state income taxes	$32,465	$23,972	$6,811
Foreign	3,919	2,777	1,599

Total current	36,384	26,749	8,410

Deferred:

U.S. federal and state income taxes	(4,387)	(1,647)	8
Foreign	(262)	(371)	(131)

Total deffered	(4,649)	(2,018)	(123)

Total	$31,735	$24,731	$8,287

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2006	2005	2004

Tax provision computed at statutory rate	$36,655	$24,246	$7,947
Tax effect of:
Expenses for which no benefit was realized	84	237	160
Change in effective state tax rate	(742)	-	-
Tax credit	(1,949)	-	-
State taxes net of federal benefit	1,591	1,663	472
Benefit of export incentives	(846)	(677)	(504)
Benefit of manufacturing deduction	(629)	(439)	-
Other, net	(2,429)	(299)	212

Total provision for taxes	$31,735	$24,731	$8,287

Cash payments for income taxes totaled $40.5 million, $12.4 million and $6.5 million for 2006, 2005 and 2004, respectively.

Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)	2006	2005

Current deffered income tax assets:

Gross assets	$11,036	$4,634
Gross liabilities	(3,117)	(449)

Total current deferred income tax assets, net	7,919	4,185

Noncurrent deffered income tax liabilities:

Gross assets	4,949	4,311
Gross liabilities	(32,971)	(35,360)

Total noncurrent deffered income tax liabilities, net	(28,022)	(31,049)

Net deferred income tax liabilities	$(20,103)	$(26,864)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)	2006	2005

Inventories	$5,148	$1,623
Prepaid pension costs	(18,801)	(21,975)
Payroll and benefits	825	1,051
Accrued warranty expenses	1,195	906
Postretirement benefits	4,368	4,284
Prepaid expenses	(232)	(403)
Depreciation	(12,701)	(11,099)
Accrued liabilities	728	729
Other, net	(633)	(1,980)

Net deferred income tax liabilities	$(20,103)	$(26,864)

(8) Inventories

Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2006	2005

Gross inventories @ FIFO:
Finished goods	$6,903	$5,647
Work in progress	20,977	17,664
Raw materials & component parts	88,882	77,039
Total gross inventories @ FIFO	116,762	100,350
Less reserves:
LIFO	28,888	24,544
Valuation	2,244	1,171
Total inventories as reported	$85,630	$74,635

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $82.7 million and $75.6 million at December 31, 2006 and 2005, respectively.

(9) Goodwill & Acquired Intangible Assets

Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

	Gross Carrying	Accumulated
(Thousands of dollars)	Amount	Amortization

Amortized intangible assets

Non-compete agreeements:

As of December 31, 2005	$516	$(215)
As of December 31, 2006	515	(317)

Aggregate amortization expense:

For the year ended 12/31/04	$93
For the year ended 12/31/05	99
For the year ended 12/31/06	106

Estimated amortization expense:

For the year ended 12/31/07	$103
For the year ended 12/31/08	95
For the year ended 12/31/09	-
For the year ended 12/31/10	-
For the year ended 12/31/11	-

Acquired Intangible Assets

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. Expenses related to these non-compete agreements were $75,000, $75,000 and $79,000 for the years 2006, 2005 and 2004, respectively. Estimated expenses for these agreements are $44,000 in 2007.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/05	$9,432	$2,063	$-	$11,495

Foreign currency translation	-	237	-	237

Balance as of 12/31/06	$9,432	$2,300	$-	$11,732

Goodwill impairment tests were performed in the first quarter of 2006 and no impairment losses were recorded.

(10) Debt Obligations

In 2005, the Company renewed its $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $17.5 million of committed borrowings along with an additional $10.0 million discretionary line of credit for an additional three years. The Bank Facility expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. The Bank Facility includes customary affirmative and negative covenants, including a minimum tangible net worth, a maximum leverage ratio and a minimum current ratio. As of December 31, 2006, no amounts were outstanding of the $27.5 million of the revolving line of credit and all financial covenants were in compliance under the terms of the Bank Facility. Deducting outstanding letters of credit of $5.1 million, $22.4 million of borrowing capacity was available at December 31, 2006.

The Company’s had no long-term notes payable at December 31, 2006 and 2005.

Cash payments for interest totaled $3,000, $37,000 and $17,000 in 2006, 2005 and 2004, respectively.

(11) Stock Option Plans

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

The Company currently has three stock compensation plans that are affected by SFAS 123R. The 1990 Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006, and pro-forma compensation expense had expense been recognized under SFAS 123 for the years ended December 31, 2005 and 2004:

(Thousands of dollars)	2006	2005	2004

Stock-based compensation expense	$2,908	$1,886	$1,321
Tax benefit	(1,105)	(673)	(483)

Stock-based compensation expense, net of tax	$1,803	$1,213	$838

The fair value of each option grant during the years ended December 31, 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Expected dividend yield	0.69% - 1.30%	0.75% - 1.75%	1.95% - 2.35%
Expected stock price volatility	44.12% - 48.00%	38.62% - 44.14%	38.78% - 38.82%
Risk free interest rate	4.52% - 5.03%	4.04% - 4.47%	4.10% - 4.57%
Expected life options	1 - 6 years	5 - 8 years	10 years
Weighted-average fair value per share at grant date	$22.82	$15.16	$7.29

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based upon the historical weekly and daily stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries which terms were equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during year ended December 31, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2006	797,720	$18.35
Granted	164,091	61.35
Exercised	(218,050)	14.19
Forfeited or expired	-	-
Outstanding at December 31, 2006	743,761	$29.06	7.4	$22,137
Exercisable at December 31, 2006	414,275	$21.97	6.5	$15,159

Wtd Avg Rem Recog Period	1.37

As of December 31, 2006, there was $4.0 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years. The intrinsic value of stock options exercised in 2006 was $10.5 million.

(12) Incremental Effect of Applying FASB Statement No. 158

The following table illustrates the incremental effect on individual lines of the Consolidated Balance Sheets of applying FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006. See Footnote 1 for additional information on this statement.

	Before		After
	Application of		Application of
(Thousands of dollars)	Statement 158	Adjustments	Statement 158

Prepaid pension costs	64,966	(8,110)	56,856

Total assets	437,179	(8,110)	429,069

Other accrued liabilities	17,414	(1,437)	15,977

Total current liabilities	62,932	(1,437)	61,495

Deferred income tax liabilities	30,407	(2,385)	28,022
Postretirement benefits	11,271	(2,796)	8,475
Other liabilities	-	2,937	2,937

Accumulated other comprehensive income	2,958	(4,429)	(1,471)

Total shareholders' equity	332,569	(4,429)	328,140

(13) Other Comprehensive Income

The following table illustrates the related tax effect allocated to each component of other comprehensive income:

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2004

Foreign currency translation adjustments	$1,467	$-	$1,467
Other comprehensive income	$1,467	$-	$1,467

Year ended December 31, 2005

Foreign currency translation adjustments	$(727)	$-	$(727)
Other comprehensive income	$(727)	$-	$(727)

Year ended December 31, 2006

Foreign currency translation adjustments	$1,012	$-	$1,012
Initial application of FAS 158:

Defined benefit pension plans:
Net prior service cost	(7,294)	2,553	(4,741)
Net loss	(3,129)	1,095	(2,034)
Net transition asset	1,565	(548)	1,017
Total defined benefit pension plans	(8,858)	3,100	(5,758)

Defined benefit postretirement plans:
Net gain	2,046	(717)	1,329
Total defined benefit postretirement plans	2,046	(717)	1,329

Other comprehensive income	$(5,800)	$2,383	$(3,417)

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Income

Balance, Dec. 31, 2004	$2,673	$-	$-	$2,673

Current-period change	(727)	-	-	(727)

Balance, Dec. 31, 2005	1,946	-	-	1,946

Current-period change	1,012	-	-	1,012

Initial application of FAS 158	-	(5,758)	1,329	(4,429)

Balance, Dec. 31, 2006	$2,958	$(5,758)	$1,329	$(1,471)

(14) Stock Repurchase Plan

The Company currently has a stock repurchase plan under which the Company was authorized to spend up to $19.1 million for repurchases of its common stock. In the second quarter of 2003, the Board of Directors of the Company authorized an additional $2.0 million of stock repurchases to the plan. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in 2005 or 2006. As of December 31, 2006, the Company held 395,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at December 31, 2006.

(15) Capital Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2006, no shares of preferred stock had been issued.

(16) Retirement Benefits

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through December 31, 2006. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $3.3 million, $2.5 million and $2.5 million in the years ended December 31, 2006, 2005 and 2004, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other accrued liabilities" on the Consolidated Balance Sheet.

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

Obligations and Funded Status at December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2006	2005	2006	2005

Changes in benefit obligation

Benefit obligation at beginning of year	$182,375	$157,353	$13,087	$11,865

Service cost	5,178	4,769	172	280
Interest cost	9,104	9,421	502	704
Plan participants' contributions	-	-	1,045	1,213
Plan change	-	3,653	-	-
Actuarial loss (gain)	(18,262)	11,562	(3,895)	527
Benefits paid	(7,534)	(7,247)	(1,686)	(1,502)

Benefit obligation at end of year	170,861	179,511	9,225	13,087

Change in plan assets

Fair value of plan assets at beginning of year	209,560	200,373	-	-

Actual return on plan assets	22,567	16,434	-	-
Employer contributions	33	-	641	289
Plan participants' contributions	-	-	1,045	1,213
Benefits paid	(7,534)	(7,247)	(1,686)	(1,502)

Fair value of plan assets at end of year	224,626	209,560	-	-

Funded (unfunded) status at end of year	$53,765	30,049	$(9,225)	(13,087)

Unrecognized net actuarial loss (gain)		26,667		1,693
Unrecognized prior service cost (benefit)		7,840		-
Unrecognized net transition asset		(2,491)		-

Net amount recognized		62,065		(11,394)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2006	2005	2006	2005

Prepaid pension costs	$56,856	$62,065	$-	$-
Other current accrued liabilities	(154)	-	(750)	-
Postretirement benefits	-	-	(8,475)	(11,394)
Other non-current liabilities	(2,937)	-	-	-

	$53,765	$62,065	$(9,225)	$(11,394)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2006	2005	2006	2005

Prior service cost	$4,741	$-	$-	$-
Net loss (gain)	2,034	-	(1,329)	-
Transition asset	(1,017)	-	-	-

	$5,758	$-	$(1,329)	$-

The accumulated benefit obligation for all defined benefit pension plans was $158.4 million and $164.9 million at December 31, 2006, and 2005, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		Other Benefits
(Thousands of dollars)	2006	2005	2006	2005

Net Periodic Benefit Cost

Service cost	$5,178	$4,769	$172	$280
Interest cost	9,104	9,421	502	704
Expected return on plan assets	(16,458)	(15,887)	-	-
Amortization of prior service cost	566	374	-	-
Amortization of net (gain) loss	61	134	(156)	52
Amortization of transition asset	(926)	(926)	-	-

Net periodic benefit cost (income)	(2,475)	(2,115)	518	1,036

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

None

The estimated net loss, prior service cost and transition asset for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $49,000, $596,000 and ($926,000), respectively. The estimated net gain for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($180,000).

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.50%	4.25%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.50%	6.00%	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.50%	4.25%	N/A	N/A

For 2006, the Company assumed a long-term asset rate of return of 8.00%. In developing the 8.00% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2005), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Assumed health care cost trend rates at

December 31

Since the Company’s costs for the retiree medical was fixed as of January 1, 1997, no health care cost inflation has been assumed and any change in health care trend rates would not have any impact on the plan’s service cost, interest cost or benefit obligation.

Plan Assets

The Company’s qualified pension plan weighted-average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Target	Plan Assets
	Allocation	At December 31,
	2007	2006	2005

Equity securities	40% - 70%	65%	60%
Debt securities	30% - 60%	26%	28%
Real estate	0% - 15%	9%	12%

Total		100%	100%

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, international equities, fixed income and real estate.

No equity or debt securities of the Company were held by the plan at December 31, 2006, or 2005.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2006, and 2005.

Cash Flows

Contributions

The Company expects to make contributions of $160,000 to the pension plans and expects to make contributions of $772,000 to the postretirement plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2007	$8,331	$772
2008	8,900	779
2009	9,436	781
2010	9,974	786
2011	10,578	793
2012 - 2016	61,877	3,963

(17) Commitments and Contingencies

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

Product warranties: The change in the aggregate product warranty liability for the year ended December 31, 2006, is as follows:

(Thousands of dollars)

Beginning balance	$3,245

Claims paid	(2,550)
Additional warranties issued	3,192
Revisions in estimates	(251)
Currency	32

Ending balance	$3,668

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)

2007	$673
2008	568
2009	464
2010	352
2011	53

All years	$2,110

Expenditures for rentals and leases, including short-term rental contracts, were $2.9 million, $2.3 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital expenditures: As of December 31, 2006, the Company had contractual commitments for capital expenditures of $4.1 million that are expected to be paid in 2007.

(18) Business Segment Information

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

(Thousands of dollars)	2006	2005	2004
Sales by segment:
Oil Field	$401,200	$307,075	$216,025
Power Transmission	124,922	106,616	79,498
Trailer	79,370	78,476	60,758
Total sales	$605,492	$492,167	$356,281
Sales by geographic region:
United States	$428,211	$355,631	$262,606
Europe	32,789	28,552	15,278
Canada	40,143	34,140	19,544
Latin America	60,049	51,346	43,349
Other	44,300	22,498	15,504
Total sales	$605,492	$492,167	$356,281
Earnings (loss) before income taxes:
Oil Field	$85,325	$57,659	$25,089
Power Transmission	19,022	13,492	2,332
Trailer	(1,661)	(2,454)	(5,079)
Corporate	2,043	578	362
Total earnings (loss) before income taxes	$104,729	$69,275	$22,704
Assets by segment:
Oil Field	$213,854	$184,330	$154,315
Power Transmission	105,013	87,485	75,562
Trailer	27,582	39,433	38,346
Corporate	82,620	48,547	32,046
Total assets	$429,069	$359,795	$300,269
Property, plant & equipmet, net, by geographic region
United States	$81,385	$70,017	$70,290
Europe	10,740	6,948	8,483
Canada	11,612	7,309	5,746
Latin America	8,985	8,582	4,867
Other	359	124	169
Total P, P & E, net	$113,081	$92,980	$89,555
Capital expenditures by segment
Oil Field	$19,554	$11,815	$9,274
Power Transmission	10,486	2,668	2,095
Trailer	358	523	158
Corporate	843	797	196
Total capital expenditures	$31,241	$15,803	$11,723
Depreciation/amortization by segment:
Oil Field	$7,166	$6,257	$5,627
Power Transmission	3,595	3,662	4,353
Trailer	636	490	481
Corporate	553	968	1,363
Total depreciation/amortization	$11,950	$11,377	$11,824

Additional key segment information is presented below:

Year Ended December 31, 2006

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$404,432	$133,674	$79,413	$-	$617,519
Inter-segment sales	(3,232)	(8,752)	(43)	-	(12,027)
Net sales	$401,200	$124,922	$79,370	$-	$605,492

Operating income (loss)	$85,790	$19,126	$(1,661)	$-	$103,255
Other income (expense), net	(465)	(104)	-	2,043	1,474
Earnings (loss) before
income tax provision	$85,325	$19,022	$(1,661)	$2,043	$104,729

Year Ended December 31, 2005

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$312,803	$112,527	$78,480	$-	$503,810
Inter-segment sales	(5,728)	(5,911)	(4)	-	(11,643)
Net sales	$307,075	$106,616	$78,476	$-	$492,167

Operating income (loss)	$58,037	$13,621	$(2,452)	$-	$69,206
Other income (expense), net	(378)	(129)	(2)	578	69
Earnings (loss) before
income tax provision	$57,659	$13,492	$(2,454)	$578	$69,275

Year Ended December 31, 2004

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$218,056	$81,622	$60,790	$-	$360,468
Inter-segment sales	(2,031)	(2,124)	(32)	-	(4,187)
Net sales	$216,025	$79,498	$60,758	$-	$356,281

Operating income (loss)	$25,545	$2,243	$(5,075)	$-	$22,713
Other income (expense), net	(456)	89	(4)	362	(9)
Earnings (loss) before
income tax provision	$25,089	$2,332	$(5,079)	$362	$22,704

(19) Concentrations of Credit Risk

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

(20) Quarterly Financial Data

The following table sets forth unaudited quarterly financial data for 2006 and 2005:

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2006

Sales	$133.4	$147.7	$158.8	$165.6
Gross profit	35.4	39.1	38.7	43.0
Net earnings	15.2	17.4	17.4	23.0

Basic earnings per share	1.03	1.18	1.17	1.54
Diluted earnings per share	1.01	1.16	1.15	1.52

2005

Sales	$101.4	$121.7	$123.7	$145.4
Gross profit	22.4	28.0	28.4	34.5
Net earnings	7.4	10.4	11.3	15.4

Basic earnings per share	0.53	0.73	0.78	1.05
Diluted earnings per share	0.52	0.71	0.76	1.03

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the section “Company Information” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2006. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in the section “Company Information” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, entitled the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all its senior financial officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer, to adhere to the Code of Ethics for Senior Financial Officers of the Company in addressing the legal and ethical issues encountered in conducting their work. The Company has also adopted a written Corporate Code of Conduct applicable to all salaried employees of the Company, including the senior financial officers. The Company has made available to stockholders the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct on its website at www.lufkin.com or a copy can be obtained by writing to the Company Secretary, P.O. Box 849, Lufkin, Texas 75902. Any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct will be disclosed in a current report on Form 8-K within four business days of such amendment or waiver as required by the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Executive Officers”, “Compensation Committee Report”, “Stock Option Plans”, “Compensation Committee Interlocks and Insider Participation”, “Board Committees” and “Director Compensation” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions

During 2006, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Report of the Audit Committee” and “Independent Public Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report.
	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets
		Consolidated Statements of Earnings
		Consolidated Statements of Shareholders' Equity & Comprehensive Income
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

	*	(10.1)	1990 Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.
	*	(10.2)
1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

	*	(10.3)
Incentive Stock Compensation Plan 2000, included as Exhibit 4.4 to the Company's registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

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

	*	(10.8)
Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.9)
Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.10)
Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.11)
Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.12)
Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.13)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended.
	*	(10.14)	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended.
	*	(10.15)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended.
	*	(10.16)	Lufkin Industries, Inc. 2007 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 20, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.
	*	(10.17)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.18)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.19)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.20)
Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.21)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.22)	Amended and Restated Employment Agreement, dated January 1, 1999, between Lufkin Industries, Inc. and Douglas V. Smith.
	*	(10.23)
Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.23 to the Company's annual report on Form 10-K of the registrant filed Match 16, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

	*	(10.24)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

	*	(10.25)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

	*	(10.26)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

	*	(10.27)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

	*	(10.28)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

		(21)	Subsidiaries of the registrant
		(23)	Consent of Independent Registered Public Accounting Firm
		(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
		(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
		(32.1)	Section 1350 Certification of the Chief Executive Officer
		(32.2)	Section 1350 Certification of the Chief Financial Officer

* Management contract or compensatory plan or arrangement.

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2006	$759	(206)	-	(134)	$687
Year Ended December 31, 2005	176	510	-	(73)	759
Year Ended December 31, 2004	$291	272	-	387	$176

Inventory: Valuation Reserves:

Year Ended December 31, 2006	$1,171	1,466	-	393	$2,244
Year Ended December 31, 2005	1,151	207	-	187	1,171
Year Ended December 31, 2004	$1,615	(195)	-	269	$1,151

Inventory: LIFO Reserves:

Year Ended December 31, 2006	$24,544	4,344	-	-	$28,888
Year Ended December 31, 2005	20,985	3,559	-	-	24,544
Year Ended December 31, 2004	$17,778	3,207	-	-	$20,985

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

LUFKIN INDUSTRIES, INC.

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By	/s/ D. V. Smith	President and Chief Executive Officer	March 1, 2007
	D. V. Smith	(Principal Executive Officer)
By	/s/ R. D. Leslie	Vice President/Treasurer/Chief Financial Officer	March 1, 2007
	R. D. Leslie	(Principal Financial and Accounting Officer)
By	/s/ L. M. Hoes	Director	March 1, 2007
L. M. Hoes
By	/s/ J. F. Anderson	Director	March 1, 2007
J.F. Anderson
By	/s/ S. V. Baer	Director	March 1, 2007
S. V. Baer
By	/s/ S. W. Henderson, III	Director	March 1, 2007
S. W. Henderson, III
By	/s/ J. T. Jongebloed	Director	March 1, 2007
J. T. Jongebloed
By	/s/ J. H. Lollar	Director	March 1, 2007
J. H. Lollar
By	/s/ B. H. O’Neal	Director	March 1, 2007
B. H. O'Neal
By	/s/ H. J. Trout, Jr	Director	March 1, 2007
H. J. Trout, Jr.
By	/s/ T. E. Wiener	Director	March 1, 2007
T. E. Wiener

INDEX TO EXHIBITS

	Exhibit Number	Description
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

*	(10.1)	1990 Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated August 23, 1995 (File No. 33-62021), which plan is incorporated herein by reference.
*	(10.2)
1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company's registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129), which plan is incorporated herein by reference.

*	(10.3)
Incentive Stock Compensation Plan 2000, included as Exhibit 4.4 to the Company's registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

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

*	(10.8)
Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.9)
Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.10)
Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.11)
Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.12)
Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.13)	Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended.
*	(10.14)	Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended.
*	(10.15)	Lufkin Industries, Inc. Supplemental Retirement Plan, as amended.
*	(10.16)	Lufkin Industries, Inc. 2007 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 20, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.
*	(10.17)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.18)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.19)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.20)
Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.21)
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.22)	Amended and Restated Employment Agreement, dated January 1, 1999, between Lufkin Industries, Inc. and Douglas V. Smith.
*	(10.23)
Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.23 to the Company's annual report on Form 10-K of the registrant filed Match 16, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*	(10.24)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*	(10.25)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*	(10.26)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*	(10.27)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*	(10.28)
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

	(21)	Subsidiaries of the registrant
	(23)	Consent of Independent Registered Public Accounting Firm
	(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
	(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
	(32.1)	Section 1350 Certification of the Chief Executive Officer
	(32.2)	Section 1350 Certification of the Chief Financial Officer

* Management contract or compensatory plan or arrangement.