Form 10-Q
period 2007-03-31
LUFKIN INDUSTRIES INC
filed 2007-05-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Large accelerated filer   X   Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No  X

There were 15,045,655 shares of Common Stock, $1.00 par value per share, outstanding as of May 7, 2007.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1a. Risk Factor

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$84,326	$57,797
Receivables, net	77,812	90,585
Inventories	94,587	85,630
Deferred income tax assets	8,773	7,919
Other current assets	3,066	1,521
Total current assets	268,564	243,452

Property, plant and equipment, net	114,212	113,081
Prepaid pension costs	57,574	56,856
Goodwill, net	11,760	11,732
Other assets net	4,042	3,948
Total assets	$456,152	$429,069

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$27,972	$24,375
Accrued liabilities:
Payroll and benefits	8,532	9,810
Warranty expenses	3,717	3,668
Taxes payable	10,776	7,665
Other	19,000	15,977
Total current liabilities	69,997	61,495

Deferred income tax liabilities	27,998	28,022
Postretirement benefits	8,523	8,475
Other liabilities	5,049	2,937

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,339,591 and 15,322,903 shares issued and outstanding, respectively	15,340	15,323
Capital in excess par	39,681	38,173
Retained earnings	294,830	280,198
Treasury stock, 395,278 and 395,278 shares, respectively, at cost	(4,083)	(4,083)
Accumulated other comprehensive loss	(1,183)	(1,471)
Total shareholders' equity	344,585	328,140
Total liabilities and shareholders' equity	$456,152	$429,069

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2007	2006

Sales	$148,081	$133,389

Cost of Sales	108,030	97,949

Gross Profit	40,051	35,440

Selling, general and administrative expenses	14,544	12,137

Operating income	25,507	23,303

Interest income	865	410
Interest expense	(34)	(34)
Other income (expense), net	103	19

Earnings before income tax provision	26,441	23,698

Income tax provision	8,672	8,531

Net earnings	17,769	15,167

Net earnings per share
Basic	$1.19	$1.03
Diluted	$1.17	$1.01

Dividends per share	$0.21	$0.11

Weighted average number of shares outstanding:
Basic	14,938,614	14,742,279
Diluted	15,171,170	15,069,752

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$17,769	$15,167
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,215	2,754
Deferred income tax provision	(370)	584
Excess tax benefit from share-based compensation	(247)	(439)
Share-based compensation expense	995	707
Pension income	(808)	(307)
Postretirement benefits	4	187
(Gain) loss on disposition of property, plant and equipment	(93)	1
Changes in:
Receivables, net	12,936	9,851
Inventories	(8,737)	(10,306)
Other current assets	(1,537)	2,345
Accounts payable	3,013	4,712
Accrued liabilities	7,105	(3,783)
Net cash provided by operating activities	33,245	21,473

Cash flows from investing activites:
Additions to property, plant and equipment	(4,350)	(5,796)
Proceeds from disposition of property, plant and equipment	366	10
Increase in other assets	(90)	(285)
Net cash used in investing activities	(4,074)	(6,071)

Cash flows from financing activites:
Payments on short-term notes payable	-	(231)
Dividends paid	(3,138)	(1,623)
Excess tax benefit from share-based compensation	247	439
Proceeds from exercise of stock options	242	370
Net cash used in financing activities	(2,649)	(1,045)

Effect of translation on cash and cash equivalents	7	(29)

Net increase in cash and cash equivalents	26,529	14,328

Cash and cash equivalents at beginning of period	57,797	25,822

Cash and cash equivalents at end of period	$84,326	$40,150

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	March 31,	December 31,
	2007	2006

Accounts receivable	$77,882	$90,508
Notes receivable	466	472
Other receivables	183	292
Gross receivables	78,531	91,272

Allowance for doubtful accounts receivable	(253)	(215)
Allowance for doubtful notes receivable	(466)	(472)
Net receivables	$77,812	$90,585

Bad debt expense related to receivables was $0.0 million and $0.0 million in the three months ended March 31, 2007 and 2006, respectively.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):
	March 31,	December 31,
	2007	2006

Customer prepayments	$13,215	$9,411
Deferred compensation plans	4,248	4,069
Accrued professional services	925	1,057
Other accrued liabilities	612	1,440
Total other current accrued liabilities	$19,000	$15,977

4. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	March 31,	December 31,
	2007	2006

Land	$3,489	$3,482
Land improvements	8,843	8,543
Buildings	75,608	75,082
Machinery and equipment	222,431	219,783
Furniture and fixtures	5,090	5,007
Computer equipment and software	14,116	14,027
Total property, plant and equipment	329,577	325,924
Less accumulated depreciation	(215,365)	(212,843)
Total property, plant and equipment, net	$114,212	$113,081

Depreciation expense related to property, plant and equipment was $3.2 million and $2.7 million in the three months ended March 31, 2007 and 2006, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	March 31,	December 31,
	2007	2006
Gross inventories @ FIFO:
Finished goods	$8,103	$6,903
Work in progress	25,172	20,977
Raw materials & component parts	92,089	88,882
Total gross inventories @ FIFO	125,364	116,762
Less reserves:
LIFO	28,926	28,888
Valuation	1,851	2,244
Total inventories as reported	$94,587	$85,630

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $86.8 million and $82.7 million at March 31, 2007, and December 31, 2006, respectively.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2007 and 2006, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$17,769	$15,167

Denominator:
Denominator for basic net earnings per share
weighted-average shares	14,938,614	14,742,279
Effect of dilutive securities: employee stock
options	232,556	327,473
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,171,170	15,069,752

Basic net earnings per share	$1.19	$1.03
Diluted net earnings per share	$1.17	$1.01

Weighted options to purchase a total of 183,736 and 111,500 shares of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The three justices in this case will now prepare their decision and the Company anticipates that the decision will be issued in the fourth quarter of 2007. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006

Net earnings	17,769	15,167

Other comprehensive income, before tax:

Change in foreign currency translation

Foreign currency translation adjustments	368	126

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	142	-
Amortization of unrecognized transition asset included in net periodic
benefit cost	(232)	-
Amortization of unrecognized net loss included in net periodic benefit cost	12	-

Total defined benefit pension plans	(78)	-

Defined benefit postretirement plans:

Amortization of unrecognized net gain included in net periodic benefit cost	(45)	-

Total defined benefit postretirement plans	(45)	-

Total other comprehensive income, before tax	245	126

Income tax benefit related to items of other comprehensive income	43	-

Total other comprehensive income, net of tax	288	126

Total comprehensive income	$18,057	$15,293

Accumulated other comprehensive loss in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2006	$2,958	$(5,758)	$1,329	$(1,471)

Current-period change	368	(51)	(29)	288

Balance, Mar. 31, 2007	3,326	(5,809)	1,300	(1,183)

9. Segment Data
The Company operates with three business segments - Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$102,160	$35,067	$13,176	$-	$150,403
Inter-segment sales	(874)	(1,369)	(79)	-	(2,322)
Net sales	$101,286	$33,698	$13,097	$-	$148,081

Operating income (loss)	$21,436	$5,110	$(1,039)	$-	$25,507
Other income (expense), net	6	93	(3)	838	934
Earnings (loss) before
income tax provision	$21,442	$5,203	$(1,042)	$838	$26,441

Three Months Ended March 31, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$87,494	$31,894	$17,249	$-	$136,637
Inter-segment sales	(926)	(2,321)	(1)	-	(3,248)
Net sales	$86,568	$29,573	$17,248	$-	$133,389

Operating income (loss)	$18,824	$4,613	$(134)	$-	$23,303
Other income (expense), net	-	(61)	(2)	458	395
Earnings (loss) before
income tax provision	$18,824	$4,552	$(136)	$458	$23,698

10. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2007, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/06	$9,432	$2,300	$-	$11,732

Foreign currency translation	1	27	-	28
Balance as of 3/31/07	$9,433	$2,327	$-	$11,760

Goodwill impairment tests were performed in the first quarter of 2007 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):
	March 31,	December 31,
	2007	2006
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	19	20
Accumulated amortization	(309)	(285)

Ending balance	$173	$198

 11. Stock Option Plans
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

The Company currently has three stock compensation plans that are affected by SFAS 123R. The 1990 Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock, but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006

Stock-based compensation expense	$995	$707
Tax benefit	(368)	(254)
Stock-based compensation expense, net of tax	$627	$453

The fair value of each option grant during the first three months of 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Expected dividend yield	1.38%	0.69%
Expected stock price volatility	42.00% - 45.00%	44.12%
Risk free interest rate	4.81% - 4.85%	4.52%
Expected life options	3 - 5 years	5 years
Weighted-average fair value per share at grant date	$21.88	$26.97

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

A summary of stock option activity under the plans during the three months ended March 31, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2007	743,761	$29.06
Granted	35,000	60.97
Exercised	(16,688)	14.55
Forfeited or expired	(2,812)	-
Outstanding at March 31, 2007	759,261	$30.78	7.4	$20,293
Exercisable at March 31, 2007	439,107	$24.34	6.6	$14,392

As of March 31, 2007, there was $3.7 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years. The intrinsic value of stock options exercised in the first three months of 2007 was $0.7 million.

12. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more-likely-than-not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 as of January 1, 2007, and it did not have an impact on the Company's consolidated condensed financial statements. See Footnote 14 for additional information on the adoption of FIN 48.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's condensed consolidated condensed financial statements upon adoption.

13. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pensions plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other current accrued liabilities" and “Other liabilities” on the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through March 31, 2007. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $0.7 million in the three months ended March 31, 2007 and 2006, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" on the Consolidated Balance Sheet.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2007	2006	2007	2006

Service cost	$1,369	$1,324	$45	$70
Interest cost	2,400	2,412	122	176
Expected return on plan assets	(4,388)	(4,081)	-	-
Amortization of prior service cost	141	141	-	-
Amortization of unrecognized net (gain) loss	12	130	(45)	13
Amortization of unrecognized transition asset	(232)	(233)	-	-
Net periodic benefit cost (income)	$(698)	$(307)	$122	$259

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make contributions of $160,000 to its pension plans in 2007. The Company also disclosed that it expected contributions of $772,000 to be made to its postretirement plan in 2007. As of March 31, 2007, the Company has made contributions of $8,000 to its pension plans and has made contributions of $75,000 to its postretirement plan. The Company presently anticipates making additional contributions of $25,000 to its pension plans and $398,000 to its postretirement plan during the last nine months of 2007.

14. Adoption of FIN 48

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, on January 1, 2007. As of January 1, 2007, the Company had approximately $3,382,000 of total gross unrecognized tax benefits. Of this total, $2,898,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. These unrecognized tax benefits relate to the capitalization of additional inventory costs and deductions for certain accrued liabilities. The Company has initiated the procedural steps to resolve these uncertain tax positions and estimates the range of possible change to be $500,000 to $600,000.

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions. For U.S. federal purposes, tax years prior to 2002 are closed to assessment and the 2002 tax year is open to examination only to the extent of certain refund claims filed. The 2003 through 2005 tax years remain open to examination by U.S. federal and state authorities. Statutes for years prior to 2003 remain subject to review in certain US state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations. The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2002-2005), France (2004-2006) and Argentina (2001-2005).

Lufkin’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs. The Company had $146,000 accrued for interest and penalties at December 31, 2006. There were no significant changes to the accrued interest and penalties for the three-month period ending March 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

Lufkin Industries is a global supplier of oil field, power transmission and trailer products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed speed increasing and reducing gearboxes for industrial applications. Through its Trailer segment, the Company manufactures various highway trailers, including flatbed and dump trailers. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

Trends/Outlook

Oilfield
Demand for pumping unit equipment primarily depends on the level of onshore oil well drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The recent demand for pumping units has also been impacted by the use of artificial lift in natural gas and coal bed methane applications as higher energy prices have made certain extraction methods more economical. In addition, the availability of used pumping unit equipment impacts the demand for new pumping units, especially in the North American market. The higher energy prices experienced since 2004 have increased the demand for new pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. Lower average energy prices in the latter half of 2006 caused some reduced demand levels for new pumping units in the North American market, especially in Canada, during the first quarter of 2007. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, then spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. Despite recent lower energy prices, these market trends are expected to continue throughout 2007, assuming energy prices stay at recent levels.

Trailer
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. During 2004 and 2005, the freight market improved after several years of low volumes and higher operating cost. Freight-hauling demand and freight pricing increased and aging trailers required replacement. However, the recent demand for van trailers has not increased enough to meet trailer industry capacity, increasing price competition. Van demand has been impacted by freight haulers focusing purchases on new tractors before new diesel emission requirements are required on new tractors beginning in 2007. In light of these market conditions, the Company decided in the third quarter of 2006 not to participate in the van market until market conditions support better operating margins. This will give Trailer the capability to expand manufacturing capacity of flatbed and dump trailers quickly in response to market demand. Recent flatbed and dump trailer demand has decreased due to the decreased activity in the home and road construction markets.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended March 31, 2007, increased to $148.1 million from $133.4 million for the three months ended March 31, 2006, or 11.0%. This growth was primarily driven by increased sales of new oil field equipment, but also by growth in Power Transmission sales. This growth was partially offset by the impact of lower trailer sales from the Company’s previously announced decision not to participate in the trailer van market due to current market conditions.

Gross margin for the three months ended March 31, 2007, increased to 27.0% from 26.6% for the three months ended March 31, 2006. This gross margin increase was primarily due to the favorable mix effect of increased sales in Oilfield and Power Transmission and reduced Trailer sales. Oilfield and Power Transmission products generally have higher average gross margins than Trailer products. Also, Power Transmission gross margins improved in the first three months of 2007 compared to the first three months of 2006. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but net earnings for the first three months of 2007 also benefited from a lower total tax rate. The net tax rate in the three months ended March 31, 2007, was 32.8%, down from 36% in the three months ended March 31, 2006, primarily due to a reduction in tax reserves on items falling out of statute. The Company reported net earnings of $17.8 million or $1.17 per share (diluted) for the three months ended March 31, 2007, compared to net earnings of $15.2 million or $1.01 per share (diluted) for the three months ended March 31, 2006.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of March 31, 2007, and March 31, 2006. The Company had no short-term debt at March 31, 2007 and December 31, 2006. Cash balances at March 31, 2007, were $84.3 million, up from $57.8 million at December 31, 2006, due to higher net earnings and reduced working capital offsetting capital expenditures and higher dividends.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
Sales
Oil Field	$101,286	$86,568	$14,718	17.0
Power Transmission	33,698	29,573	4,125	13.9
Trailer	13,097	17,248	(4,151)	(24.1)
Total	$148,081	$133,389	$14,692	11.0

Gross Profit
Oil Field	$27,974	$24,138	$3,836	15.9
Power Transmission	11,236	9,655	1,581	16.4
Trailer	841	1,647	(806)	(48.9)
Total	$40,051	$35,440	$4,611	13.0

Oil Field

Oil Field sales increased to $101.3 million, or 17.0%, for the three months ended March 31, 2007, from $86.6 million for the three months ended March 31, 2006. Increased sales of new pumping units and service in international markets and increased sales of automation products accounted for a majority of the increase. These increased sales of new pumping units, and related service, were primarily in the Argentina and Middle East/North Africa markets. Sales of automation equipment continued to increase due to market share growth from new product offerings and a large international order. Oil Field’s backlog decreased to $58.1 million as of March 31, 2007, from $88.6 million at March 31, 2006, and $67.1 million at December 31, 2006. This decrease is related to the weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 27.6% for three months ended March 31, 2007, compared to 27.9% for the three months ended March 31, 2006, or 0.3 percentage points. This decline was primarily caused by lower plant efficiencies and fixed cost coverage in the US and Canada manufacturing facilities from lower production levels as North American demand for new pumping units has decreased.

Direct selling, general and administrative expenses for Oil Field increased to $4.4 million, or 23.8%, for the three months ended March 31, 2007, from $3.5 million for the three months ended March 31, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.3% for the three months ended March 31, 2007, from 4.1% for the three months ended March 31, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $33.7 million, or 13.9%, for the three months ended March 31, 2007, compared to $29.6 million for the three months ended March 31, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas production and refining from both the US and France manufacturing facilities. Power Transmission backlog at March 31, 2007, increased to $103.5 million from $67.4 million at March 31, 2006, and $95.6 million at December 31, 2006, primarily from sales of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 33.3% for the three months ended March 31, 2007, compared to 32.6% for the three months ended March 31, 2006, from increased sales of higher-margin high-speed units and improved margins from gear repair.

Direct selling, general and administrative expenses for Power Transmission increased to $4.4 million, or 21.5%, for the three months ended March 31, 2007, from $3.6 million for the three months ended March 31, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales increased to 13.2% for the three months ended March 31, 2007, from 12.3% for the three months ended March 31, 2006.

Trailer

Trailer sales for the three months ended March 31, 2007, decreased to $13.1 million, or 24.1%, from $17.3 million for the three months ended March 31, 2006. This decrease is primarily related to the decline in new van trailer sales. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also down due to weakness in the home construction market and low seasonal demand in the road construction market. Backlog for the Trailer segment decreased to $15.9 million at March 31, 2007, compared to $33.6 million at March 31, 2006, and $18.4 million at December 31, 2006. The backlog decrease was primarily from lower van trailer backlog related to the decision to not take additional van trailer orders.

Trailer gross margin decreased to 6.4% for the three months ended March 31, 2007, from 9.5% for the three months ended March 31, 2006, or 3.1 percentage points. This decrease was primarily due to plant reconfiguration costs associated with ending van trailer production.

Direct selling, general and administrative expenses for Trailer decreased to $0.5 million, or 21.3%, for the three months ended March 31, 2007, from $0.7 million for the three months ended March 31, 2006, from lower general liability legal and claims expenses. Direct selling, general and administrative expenses as a percentage of sales slightly increased to 4.0% for the three months ended March 31, 2007, from 3.9% for the three months ended March 31, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $5.2 million, or 21.5%, for the three months ended March 31, 2007, from $4.3 million for the three months ended March 31, 2006, primarily from the higher employee-related and stock option expenses.

Interest income, interest expense and other income and expense for the three months ended March 31, 2007, totaled $0.9 million of income compared to income of $0.4 million for the three months ended March 31, 2006, primarily due to an increase in interest income from higher cash balances.

Pension income, which is reported as a reduction of cost of sales, increased to $0.8 million for the three months ended March 31, 2007, or 163%, compared to $0.3 million for the three months ended March 31, 2006. This increase is primarily due to lower interest and service costs from the lower projected benefit obligation from March 31, 2006, and higher expected returns due to increases in asset balances. The projected benefit obligation was remeasured lower in the second quarter of 2006. Pension income in 2007 is expected only to increase to approximately $3.2 million from $2.9 million in 2006.

The net tax rate for the three months ended March 31, 2007, was 32.8% compared to 36.0% in the three months ended March 31, 2006. The net tax rate for the first three months of 2007 was the result of the effective tax rate of 35.0% benefiting from a reduction in tax reserves on items falling out of statute.

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

The Company’s cash balance totaled $84.3 million at March 31, 2007, compared to $57.8 million at December 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was $33.2 million, net cash used in investing activities totaled $4.1 million and net cash used in financing activities amounted to $2.6 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $20.4 million and a decrease in working capital of $12.8 million. This working capital decrease was primarily due to lower receivables from reduced sales levels during the fourth quarter of 2006 and reduced days sales outstanding, as well as the benefit of making no US federal tax payments in the first quarter of 2007. These decreases were partially offset by increased inventory balances from higher production activity in Power Transmission and Oil Field automation products. Net cash used in investing activities included net capital expenditures totaling $4.0 million and an increase in other assets of $0.1 million. Capital expenditures in the first three months of 2007 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2007 are projected to be approximately $30.0 to $35.0 million, primarily for the expansion of manufacturing capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $3.1 million, or $0.21 per share, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises of $0.5 million.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2007, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $6.0 million, $21.5 million of borrowing capacity was available at March 31, 2007.

The Company currently has a stock repurchase plan under which the Company was authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in the first three months of 2007. As of March 31, 2007, the Company held 395,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at March 31, 2007.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, the evaluation of a tax position is a two-step process. The first step requires determining whether it is more-likely-than-not that a tax position will be sustained upon examination or appeals based on the technical merits of the position. The second step requires that a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable and/or an increase in a deferred tax liability. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met and previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company adopted FIN 48 as of January 1, 2007, and it did not have an impact on the Company's consolidated condensed financial statements. As of March 31, 2007, the Company had approximately $2,700,000 of total gross unrecognized tax benefits.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

 .
Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2007, this inter-company debt was comprised of (0.3) million euros and $10.6 million Canadian dollars. As of March 31, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The three justices in this case will now prepare their decision and the Company anticipates that the decision will be issued in the fourth quarter of 2007. The Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6. Exhibits.

10.1	Lufkin Industries, Inc. 2007 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 20, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

LUFKIN INDUSTRIES, INC.

By:	/s/ R. D. Leslie

R.D. Leslie
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lufkin Industries, Inc. 2007 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 20, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith