Form 10-Q/A
period 2007-03-31
LUFKIN INDUSTRIES INC
filed 2007-06-01
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
AMENDMENT 1

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

Due to inadvertent typographical errors on Exhibits 31.1, 31.2, 32.1, and 32.2, we have filed an Amendment. The original Exhibits made reference to Annual Reports on form 10-K for the period ended December 31, 2006. These now reference Quarter Reports on form 10-Q/A for the period ended March 31, 2007.

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

Date: June 1, 2007

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