Form 10-Q
period 2007-06-30
LUFKIN INDUSTRIES INC
filed 2007-08-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes ___No  X

There were 15,065,006 shares of Common Stock, $1.00 par value per share, outstanding as of August 6, 2007.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$76,469	$57,797
Receivables, net	84,099	90,585
Inventories	100,741	85,630
Deferred income tax assets	9,244	7,919
Other current assets	4,483	1,521
Total current assets	275,036	243,452

Property, plant and equipment, net	118,392	113,081
Prepaid pension costs	56,557	56,856
Goodwill, net	11,798	11,732
Other assets net	4,209	3,948
Total assets	$465,992	$429,069

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$25,947	$24,375
Accrued liabilities:
Payroll and benefits	8,357	9,810
Warranty expenses	3,999	3,668
Taxes payable	3,163	7,665
Other	17,468	15,977
Total current liabilities	58,934	61,495

Deferred income tax liabilities	27,616	28,022
Postretirement benefits	7,444	8,475
Other liabilities	5,770	2,937

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,492,784 and 15,322,903 shares issued and outstanding, respectively	15,493	15,323
Capital in excess par	45,962	38,173
Retained earnings	309,185	280,198
Treasury stock, 395,278 and 395,278 shares, respectively, at cost	(4,083)	(4,083)
Accumulated other comprehensive loss	(329)	(1,471)
Total shareholders' equity	366,228	328,140
Total liabilities and shareholders' equity	$465,992	$429,069

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$144,505	$147,690	$292,585	$281,080

Cost of Sales	104,181	108,539	212,210	206,489

Gross Profit	40,324	39,151	80,375	74,591

Selling, general and administrative expenses	14,699	13,099	29,243	25,236

Operating income	25,625	26,052	51,132	49,355

Interest income	966	446	1,831	856
Interest expense	(25)	(29)	(58)	(63)
Other income (expense), net	614	21	716	39

Earnings before income tax provision	27,180	26,490	53,621	50,187

Income tax provision	9,659	9,035	18,331	17,565

Net earnings	17,521	17,455	35,290	32,622

Net earnings per share
Basic	$1.17	$1.18	$2.35	$2.21
Diluted	$1.15	$1.16	$2.32	$2.16

Dividends per share	$0.21	$0.15	$0.42	$0.26

Weighted average number of shares outstanding:
Basic	15,026,974	14,808,539	14,991,428	14,791,140
Diluted	15,229,990	15,090,563	15,209,214	15,092,071

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$35,290	$32,622
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	6,832	5,612
Deferred income tax provision	(746)	750
Excess tax benefit from share-based compensation	(2,565)	(2,685)
Share-based compensation expense	2,270	1,594
Pension income	(1,629)	(1,450)
Postretirement benefits	(157)	75
Gain on disposition of property, plant and equipment	(87)	(57)
Changes in:
Receivables, net	7,104	(620)
Inventories	(13,939)	(12,226)
Other current assets	(2,127)	2,398
Accounts payable	593	5,232
Accrued liabilities	(314)	(13,286)
Net cash provided by operating activities	30,525	17,959

Cash flows from investing activites:
Additions to property, plant and equipment	(10,988)	(13,129)
Proceeds from disposition of property, plant and equipment	371	111
Increase in other assets	(302)	(208)
Net cash used in investing activities	(10,919)	(13,226)

Cash flows from financing activites:
Payments on short-term notes payable	-	(224)
Dividends paid	(6,304)	(3,855)
Excess tax benefit from share-based compensation	2,565	2,685
Proceeds from exercise of stock options	2,682	2,142
Net cash (used in) provided by financing activities	(1,057)	748

Effect of translation on cash and cash equivalents	123	87

Net increase in cash and cash equivalents	18,672	5,568

Cash and cash equivalents at beginning of period	57,797	25,822

Cash and cash equivalents at end of period	$76,469	$31,390

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the condensed consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	June 30,	December 31,
	2007	2006

Accounts receivable	$83,875	$90,508
Notes receivable	460	472
Other receivables	412	292
Gross receivables	84,747	91,272

Allowance for doubtful accounts receivable	(260)	(215)
Allowance for doubtful notes receivable	(388)	(472)
Net receivables	$84,099	$90,585

Bad debt expense related to receivables was negligible in the three months ended June 30, 2007 and 2006, and in the six months ended June 30, 2007 and 2006.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2007	2006

Customer prepayments	$11,379	$9,411
Deferred compensation plans	4,469	4,069
Accrued professional services	778	1,057
Other accrued liabilities	842	1,440
Total other current accrued liabilities	$17,468	$15,977

4. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	June 30,	December 31,
	2007	2006

Land	$3,494	$3,482
Land improvements	9,186	8,543
Buildings	77,502	75,082
Machinery and equipment	227,913	219,783
Furniture and fixtures	5,257	5,007
Computer equipment and software	14,181	14,027
Total property, plant and equipment	337,533	325,924
Less accumulated depreciation	(219,141)	(212,843)
Total property, plant and equipment, net	$118,392	$113,081

Depreciation expense related to property, plant and equipment was $3.6 million and $2.9 million in the three months ended June 30, 2007 and 2006, respectively, and $6.8 million and $5.6 million in the six months ended June 30, 2007 and 2006, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2007	2006
Gross inventories @ FIFO:
Finished goods	$8,781	$6,903
Work in progress	23,895	20,977
Raw materials & component parts	98,929	88,882
Total gross inventories @ FIFO	131,605	116,762
Less reserves:
LIFO	29,301	28,888
Valuation	1,563	2,244
Total inventories as reported	$100,741	$85,630

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $87.0 million and $82.7 million at June 30, 2007, and December 31, 2006, respectively.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2007 and 2006, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$17,521	$17,455	$35,290	$32,622

Denominator:
Denominator for basic net earnings per share
weighted-average shares	15,026,974	14,808,539	14,991,428	14,791,140
Effect of dilutive securities: employee stock
options	203,016	282,024	217,786	300,931
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,229,990	15,090,563	15,209,214	15,092,071

Basic net earnings per share	$1.17	$1.18	$2.35	$2.21
Diluted net earnings per share	$1.15	$1.16	$2.32	$2.16

Weighted options to purchase a total of 147,849 and 121,874 shares of the Company’s common stock for the three months ended June 30, 2007 and 2006, respectively, and 180,662 and 109,367 shares of the Company’s common stock for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period would have been antidilutive.

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

8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive loss during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	17,521	17,455	35,290	32,622

Other comprehensive income, before tax:

Change in foreign currency translation

Foreign currency translation adjustments	1,819	1,317	2,188	1,443

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	142	-	283	-
Amortization of unrecognized transition
asset included in net periodic benefit cost	(231)	-	(463)	-
Amortization of unrecognized net loss
included in net periodic benefit cost	39	-	51	-
Net loss arising during period	(2,354)	-	(2,354)	-

Total defined benefit pension plans	(2,404)	-	(2,483)	-

Defined benefit postretirement plans:

Amortization of unrecognized net gain
included in net periodic benefit cost	(68)	-	(113)	-
Net gain arising during period	987	-	987	-

Total defined benefit postretirement plans	919	-	874	-

Total other comprehensive income, before tax	334	1,317	579	1,443

Income tax benefit related to items of other
comprehensive income	520	-	563	-

Total other comprehensive income, net of tax	854	1,317	1,142	1,443

Total comprehensive income	$18,375	$18,772	$36,432	$34,065

In the second quarter of 2007, the pension and post-retirement plans were remeasured as of January 1, 2007, which resulted in plan gains and losses.

Accumulated other comprehensive loss in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2006	$2,958	$(5,758)	$1,329	$(1,471)

Current-period change	2,188	(1,614)	568	1,142

Balance, June 30, 2007	5,146	(7,372)	1,897	(329)

9. Stock Repurchase Plan
On August 2, 2007, the Company announced that the Board of Directors had authorized the use of up to an additional $30 million in cash for the repurchase of shares of the Company’s common stock. The purchases are to be made from time to time at prevailing market prices. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of June 30, 2007, authorizations of $2.1 million remained from prior authorizations.

10. Segment Data
The Company operates with three business segments - Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended June 30, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$94,006	$41,330	$10,931	$-	$146,267
Inter-segment sales	(833)	(928)	(1)	-	(1,762)
Net sales	$93,173	$40,402	$10,930	$-	$144,505

Operating income (loss)	$18,935	$7,382	$(692)	$-	$25,625
Other income (expense), net	571	(29)	1	1,012	1,555
Earnings (loss) before
income tax provision	$19,506	$7,353	$(691)	$1,012	$27,180

Three Months Ended June 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$97,682	$33,314	$19,975	$-	$150,971
Inter-segment sales	(941)	(2,339)	(1)	-	(3,281)
Net sales	$96,741	$30,975	$19,974	$-	$147,690

Operating income (loss)	$20,799	$5,726	$(473)	$-	$26,052
Other income (expense), net	(29)	(20)	1	486	438
Earnings (loss) before
income tax provision	$20,770	$5,706	$(472)	$486	$26,490

Six Months Ended June 30, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$196,166	$76,386	$24,105	$-	$296,657
Inter-segment sales	(1,707)	(2,286)	(79)	-	(4,072)
Net sales	$194,459	$74,100	$24,026	$-	$292,585

Operating income (loss)	$40,371	$12,492	$(1,731)	$-	$51,132
Other income (expense), net	578	64	(3)	1,850	2,489
Earnings (loss) before
income tax provision	$40,949	$12,556	$(1,734)	$1,850	$53,621

Six Months Ended June 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$185,176	$65,209	$37,224	$-	$287,609
Inter-segment sales	(1,867)	(4,660)	(2)	-	(6,529)
Net sales	$183,309	$60,549	$37,222	$-	$281,080

Operating income (loss)	$39,623	$10,339	$(607)	$-	$49,355
Other income (expense), net	(30)	(81)	(1)	944	832
Earnings (loss) before
income tax provision	$39,593	$10,258	$(608)	$944	$50,187

11. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/06	$9,432	$2,300	$-	$11,732

Foreign currency translation	8	58	-	66
Balance as of 6/30/07	$9,440	$2,358	$-	$11,798

Goodwill impairment tests were performed in the first quarter of 2007 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):
	June 30,	December 31,
	2007	2006
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	29	20
Accumulated amortization	(332)	(285)

Ending balance	$160	$198

12. Stock Option Plans
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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock-based compensation expense	$1,275	$888	$2,270	$1,594
Tax benefit	(472)	(337)	(840)	(606)
Stock-based compensation expense, net of tax	$803	$551	$1,430	$988

The fair value of each option grant during the first six months of 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Expected dividend yield	1.30% - 1.38%	0.69% - 0.91%
Expected stock price volatility	42.00% - 45.00%	44.12% - 45.35%
Risk free interest rate	4.56% - 4.85%	4.52% - 5.01%
Expected life options	3 - 6 years	6 - 8 years
Weighted-average fair value per share at grant date	$23.28	$28.16

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

A summary of stock option activity under the plans during the six months ended June 30, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2007	743,761	$29.06
Granted	51,000	62.05
Exercised	(169,881)	15.79
Forfeited or expired	(2,812)	46.45
Outstanding at June 30, 2007	622,068	$35.31	7.4	$18,218
Exercisable at June 30, 2007	301,914	$30.73	6.7	$10,236

As of June 30, 2007, there was $2.9 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years. The intrinsic value of stock options exercised in the first six months of 2007 was $8.0 million.

13. Recently Issued Accounting Pronouncements
Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's condensed consolidated condensed financial statements upon adoption.

14. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other current accrued liabilities" and “Other liabilities” on the consolidated condensed balance sheet.

The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical benefits, and the other plan provides life insurance benefits. Both plans are contributory, with retiree contributions adjusted periodically. The Company accrues the estimated costs of the plans over the employees’ service periods. The Company's postretirement health care plan is unfunded. For measurement purposes, the submitted claims medical trend was assumed to be 9.25% in 1997. Thereafter, the Company’s obligation is fixed at the amount of the Company’s contribution for 1997. Measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because the Company’s plan is not actuarially equivalent to Medicare Part D and is not expected to receive any subsidy.

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through June 30, 2007. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.7 million and $0.7 million in the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.4 million in the six months ended June 30, 2007 and 2006, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" on the consolidated condensed balance sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2007	2006	2007	2006

Service cost	$1,356	$1,225	$42	$16
Interest cost	2,462	2,099	107	75
Expected return on plan assets	(4,435)	(4,149)	-	-
Amortization of prior service cost	142	142	-	-
Amortization of unrecognized net (gain) loss	39	(115)	(68)	(91)
Amortization of unrecognized transition asset	(231)	(232)	-	-
Net periodic benefit cost (income)	$(667)	$(1,030)	$81	$-

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2007	2006	2007	2006

Service cost	$2,725	$2,590	$87	$86
Interest cost	4,862	4,552	229	251
Expected return on plan assets	(8,823)	(8,230)	-	-
Amortization of prior service cost	283	283	-	-
Amortization of unrecognized net (gain) loss	51	31	(113)	(78)
Amortization of unrecognized transition asset	(463)	(464)	-	-
Net periodic benefit cost (income)	$(1,365)	$(1,238)	$203	$259

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make contributions of $160,000 to its pension plans in 2007. The Company also disclosed that it expected contributions of $772,000 to be made to its postretirement plan in 2007. As of June 30, 2007, the Company has made contributions of $16,000 to its pension plans and has made contributions of $147,000 to its postretirement plan. The Company presently anticipates making additional contributions of $16,000 to its pension plans and $572,000 to its postretirement plan during the last six months of 2007.

15. Adoption of FIN 48

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, on January 1, 2007. As of January 1, 2007, the Company had approximately $3,382,000 of total gross unrecognized tax benefits. Of this total, $2,898,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. As of June 30, 2007, the Company had approximately $3,000,000 of total gross unrecognized tax benefits.

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

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions. For U.S. federal purposes, tax years prior to 2002 are closed to assessment and the 2002 tax year is open to examination only to the extent of certain refund claims filed. The 2003 through 2005 tax years remain open to examination by U.S. federal and state authorities. The Company is currently under IRS examination for the 2002-2004 tax years for its amendments to those tax years and the originally filed and amended 2005 tax return. This examination is in the preliminary stage and the Company has no reasonable basis to conclude that any unrecognized tax benefits associated with these years will significantly increase or decrease within the next twelve months. Statutes for years prior to 2003 remain subject to review in certain US state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations. The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2002-2006), France (2004-2006) and Argentina (2001-2005).

Lufkin’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs. The Company had $146,000 accrued for interest and penalties at December 31, 2006. Interest of $43,000 and $87,000 was accrued during the three and six months ended June 30, 2007, respectively.

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

Trends/Outlook

Oilfield
Demand for pumping unit equipment primarily depends on the level of onshore oil well new and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During the first half of 2007, some reduced demand level for new pumping units in the North American market, especially in Canada, was experienced. Demand in North America. was impacted by the decline of coal-bed methane and other gas-related water lift projects tied to the lower price of gas, drilling delays from post-acquisition project reviews, the diversion of planned drilling activity to other international markets and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases, as was experienced in 2006. Increasingly in 2007, lower-priced imported pumping units have entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. Additionally, demand in Canada was impacted by weather conditions and the increased cost of drilling. The higher drilling costs have made certain projects economically unfeasible or have reduced the number of drilled wells. However, the demand for oilfield services and automation equipment continue to increase in the North American market. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift.

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

Overall, sales for the three months ended June 30, 2007, decreased to $144.5 million from $147.7 million for the three months ended June 30, 2006, or 2.2%. This decline was primarily driven by lower sales of van trailers related to the Company’s decision to suspend that product line and lower sales of new oil field equipment in the North American market. However, sales for the six months ended June 30, 2007, increased to $292.6 million from $281.1 million for the six months ended June 30, 2006, or 4.1%. This growth was primarily from increased sales of pumping field services and automation equipment and Power Transmission high-speed gearboxes, partially offset by the impact of lower van trailer and new pumping units in North America.

Gross margin for the three months ended June 30, 2007, increased to 27.9% from 26.5% for the three months ended June 30, 2006, primarily due to the favorable mix effect of increased sales in Power Transmission and reduced Trailer van sales. Power Transmission products generally have higher average gross margins than Trailer products. Gross margin for the six months ended June 30, 2007, increased to 27.5% from 26.5% for the six months ended June 30, 2006, primarily due to the same favorable mix effect mentioned above. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but increases in selling, general and administrative expenses had a negative impact on net earnings. S, G & A expenses as a percentage of revenue increased to 10.2% for the three months ended June 30, 2007, from 8.9% for the three months ended June 30, 2006, and increased to 10.0% for the six months ended June 30, 2007, from 9.0% for the six months ended June 30, 2006. These increases were related to increases in personnel-related expenses in response to prior and expected sales growth and higher stock option expense. The Company reported net earnings of $17.5 million or $1.15 per share (diluted) for the three months ended June 30, 2007, compared to net earnings of $17.5 million or $1.16 per share (diluted) for the three months ended June 30, 2006, and net earnings of $35.3 million or $2.32 per share (diluted) for the six months ended June 30, 2007, compared to net earnings of $32.6 million or $2.16 per share (diluted) for the six months ended June 30, 2006.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of June 30, 2007, and June 30, 2006. The Company had no short-term debt at June 30, 2007 and December 31, 2006. Cash balances at June 30, 2007, were $76.5 million, up from $57.8 million at December 31, 2006, due to higher net earnings offsetting capital expenditures and higher working capital and dividends.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Three Months Ended
	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
Sales
Oil Field	$93,173	$96,741	$(3,568)	(3.7)
Power Transmission	40,402	30,975	9,427	30.4
Trailer	10,930	19,974	(9,044)	(45.3)
Total	$144,505	$147,690	$(3,185)	(2.2)

Gross Profit
Oil Field	$25,632	$26,714	$(1,082)	(4.1)
Power Transmission	13,589	10,977	2,612	23.8
Trailer	1,103	1,460	(357)	(24.5)
Total	$40,324	$39,151	$1,173	3.0

Oil Field

Oil Field sales decreased to $93.2 million, or 3.7%, for the three months ended June 30, 2007, from $96.7 million for the three months ended June 30, 2006. Decreased sales of new pumping units in the North American market was partially offset by higher sales of oilfield services and automation equipment. Oil Field’s backlog decreased to $55.8 million as of June 30, 2007, from $91.0 million at June 30, 2006. This decrease is primarily related to the weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased slightly to 27.5% for three months ended June 30, 2007, compared to 27.6% for the three months ended June 30, 2006, or 0.1 percentage points. This decline was primarily caused by lower plant efficiencies and fixed cost coverage in the US and Canada manufacturing facilities from lower production levels as North American demand for new pumping units has decreased.

Direct selling, general and administrative expenses for Oil Field increased to $4.4 million, or 10.5%, for the three months ended June 30, 2007, from $4.0 million for the three months ended June 30, 2006. This increase is due to higher employee-related expenses in support of increased prior and expected sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.7% for the three months ended June 30, 2007, from 4.1% for the three months ended June 30, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $40.4 million, or 30.4%, for the three months ended June 30, 2007, compared to $31.0 million for the three months ended June 30, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas drilling, production and refining from both the US and France manufacturing facilities. Power Transmission backlog at June 30, 2007, increased to $112.9 million from $77.8 million at June 30, 2006, primarily from sales of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 33.6% for the three months ended June 30, 2007, compared to 35.4% for the three months ended June 30, 2006, from an unfavorable change in the product mix of low-speed units to more competitive markets and new equipment start-up costs in the France manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $4.4 million, or 18.0%, for the three months ended June 30, 2007, from $3.7 million for the three months ended June 30, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales, however, decreased to 10.9% for the three months ended June 30, 2007, from 12.1% for the three months ended June 30, 2006.

Trailer

Trailer sales for the three months ended June 30, 2007, decreased to $10.9 million, or 45.3%, from $20.0 million for the three months ended June 30, 2006. This decrease is primarily related to the decline in new van trailer sales, representing almost 90% of the sales decline. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also down due to weakness in the home construction market and low demand in the road construction market. Backlog for the Trailer segment decreased to $11.9 million at June 30, 2007, compared to $39.5 million at June 30, 2006. The backlog decrease was primarily from lower van trailer backlog related to the decision to not take additional van trailer orders as well as from lower flatbed and dump orders.

Trailer gross margin increased to 10.1% for the three months ended June 30, 2007, from 7.3% for the three months ended June 30, 2006, or 2.8 percentage points. This increase was primarily due to the favorable mix effect of lower van trailer sales, which traditionally had lower gross margins than flatbed or dump trailers.

Direct selling, general and administrative expenses for Trailer decreased to $0.4 million, or 49.9%, for the three months ended June 30, 2007, from $0.7 million for the three months ended June 30, 2006, from lower general liability legal and claims expenses and revised bad debt estimates of notes receivables. Direct selling, general and administrative expenses as a percentage of sales slightly decreased to 3.3% for the three months ended June 30, 2007, from 3.6% for the three months ended June 30, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $5.5 million, or 18.7%, for the three months ended June 30, 2007, from $4.6 million for the three months ended June 30, 2006, primarily from the higher employee-related and stock option expenses.

Interest income, interest expense and other income and expense for the three months ended June 30, 2007, totaled $1.6 million of income compared to income of $0.4 million for the three months ended June 30, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.8 million for the three months ended June 30, 2007, or 28%, compared to $1.1 million for the three months ended June 30, 2006. Pension income in the second quarter of 2006 benefited from a remeasurement of the projected benefit obligation. The remeasurement in the second quarter of 2007 did not have a significant impact on pension income. Pension income in 2007 is expected to increase to approximately $3.2 million from $2.9 million in 2006.

The net tax rate for the three months ended June 30, 2007, was 35.5% compared to 34.1% in the three months ended June 30, 2006. The net tax rate for the three months ended June 30, 2007, was the result of the quarterly effective tax rate of 34.4% negatively impacted by adjustments to estimates of 2006 tax liabilities paid or to be paid in 2007. The 2007 effective tax rate is expected to be approximately 35%.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
Sales
Oil Field	$194,459	$183,309	$11,150	6.1
Power Transmission	74,100	60,549	13,551	22.4
Trailer	24,026	37,222	(13,196)	(35.5)
Total	$292,585	$281,080	$11,505	4.1

Gross Profit
Oil Field	$53,606	$50,853	$2,753	5.4
Power Transmission	24,826	20,631	4,195	20.3
Trailer	1,943	3,107	(1,164)	(37.5)
Total	$80,375	$74,591	$5,784	7.8

Oil Field

Oil Field sales increased to $194.5 million, or 6.1%, for the six months ended June 30, 2007, from $183.3 million for the six months ended June 30, 2006. Increased sales of oilfield services, automation equipment and new pumping units in the Middle East and Argentina markets was partially offset by lower new pumping units in the North American market. Oil Field’s backlog decreased to $55.8 million as of June 30, 2007, from $67.1 million at December 31, 2006. This decrease is related to the weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased slightly to 27.6% for six months ended June 30, 2007, compared to 27.7% for the six months ended June 30, 2006, or 0.1 percentage points. This decline was primarily caused by lower plant efficiencies and fixed cost coverage in the US and Canada manufacturing facilities from lower production levels as North American demand for new pumping units has decreased.

Direct selling, general and administrative expenses for Oil Field increased to $8.8 million, or 16.7%, for the six months ended June 30, 2007, from $7.5 million for the six months ended June 30, 2006. This increase is due to higher employee-related expenses in support of increased prior and expected sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.5% for the six months ended June 30, 2007, from 4.1% for the six months ended June 30, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $74.1 million, or 22.4%, for the six months ended June 30, 2007, compared to $60.5 million for the six months ended June 30, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas drilling, production and refining from both the US and France manufacturing facilities. Power Transmission backlog at June 30, 2007, increased to $112.9 million from $95.6 million at December 31, 2006, primarily from sales of new units for the marine market.

Gross margin for the Power Transmission segment decreased to 33.5% for the six months ended June 30, 2007, compared to 34.1% for the six months ended June 30, 2006, from increased sales of low-speed units, which traditionally carry lower margins than high-speed units.

Direct selling, general and administrative expenses for Power Transmission increased to $8.7 million, or 19.7%, for the six months ended June 30, 2007, from $7.2 million for the six months ended June 30, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales, however, decreased slightly to 12.0% for the six months ended June 30, 2007, from 12.2% for the six months ended June 30, 2006.

Trailer

Trailer sales for the six months ended June 30, 2007, decreased to $24.0 million, or 35.5%, from $37.2 million for the six months ended June 30, 2006. This decrease is primarily related to the decline in new van trailer sales, representing over 80% of the sales decline. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also down due to weakness in the home construction market and low demand in the road construction market. Backlog for the Trailer segment decreased to $11.9 million at June 30, 2007, compared to $18.4 million at December 31, 2006. The backlog decrease was primarily from lower van trailer backlog related to the decision to not take additional van trailer orders as well as from lower flatbed and dump orders.

Trailer gross margin decreased slightly to 8.1% for the six months ended June 30, 2007, from 8.3% for the six months ended June 30, 2006, or 0.2 percentage points. This decrease was primarily due to the favorable mix effect of lower van trailer sales, which traditionally had lower gross margins than flatbed or dump trailers, being offset by plant reconfiguration costs in the first quarter of 2007 and lower plant utilization impacting fixed cost coverage.

Direct selling, general and administrative expenses for Trailer decreased to $0.8 million, or 36.2%, for the six months ended June 30, 2007, from $1.3 million for the six months ended June 30, 2006, from lower general liability legal and claims expenses and revised bad debt estimates of notes receivables. Direct selling, general and administrative expenses as a percentage of sales remained at 3.7% for the six months ended June 30, 2007, from the six months ended June 30, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $10.7 million, or 20.1%, for the six months ended June 30, 2007, from $8.9 million for the six months ended June 30, 2006, primarily from the higher employee-related and stock option expenses.

Interest income, interest expense and other income and expense for the six months ended June 30, 2007, totaled $2.5 million of income compared to income of $0.8 million for the six months ended June 30, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities in Canada.

Pension income, which is reported as a reduction of cost of sales, increased to $1.6 million for the six months ended June 30, 2007, or 12%, compared to $1.5 million for the six months ended June 30, 2006, primarily from expected asset returns exceeding expected expense increases. Pension income in 2007 is expected to increase to approximately $3.2 million from $2.9 million in 2006.

The net tax rate for the six months ended June 30, 2007, was 34.2% compared to 35.0% in the six months ended June 30, 2006. The net tax rate for the first six months of 2007 was the result of the quarterly effective tax rate of 34.7% positively impacted by a reduction in tax reserves on items falling out of statute, partially offset by adjustments to estimates of 2006 tax liabilities paid or to be paid in 2007. The 2007 effective tax rate is expected to be approximately 35%.

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

The Company’s cash balance totaled $76.5 million at June 30, 2007, compared to $57.8 million at December 31, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was $30.5 million, net cash used in investing activities totaled $10.9 million, net cash used in financing activities amounted to $1.1 million and the favorable effect of currency translation was $0.1 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $39.2 million, offset by an increase in working capital of $8.7 million. This working capital increase was primarily due to increased inventory balances of $13.9 million from higher production activity in Power Transmission and Oil Field automation products. Reductions in van-related trailer inventory were offset by increased inventory related to new pumping units in the US and Canada plants. A reduction in receivables of $7.1 million from reduced sales volumes as compared to the fourth quarter of 2006 partially offset this increase. Net cash used in investing activities included net capital expenditures totaling $11.0 million, asset disposal proceeds of $0.4 million and an increase in other assets of $0.3 million. Capital expenditures in the first six months of 2007 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2007 are projected to be approximately $20.0 to $25.0 million, primarily for the expansion of manufacturing capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $6.3 million, or $0.42 per share, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises of $5.2 million.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2007, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $6.9 million, $20.6 million of borrowing capacity was available at June 30, 2007.

As of June 30, 2007, the Company had a stock repurchase plan under which the Company was authorized to spend up to $19.1 million for repurchases of its common stock. Pursuant to this plan, the Company has repurchased a total of 1,656,740 shares of its common stock at an aggregate purchase price of $17.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. No shares were repurchased in the first six months of 2007. As of June 30, 2007, the Company held 395,278 shares of treasury stock at an aggregate cost of approximately $4.1 million. Authorizations of approximately $2.1 million remained at June 30, 2007. On August 2, 2007, the Company announced that the Board of Directors had authorized the use of up to an additional $30 million in cash for the repurchase of shares of the Company’s common stock. The purchases are to be made from time to time at prevailing market prices. The repurchases will be funded from existing cash balances and future operating cash flows.

Recently Issued Accounting Pronouncements

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's condensed consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated statements.

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

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that some or all of any deferred tax assets will expire before realization or that the future deductibility is not more-likely-than-not, a valuation allowance would be recorded.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2007, this inter-company debt was comprised of 0.0 million euros and $8.9 million Canadian dollars. As of June 30, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be negligible.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to A Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 2, 2007, in Lufkin, Texas to elect four directors and amend and restate and amend the Company’s Incentive Stock Compensation Plan 2000.

The Annual Meeting was held to elect to elect four directors. All of the nominated directors were elected and will serve a three-year term expiring in 2010. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:
	Votes in	Votes		Broker Non-
	Favor	Withheld	Abstentions	Votes

John H. Lollar	12,532,244	1,335,839	-	-
Bob H. O'Neal	12,943,646	924,437	-	-
Thomas E. Wiener	13,132,480	735,603	-	-
Larry M. Hoes	12,994,077	874,006	-	-

Directors with terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2008:

H. J. Trout, Jr.
J. T. Jongebloed
Suzanne V. Baer

Directors with terms expiring in 2009:

Douglas V. Smith
Simon W. Henderson III
John F. Anderson

In addition, the shareholders of the Company voted on a proposal to amend and restate the Company’s Incentive Stock Compensation Plan 2000 (the “Plan”) to increase the number of shares of Common Stock of the Company as to which options may be granted under the Plan from 1,800,000 to 2,800,000 and extend the Plan to expire on May 31, 2017. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal are as follows:
	Votes in	Votes		Broker Non-
	Favor	Against	Abstentions	Votes

Amend Stock Comp. Plan	6,730,673	5,269,122	31,097	1,837,191

Item 6. Exhibits.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

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