Form 10-Q
period 2007-09-30
LUFKIN INDUSTRIES INC
filed 2007-11-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ___No  X

There were 14,705,855 shares of Common Stock, $1.00 par value per share, outstanding as of November 7, 2007.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars, except share and per share data)

	September 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$82,943	$57,797
Receivables, net	83,366	90,585
Inventories	102,357	85,630
Deferred income tax assets	9,363	7,919
Other current assets	3,752	1,521
Total current assets	281,781	243,452

Property, plant and equipment, net	119,564	113,081
Prepaid pension costs	57,280	56,856
Goodwill, net	11,931	11,732
Other assets net	4,226	3,948
Total assets	$474,782	$429,069

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$22,675	$24,375
Accrued liabilities:
Payroll and benefits	10,619	9,810
Warranty expenses	4,101	3,668
Taxes payable	7,920	7,665
Other	19,614	15,977
Total current liabilities	64,929	61,495

Deferred income tax liabilities	33,987	28,022
Postretirement benefits	7,187	8,475
Other liabilities	5,889	2,937

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,500,472 and 15,322,903 shares issued and outstanding, respectively	15,500	15,323
Capital in excess par	46,550	38,173
Retained earnings	324,856	280,198
Treasury stock, 795,278 and 395,278 shares, respectively, at cost	(26,120)	(4,083)
Accumulated other comprehensive income/(loss)	2,004	(1,471)
Total shareholders' equity	362,790	328,140
Total liabilities and shareholders' equity	$474,782	$429,069

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$146,880	$158,802	$439,466	$439,882

Cost of Sales	105,864	120,115	318,074	326,604

Gross Profit	41,016	38,687	121,392	113,278

Selling, general and administrative expenses	13,999	12,966	43,243	38,202

Operating income	27,017	25,721	78,149	75,076

Interest income	975	427	2,806	1,284
Interest expense	(30)	(55)	(101)	(118)
Other income, net	1,154	80	1,883	119

Earnings before income tax provision	29,116	26,173	82,737	76,361

Income tax provision	10,045	8,779	28,376	26,345

Net earnings	19,071	17,394	54,361	50,016

Net earnings per share
Basic	$1.28	$1.17	$3.63	$3.37
Diluted	$1.26	$1.15	$3.58	$3.31

Dividends per share	$0.23	$0.18	$0.65	$0.44

Weighted average number of shares outstanding:
Basic	14,921,594	14,885,395	14,967,894	14,822,904
Diluted	15,084,317	15,145,128	15,168,205	15,110,807

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$54,361	$50,016
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	10,544	8,633
Deferred income tax provision/(benefit)	(558)	(1,211)
Excess tax benefit from share-based compensation	(2,706)	(2,810)
Share-based compensation expense	2,596	2,004
Pension income	(2,443)	(2,175)
Postretirement benefits	(464)	106
Gain on disposition of property, plant and equipment	(627)	(63)
Changes in:
Receivables, net	8,645	(1,384)
Inventories	(14,239)	(14,330)
Other current assets	(909)	2,869
Accounts payable	(3,551)	3,736
Accrued liabilities	14,010	(4,686)
Net cash provided by operating activities	64,659	40,705

Cash flows from investing activites:
Additions to property, plant and equipment	(14,649)	(20,755)
Proceeds from disposition of property, plant and equipment	1,188	140
Increase in other assets	(339)	(366)
Net cash used in investing activities	(13,800)	(20,981)

Cash flows from financing activites:
Payments on short-term notes payable	-	(285)
Dividends paid	(9,704)	(6,536)
Excess tax benefit from share-based compensation	2,706	2,810
Proceeds from exercise of stock options	2,792	2,301
Purchases of treasury stock	(22,037)	-
Net cash used in financing activities	(26,243)	(1,710)

Effect of translation on cash and cash equivalents	530	54

Net increase in cash and cash equivalents	25,146	18,068

Cash and cash equivalents at beginning of period	57,797	25,822

Cash and cash equivalents at end of period	$82,943	$43,890

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the condensed consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2007	2006

Accounts receivable	$82,850	$90,508
Notes receivable	455	472
Other receivables	714	292
Gross receivables	84,019	91,272

Allowance for doubtful accounts receivable	(266)	(215)
Allowance for doubtful notes receivable	(387)	(472)
Net receivables	$83,366	$90,585

Bad debt expense related to receivables was negligible in the three months ended September 30, 2007 and 2006, and in the nine months ended September 30, 2007 and 2006.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30,	December 31,
	2007	2006

Customer prepayments	$13,416	$9,411
Deferred compensation plans	4,601	4,069
Accrued professional services	695	1,057
Other accrued liabilities	902	1,440
Total other current accrued liabilities	$19,614	$15,977

4. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	September 30,	December 31,
	2007	2006

Land	$3,505	$3,482
Land improvements	9,368	8,543
Buildings	77,814	75,082
Machinery and equipment	231,073	219,783
Furniture and fixtures	5,159	5,007
Computer equipment and software	14,280	14,027
Total property, plant and equipment	341,199	325,924
Less accumulated depreciation	(221,635)	(212,843)
Total property, plant and equipment, net	$119,564	$113,081

Depreciation expense related to property, plant and equipment was $3.7 million and $3.0 million in the three months ended September 30, 2007 and 2006, respectively, and $10.5 million and $8.6 million in the nine months ended September 30, 2007 and 2006, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Gross inventories @ FIFO:
Finished goods	$8,288	$6,903
Work in progress	23,667	20,977
Raw materials & component parts	101,241	88,882
Total gross inventories @ FIFO	133,196	116,762
Less reserves:
LIFO	29,210	28,888
Valuation	1,629	2,244
Total inventories as reported	$102,357	$85,630

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $86.5 million and $82.7 million at September 30, 2007, and December 31, 2006, respectively.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2007 and 2006, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$19,071	$17,394	$54,361	$50,016

Denominator:
Denominator for basic net earnings per share
weighted-average shares	14,921,594	14,885,395	14,967,894	14,822,904
Effect of dilutive securities: employee stock
options	162,723	259,733	200,311	287,903
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,084,317	15,145,128	15,168,205	15,110,807

Basic net earnings per share	$1.28	$1.17	$3.63	$3.37
Diluted net earnings per share	$1.26	$1.15	$3.58	$3.31

Weighted options to purchase a total of 196,805 and 127,500 shares of the Company’s common stock for the three months ended September 30, 2007 and 2006, respectively, and 186,671 and 115,478 shares of the Company’s common stock for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period would have been antidilutive.

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

8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income/(loss) during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	19,071	17,394	54,361	50,016

Other comprehensive income, before tax:

Change in foreign currency translation

Foreign currency translation adjustments	2,433	(127)	4,621	1,316

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	141	-	424	-
Amortization of unrecognized transition
asset included in net periodic benefit cost	(232)	-	(695)	-
Amortization of unrecognized net loss
included in net periodic benefit cost	25	-	76	-
Net loss arising during period	(31)	-	(2,385)	-

Total defined benefit pension plans	(97)	-	(2,580)	-

Defined benefit postretirement plans:

Amortization of unrecognized net gain
included in net periodic benefit cost	(57)	-	(170)	-
Net gain arising during period	-	-	987	-

Total defined benefit postretirement plans	(57)	-	817	-

Total other comprehensive income, before tax	2,279	(127)	2,858	1,316

Income tax benefit related to items of other
comprehensive income	54	-	617	-

Total other comprehensive income/(loss), net of tax	2,333	(127)	3,475	1,316

Total comprehensive income	$21,404	$17,267	$57,836	$51,332

Accumulated other comprehensive income/(loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Income/(Loss)

Balance, Dec. 31, 2006	$2,958	$(5,758)	$1,329	$(1,471)

Current-period change	4,621	(1,677)	531	3,475

Balance, September 30, 2007	7,579	(7,435)	1,860	2,004

9. Stock Repurchase Plans
During the third quarter of 2007, the Company repurchased shares pursuant to several plans approved by the Board of Directors, under which the Company was authorized to spend up to an aggregate of $35.0 million for repurchases of its common stock, including (1) an authorization of $3.0 million made in the third quarter of 1999, (2) an authorization of $2.0 million made in the second quarter of 2003 and (3) an authorization of $30.0 million made in the third quarter of 2007. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During the third quarter of 2007, 400,000 shares were repurchased under the above plans at an aggregate price of $22.0 million, or an average price of $55.09. No shares were repurchased in the first half of 2007. As of September 30, 2007, 284,678 shares had been repurchased at an aggregate price of $3.0 million, or $10.54 per share under the 1999 plan, 35,817 shares had been repurchased at an aggregate price of $2.0 million, or $55.84 per share under the 2003 plan and 362,131 shares had been repurchased at an aggregate price of $19.9 million, or $55.00 per share under the 2007 plan. As of September 30, 2007, the Company held 795,278 shares of treasury stock at an aggregate cost of approximately $26.1 million. At September 30, 2007, approximately $10.1 million of repurchase authorizations remained under the 2007 plan.

10. Segment Data
The Company operates with three business segments - Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon historical third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following is a summary of key segment information (in thousands of dollars):
Three Months Ended September 30, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$97,081	$41,533	$9,441	$-	$148,055
Inter-segment sales	(479)	(646)	(50)	-	(1,175)
Net sales	$96,602	$40,887	$9,391	$-	$146,880

Operating income (loss)	$19,652	$8,061	$(696)	$-	$27,017
Other income (expense), net	589	(98)	621	987	2,099
Earnings (loss) before
income tax provision	$20,241	$7,963	$(75)	$987	$29,116

Three Months Ended September 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$110,264	$32,172	$19,537	$-	$161,973
Inter-segment sales	(681)	(2,490)	-	-	(3,171)
Net sales	$109,583	$29,682	$19,537	$-	$158,802

Operating income (loss)	$22,957	$2,712	$52	$-	$25,721
Other income (expense), net	14	(17)	10	445	452
Earnings (loss) before
income tax provision	$22,971	$2,695	$62	$445	$26,173

Nine Months Ended September 30, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$293,247	$117,931	$33,547	$-	$444,725
Inter-segment sales	(2,186)	(2,944)	(129)	-	(5,259)
Net sales	$291,061	$114,987	$33,418	$-	$439,466

Operating income (loss)	$60,023	$20,553	$(2,427)	$-	$78,149
Other income (expense), net	1,167	(33)	618	2,836	4,588
Earnings (loss) before
income tax provision	$61,190	$20,520	$(1,809)	$2,836	$82,737

Nine Months Ended September 30, 2006

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$295,439	$97,381	$56,761	$-	$449,581
Inter-segment sales	(2,547)	(7,150)	(2)	-	(9,699)
Net sales	$292,892	$90,231	$56,759	$-	$439,882

Operating income (loss)	$62,580	$13,051	$(555)	$-	$75,076
Other income (expense), net	(16)	(97)	9	1,389	1,285
Earnings (loss) before
income tax provision	$62,564	$12,954	$(546)	$1,389	$76,361

11. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/06	$9,432	$2,300	$-	$11,732

Foreign currency translation	15	184	-	199
Balance as of 9/30/07	$9,447	$2,484	$-	$11,931

Goodwill impairment tests were performed in the first quarter of 2007 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	33	20
Accumulated amortization	(355)	(285)

Ending balance	$141	$198

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2007 and 2006 (in thousands of dollars):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock-based compensation expense	$ 326	$ 410	$ 2,596	$ 2,004
Tax benefit	(121)	(156)	(961)	(761)
Stock-based compensation expense, net of tax	$ 205	$ 254	$ 1,635	$ 1,243

The fair value of each option grant during the first nine months of 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

A summary of stock option activity under the plans during the nine months ended September 30, 2007, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2007	743,761	$29.06
Granted	51,000	62.05
Exercised	(177,569)	15.72
Forfeited or expired	(8,187)	38.67
Outstanding at September 30, 2007	609,005	$35.58	7.2	$13,220
Exercisable at September 30, 2007	294,226	$31.16	6.5	$7,657

As of September 30, 2007, there was $2.5 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The intrinsic value of stock options exercised in the first nine months of 2007 was $8.4 million.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through September 30, 2007. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.8 million and $0.7 million in the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $2.1 million in the nine months ended September 30, 2007 and 2006, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" on the consolidated condensed balance sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2007	2006	2007	2006

Service cost	$1,363	$1,295	$44	$43
Interest cost	2,433	2,276	114	126
Expected return on plan assets	(4,411)	(4,115)	-	-
Amortization of prior service cost	141	142	-	-
Amortization of unrecognized net (gain) loss	25	15	(57)	(39)
Amortization of unrecognized transition asset	(232)	(232)	-	-
Net periodic benefit cost (income)	$(681)	$(619)	$101	$130

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2007	2006	2007	2006

Service cost	$4,089	$3,884	$131	$205
Interest cost	7,294	6,827	343	525
Expected return on plan assets	(13,234)	(12,344)	-	-
Amortization of prior service cost	424	425	-	-
Amortization of unrecognized net (gain) loss	76	46	(170)	35
Amortization of unrecognized transition asset	(695)	(695)	-	-
Net periodic benefit cost (income)	$(2,046)	$(1,857)	$304	$765

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make contributions of $160,000 to its pension plans in 2007. The Company also disclosed that it expected contributions of $772,000 to be made to its postretirement plan in 2007. As of September 30, 2007, the Company has made contributions of $23,000 to its pension plans and has made contributions of $918,000 to its postretirement plan. The Company presently anticipates making additional contributions of $8,000 to its pension plans and $115,000 to its postretirement plan during the last three months of 2007.

15. Adoption of FIN 48

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, on January 1, 2007. As of January 1, 2007, the Company had approximately $3,382,000 of total gross unrecognized tax benefits. Of this total, $2,898,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. As of September 30, 2007, the Company had approximately $2,500,000 of total gross unrecognized tax benefits.

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. These unrecognized tax benefits relate to deductions for certain accrued liabilities. The Company has initiated the procedural steps to resolve these uncertain tax positions and estimates the range of possible change to be $150,000 to $250,000.

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions. For U.S. federal purposes, tax years prior to 2002 are closed to assessment and the 2002 tax year is open to examination only to the extent of certain refund claims filed. The 2003 through 2006 tax years remain open to examination by U.S. federal and state authorities. The Company is currently under IRS examination for the 2002-2004 tax years for its amendments to those tax years, the originally filed and amended 2005 tax return and the originally filed 2006 tax return. This examination is in the preliminary stage and the Company has no reasonable basis to conclude that any unrecognized tax benefits associated with these years will significantly increase or decrease within the next twelve months. Statutes for years prior to 2003 remain subject to review in certain US state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations. The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2002-2006), France (2004-2006) and Argentina (2001-2005).

Lufkin’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs. The Company had $146,000 accrued for interest and penalties at December 31, 2006. Interest of $19,000 and $106,000 was accrued during the three and nine months ended September 30, 2007, respectively.

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

In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the US and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions.

Trends/Outlook

Oilfield
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market has been negatively affected, compared to 2006 levels, by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases, as was experienced in 2006. Increasingly in 2007, lower-priced imported pumping units have entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. However, the demand for pumping units, oilfield services and automation equipment continue to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. These market trends are expected to continue throughout 2007, assuming energy prices stay at recent levels.

Trailer
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. Due to poor market conditions, the Company decided in the third quarter of 2006 not to participate in the van market until market conditions support better operating margins. This will give Trailer the capability to expand manufacturing capacity of flatbed and dump trailers quickly in response to market demand. However, recent flatbed and dump trailer demand has decreased due to the reduced activity in the home and road construction markets as well as reduced profitability from higher fuel prices. In the third quarter of 2007, industry order rates and backlog for flatbed trailers decreased over 50% and for dump trailers over 25% compared to comparable 2006 levels.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended September 30, 2007, decreased 7.5% to $146.9 million from $158.8 million for the three months ended September 30, 2006. This decline was primarily driven by lower sales of van trailers related to the Company’s decision to suspend that product line and lower sales of new oil field equipment in the North American market. However, sales for the nine months ended September 30, 2007, decreased slightly to $439.5 million from $439.9 million for the nine months ended September 30, 2006, or 0.1%.

Gross margin for the three months ended September 30, 2007, increased to 27.9% from 24.4% for the three months ended September 30, 2006, primarily due to improved margins in Power Transmission from high-speed units. Gross margin for the nine months ended September 30, 2007, increased to 27.6% from 25.8% for the nine months ended September 30, 2006, from improved Power Transmission margins and the favorable mix effect of increased higher-margin Power Transmission sales offsetting reduced lower-margin Trailer sales. Additional segment data on gross margin is provided later in this section.

The changes in sales and gross margin primarily drove the changes in net earnings, but increases in selling, general and administrative, or S, G & A, expenses had a negative impact on net earnings. S, G & A expenses as a percentage of revenue increased to 9.5% for the three months ended September 30, 2007, from 8.2% for the three months ended September 30, 2006, and increased to 9.8% for the nine months ended September 30, 2007, from 8.7% for the nine months ended September 30, 2006. These increases were related to increases in personnel-related expenses in response to prior and expected sales growth and higher stock option expense. The Company reported net earnings of $19.1 million or $1.26 per share (diluted) for the three months ended September 30, 2007, compared to net earnings of $17.4 million or $1.15 per share (diluted) for the three months ended September 30, 2006, and net earnings of $54.4 million or $3.58 per share (diluted) for the nine months ended September 30, 2007, compared to net earnings of $50.0 million or $3.31 per share (diluted) for the nine months ended September 30, 2006.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of September 30, 2007, and September 30, 2006. The Company had no short-term debt at September 30, 2007 and December 31, 2006. Cash balances at September 30, 2007, were $82.9 million, up from $57.8 million at December 31, 2006, due to higher net earnings offsetting capital expenditures and treasury stock purchases and dividends.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
Sales
Oil Field	$96,602	$109,583	$(12,981)	(11.8)
Power Transmission	40,887	29,682	11,205	37.8
Trailer	9,391	19,537	(10,146)	(51.9)
Total	$146,880	$158,802	$(11,922)	(7.5)

Gross Profit
Oil Field	$25,981	$28,810	$(2,829)	(9.8)
Power Transmission	13,996	8,143	5,853	71.9
Trailer	1,039	1,734	(695)	(40.1)
Total	$41,016	$38,687	$2,329	6.0

Oil Field

Oil Field sales decreased to $96.6 million, or 11.8%, for the three months ended September 30, 2007, from $109.6 million for the three months ended September 30, 2006. Decreased sales of new pumping units in the North American market were partially offset by higher sales of new pumping units in the Middle East and Argentina markets. Oil Field’s backlog decreased to $63.7 million as of September 30, 2007, from $79.7 million at September 30, 2006. This decrease is primarily related to the weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased slightly to 26.9% for three months ended September 30, 2007, compared to 26.3% for the three months ended September 30, 2006, or 0.6 percentage points. This increase was primarily caused by higher margins on international pumping unit sales and the results of cost reduction initiatives related to prior-period capital spending.

Direct selling, general and administrative expenses for Oil Field increased to $4.2 million, or 6.5%, for the three months ended September 30, 2007, from $3.9 million for the three months ended September 30, 2006. This increase is due to higher employee-related expenses in support of increased sales levels. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.3% for the three months ended September 30, 2007, from 3.6% for the three months ended September 30, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $40.9 million, or 37.8%, for the three months ended September 30, 2007, compared to $29.7 million for the three months ended September 30, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas drilling, production and refining from both the U.S. and France manufacturing facilities and marine units for the river-transportation market. Power Transmission backlog at September 30, 2007, increased to $120.3 million from $81.8 million at September 30, 2006, primarily from sales of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment increased to 34.2% for the three months ended September 30, 2007, compared to 27.4% for the three months ended September 30, 2006, from increased sales of higher-margin high-speed units and reduced warranty expenses.

Direct selling, general and administrative expenses for Power Transmission increased to $4.2 million, or 8.5%, for the three months ended September 30, 2007, from $3.9 million for the three months ended September 30, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales, however, decreased to 10.4% for the three months ended September 30, 2007, from 13.1% for the three months ended September 30, 2006.

Trailer

Trailer sales for the three months ended September 30, 2007, decreased to $9.4 million, or 51.9%, from $19.5 million for the three months ended September 30, 2006. This decrease is primarily related to the decline in new van trailer sales, representing 90% of the sales decline. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also down due to weakness in the home construction market, low demand in the road construction market and reduced Gulf-coast clean-up efforts from lower hurricane activity. Backlog for the Trailer segment decreased to $8.6 million at September 30, 2007, compared to $31.7 million at September 30, 2006. The backlog decrease was primarily from lower van trailer backlog related to the decision to not take additional van trailer orders as well as from lower flatbed and dump orders.

Trailer gross margin increased to 11.1% for the three months ended September 30, 2007, from 8.9% for the three months ended September 30, 2006, or 2.2 percentage points. This increase was primarily due to the favorable mix effect of lower van trailer sales, which traditionally had lower gross margins than flatbed or dump trailers.

Direct selling, general and administrative expenses for Trailer decreased to $0.4 million, or 18.7%, for the three months ended September 30, 2007, from $0.5 million for the three months ended September 30, 2006, from lower personnel-related expenses in response to reduced volumes. However, direct selling, general and administrative expenses as a percentage of sales increased to 4.0% for the three months ended September 30, 2007, from 2.3% for the three months ended September 30, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $5.2 million, or 11.3%, for the three months ended September 30, 2007, from $4.7 million for the three months ended September 30, 2006, primarily from  higher employee-related expenses.

Net interest income, interest expense and other income and expense for the three months ended September 30, 2007, totaled $2.1 million of income compared to income of $0.5 million for the three months ended September 30, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities.

Pension income, which is reported as a reduction of cost of sales, increased to $0.8 million for the three months ended September 30, 2007, or 12%, compared to $0.7 million for the three months ended September 30, 2006. Pension income in 2007 is expected to increase to approximately $3.2 million from $2.9 million in 2006.

The net tax rate for the three months ended September 30, 2007, was 34.5% compared to 33.5% in the three months ended September 30, 2006. The net tax rate for the three months ended September 30, 2006, benefited from prior-period estimate adjustments. The 2007 effective tax rate is expected to be approximately 34.5 to 35.0%.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended
	September 30,		Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
Sales
Oil Field	$291,061	$292,892	$(1,831)	(0.6)
Power Transmission	114,987	90,231	24,756	27.4
Trailer	33,418	56,759	(23,341)	(41.1)
Total	$439,466	$439,882	$(416)	(0.1)

Gross Profit
Oil Field	$79,587	$79,664	$(77)	(0.1)
Power Transmission	38,823	28,774	10,049	34.9
Trailer	2,982	4,840	(1,858)	(38.4)
Total	$121,392	$113,278	$8,114	7.2

Oil Field

Oil Field sales decreased slightly to $291.1 million, or 0.6%, for the nine months ended September 30, 2007, from $292.9 million for the nine months ended September 30, 2006. Increased sales of oilfield services, automation equipment and new pumping units in the Middle East and Argentina markets was offset by lower sales of new pumping units in the North American market. Oil Field’s backlog decreased to $63.7 million as of September 30, 2007, from $67.1 million at December 31, 2006. This decrease is related to the weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased slightly to 27.3% for nine months ended September 30, 2007, compared to 27.2% for the nine months ended September 30, 2006, or 0.1 percentage points.

Direct selling, general and administrative expenses for Oil Field increased to $12.9 million, or 13.3%, for the nine months ended September 30, 2007, from $11.4 million for the nine months ended September 30, 2006. This increase is due to higher employee-related expenses in support of increased sales levels. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.4% for the nine months ended September 30, 2007, from 3.9% for the nine months ended September 30, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $115.0 million, or 27.4%, for the nine months ended September 30, 2007, compared to $90.2 million for the nine months ended September 30, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas drilling, production and refining from both the U.S. and France manufacturing facilities and marine units for the river-transportation market. Power Transmission backlog at September 30, 2007, increased to $120.3 million from $95.6 million at December 31, 2006, primarily from sales of new units for the marine and oil-drilling markets.

Gross margin for the Power Transmission segment increased to 33.8% for the nine months ended September 30, 2007, compared to 31.9% for the nine months ended September 30, 2006, from increased plant efficiencies and fixed cost coverage from higher production volumes.

Direct selling, general and administrative expenses for Power Transmission increased to $13.1 million, or 15.9%, for the nine months ended September 30, 2007, from $11.3 million for the nine months ended September 30, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales, however, decreased to 11.4% for the nine months ended September 30, 2007, from 12.5% for the nine months ended September 30, 2006.

Trailer

Trailer sales for the nine months ended September 30, 2007, decreased to $33.4 million, or 41.1%, from $56.8 million for the nine months ended September 30, 2006. This decrease is primarily related to the decline in new van trailer sales, representing over 85% of the sales decline. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also down due to weakness in the home construction market, low demand in the road construction market and reduced Gulf-coast clean-up efforts from lower hurricane activity. Backlog for the Trailer segment decreased to $8.6 million at September 30, 2007, compared to $18.4 million at December 31, 2006. The backlog decrease was primarily from lower flatbed and dump orders as well as from lower van trailer backlog related to the decision to not take additional van trailer orders.

Trailer gross margin increased slightly to 8.9% for the nine months ended September 30, 2007, from 8.5% for the nine months ended September 30, 2006, or 0.4 percentage points. This increase was primarily due to the favorable mix effect of lower van trailer sales, which traditionally had lower gross margins than flatbed or dump trailers, being partially offset by plant reconfiguration costs in the first quarter of 2007 and lower plant utilization impacting fixed cost coverage.

Direct selling, general and administrative expenses for Trailer decreased to $1.3 million, or 31.9%, for the nine months ended September 30, 2007, from $1.9 million for the nine months ended September 30, 2006, from lower general liability legal and claims expenses and revised bad debt estimates of notes receivables. Direct selling, general and administrative expenses as a percentage of sales increased to 3.8% for the nine months ended September 30, 2007, from 3.3% for the nine months ended September 30, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $16.0 million, or 17.1%, for the nine months ended September 30, 2007, from $13.6 million for the nine months ended September 30, 2006, primarily from the higher employee-related and stock option expenses.

Net interest income, interest expense and other income and expense for the nine months ended September 30, 2007, totaled $4.6 million of income compared to income of $1.3 million for the nine months ended September 30, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities.

Pension income, which is reported as a reduction of cost of sales, increased to $2.4 million for the nine months ended September 30, 2007, or 12%, compared to $2.2 million for the nine months ended September 30, 2006, primarily from expected asset returns exceeding expected expense increases. Pension income in 2007 is expected to increase to approximately $3.2 million from $2.9 million in 2006.

The net tax rate for the nine months ended September 30, 2007, was 34.3% compared to 34.5% in the nine months ended September 30, 2006. The 2007 effective tax rate is expected to be approximately 34.5 to 35.0%.

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

The Company’s cash balance totaled $82.9 million at September 30, 2007, compared to $57.8 million at December 31, 2006. For the nine months ended September 30, 2007, net cash provided by operating activities was $64.7 million, net cash used in investing activities totaled $13.8 million, net cash used in financing activities amounted to $26.2 million and the favorable effect of currency translation was $0.5 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $60.7 million, and a decrease in working capital of $4.0 million. This working capital decrease was primarily due to reduced receivables balances of $9.1 million from reduced sales volumes and the timing of estimated income and property tax payments of $9.6 million. An increase in inventory balances of $14.2 million from higher production activity in Power Transmission and Oil Field automation products partially offset these decreases. Net cash used in investing activities included net capital expenditures totaling $14.6 million, asset disposal proceeds of $1.2 million and an increase in other assets of $0.4 million, primarily from the increased cash value of executive life policies. Capital expenditures in the first nine months of 2007 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2007 are projected to be approximately $20.0 to $25.0 million, primarily for the expansion of manufacturing capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included treasury stock purchases of $22.0 million, dividend payments of $9.7 million, or $0.65 per share, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises of $5.5 million.

The Company has a three-year $27.5 million credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $17.5 million of committed borrowing along with an additional $10.0 million discretionary line of credit. This Bank Facility expires on December 31, 2008. Borrowings under the Bank Facility bear interest, at the Company’s option, at the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2007, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $6.9 million, $20.6 million of borrowing capacity was available at September 30, 2007.

During the third quarter of 2007, the Company repurchased shares pursuant to several plans approved by the Board of Directors, under which the Company was authorized to spend up to an aggregate of $35.0 million for repurchases of its common stock, including (1) an authorization of $3.0 million made in the third quarter of 1999, (2) an authorization of $2.0 million made in the second quarter of 2003 and (3) an authorization of $30.0 million made in the third quarter of 2007. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During the third quarter of 2007, 400,000 shares were repurchased under the above plans at an aggregate price of $22.0 million, or an average price of $55.09. No shares were repurchased in the first half of 2007. As of September 30, 2007, 284,678 shares had been repurchased at an aggregate price of $3.0 million, or $10.54 per share under the 1999 plan, 35,817 shares had been repurchased at an aggregate price of $2.0 million, or $55.84 per share under the 2003 plan and 362,131 shares had been repurchased at an aggregate price of $19.9 million, or $55.00 per share under the 2007 plan. As of September 30, 2007, the Company held 795,278 shares of treasury stock at an aggregate cost of approximately $26.1 million. At September 30, 2007, approximately $10.1 million of repurchase authorizations remained under the 2007 plan.

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

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

●	oil price volatility;
●	declines in domestic and worldwide oil and gas drilling;
●	capital spending levels of oil producers;
●	the cyclicality of the trailer industry;
●	availability and prices for raw materials;
●	the inherent dangers and complexities of our operations;
●	uninsured judgments or a rise in insurance premiums;
●	the inability to effectively integrate acquisitions;
●	labor disruptions and increasing labor costs;
●	the availability of qualified and skilled labor;
●	disruption of our operating facilities or management information systems;
●	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and
●	changes in global trade policies;
●	currency exchange rate fluctuations in the markets in which the Company operates;
●	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations
●	where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost
●	thereof or applicable tax rates;
●	costs related to legal and administrative proceedings, including adverse judgments against the Company if the
●	Company fails to prevail in reversing such judgments; and
●	general industry, political and economic conditions in the markets where the Company procures material,
●	components and supplies for the production of the Company’s principal products or where the Company’s
●	products are produced, distributed or sold.

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

The Company is exposed to currency fluctuations with debt and receivables denominated in U.S. dollars between the Company’s U.S. entity and its French and Canadian entities. As of September 30, 2007, there was a net inter-company receivable of 0.1 million euros and net debt of $8.4 million Canadian dollars. As of September 30, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

A class action complaint was filed in the U.S. District Court for the Eastern District of Texas on March 7, 1997, by an employee and a former employee who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments and promotions.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the third quarter of 2007, the Company repurchased shares pursuant to several plans approved by the Board of Directors, under which the Company was authorized to spend up to an aggregate of $35.0 million for repurchases of its common stock, including (1) an authorization of $3.0 million made in the third quarter of 1999, (2) an authorization of $2.0 million made in the second quarter of 2003 and (3) an authorization of $30.0 million made in the third quarter of 2007. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During the third quarter of 2007, 400,000 shares were repurchased under the above plans at an aggregate price of $22.0 million, or an average price of $55.09. No shares were repurchased in the first half of 2007. As of September 30, 2007, 284,678 shares had been repurchased at an aggregate price of $3.0 million, or $10.54 per share under the 1999 plan, 35,817 shares had been repurchased at an aggregate price of $2.0 million, or $55.84 per share under the 2003 plan and 362,131 shares had been repurchased at an aggregate price of $19.9 million, or $55.00 per share under the 2007 plan. As of September 30, 2007, the Company held 795,278 shares of treasury stock at an aggregate cost of approximately $26.1 million. At September 30, 2007, approximately $10.1 million of repurchase authorizations remained under the 2007 plan.

A summary of the Company’s repurchase activity for the three months ended September 30, 2007, is as follows:
Issuers Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans	Under the Plans

July 1 - July 31	-	$-	-	$32,121,001
August 1 - August 31	350,000	54.85	350,000	12,923,565
September 1 - September 30	50,000	56.78	50,000	10,084,369

Total	400,000	$55.09	400,000	$10,084,369

(1) August repurchases consist of 2,052 shares repurchased under the 1999 plan, 35,817 shares repurchased under the 2003 plan and 312,131 shares repurchased under the 2007 plan. September repurchases consist of 50,000 shares repurchased under the 2007 plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.1 to Form 8-K filed October 9, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.1
Amended and Restated Lufkin Industries, Inc. Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to Form 8-K filed August 7, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

Date: November 9, 2007

LUFKIN INDUSTRIES, INC.

By:     /s/ R. D. Leslie
R.D. Leslie
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description

3.1	Amended and Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.1 to Form 8-K filed October 9, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.1
Amended and Restated Lufkin Industries, Inc. Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to Form 8-K filed August 7, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith