Form 10-K
period 2007-12-31
LUFKIN INDUSTRIES INC
filed 2008-02-29
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                                               to

Commission file number  0-2612

LUFKIN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-0404410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 SOUTH RAGUET, LUFKIN, TEXAS	75904
(Address of principal executive offices)	(Zip Code)

                                                Registrant's telephone number, including area code         (936) 634-2211

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes     X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes           No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,““accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      X                                                                                         Accelerated filer ______
Non-accelerated filer ______                                                                                     Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No    X

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 29, 2007, was $974,544,012.

There were 14,639,806 shares of Common Stock, $1.00 par value per share, outstanding as of February 27, 2008, not including 914,278 shares classified as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas.  The Company employed approximately 2,700 people at December 31, 2007, including approximately 1,850 that were paid on an hourly basis.  Certain operations are subject to a union contract that expires in October 2008. The Company is divided into three operating segments: Oil Field, Power Transmission and Trailer.

In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008. See the Trailer section below for more information.

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

Raw Materials & Labor:
Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. During the period of 2005 through 2007, Oil Field did not experience any significant material shortages or rapid price increases. Raw material prices are not expected to decline in the short-term nor are shortages expected. Certain materials like steel round and bearings have continued to experience price increases and longer lead times. Raw material prices may continue to increase and availability may decrease with little notice.

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

Markets:
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market has been negatively affected, compared to 2006 levels, by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases, as was experienced in 2006. Increasingly in 2007, lower-priced imported pumping units have entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. However, the demand for pumping units, oilfield services and automation equipment continue to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets. An Oilfield customer and its related subsidiaries represented 14.9%, 11.6% and 8.2% of consolidated company sales in 2007, 2006 and 2005, respectively. The loss of this customer would have a material adverse effect on this segment.

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
Parts- The Company manufactures capital spares for customers in conjunction with the production of new gearboxes, as well as producing parts for aftermarket service.
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

Markets:
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and low-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. These market trends are expected to continue throughout 2008, assuming energy prices stay at or near recent levels.

Competition:
Despite the highly technical nature of the products in this segment, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Flender Graffenstaden, BHS, Renk, Kreiter GearTech, Rientjes, Falk, and Horsburgh & Scott. While price is an important factor, proven designs, workmanship and engineering support are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

Trailer

Products:
The Trailer segment manufactures various highway trailers for the freight-hauling market.
Vans- General-purpose dry-freight vans. Historically these have been the highest production trailer in the segment. However, due to van trailer manufacturing over-capacity and the entry of additional competitors, van trailer pricing reached a level that did not yield acceptable returns on the capital employed. In the third quarter of 2006, the Company announced its decision not to accept additional orders for new van trailers. After the existing backlog of van trailers was manufactured by early 2007, the van trailer manufacturing capacity was redeployed for additional flatbed and dump production.
Flatbeds- Flatbed style trailers used in hauling heavier loads that do not require protection from outdoor elements.
Dumps- Trailers designed to haul bulk materials like gravel or sand.
Parts- Through a network of company-owned branches, both trailers produced by the Company and by others are supported by replacement parts.

Raw Materials & Labor:
Trailer purchases a variety of raw materials in manufacturing its products. The principal raw materials are aluminum, structural and plate steel, axles, suspensions, tires, plywood and hardwood flooring. Trailer had annual contracts for aluminum for van production in order to mitigate price fluctuations, but due to the configurable nature of its products, Trailer does not have long-term purchase contracts on its other raw material purchases. Raw material shortages have been infrequent. Raw material prices are not expected to decline in the short-term nor are shortages expected.

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

Markets:
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. Due to poor market conditions, the Company decided in the third quarter of 2006 not to participate in the van market until market conditions support better operating margins. This decision gave Trailer the capability to expand manufacturing capacity of flatbed and dump trailers quickly in response to market demand. However, recent flatbed and dump trailer demand has decreased due to the reduced activity in the home and road construction markets as well as reduced profitability from higher fuel prices. In 2007, industry order rates and backlog for flatbed trailers decreased over 40% and for dump trailers over 25% compared to 2006 levels. In the fourth quarter of 2007, industry order rates and backlog for flatbed and dump trailers decreased almost 50% compared to the fourth quarter of 2006. Due to these market conditions, in January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008.

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

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions.  New trailer production for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001, rebounding to approximately 280,000 units in 2006 and falling to approximately 217,000 in 2007.  Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type.  Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Due to poor market conditions, the Company decided in the third quarter of 2006 not to participate in the van market, and, in January 2008, announced the decision to suspend participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008.

Increases in the prices of our raw materials could adversely affect our margins and results of operations.

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Steel and electricity prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

Interruption in our supply of raw materials could adversely affect our results of operations.

The Company relies on various suppliers to supply the components utilized to manufacture our products.  The availability of the raw materials is not only a function of the availability of steel and iron, but also the alloy materials that are utilized by our suppliers. To date, these shortages have not caused a material disruption in availability or our manufacturing operations.  However, material disruptions may occur in the future.  Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect the Company’s working capital position.  The loss of any of the Company’s suppliers or their inability to meet its price, quality, quantity and delivery requirements could have an adverse effect on the Company’s business and results of operations.

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

We may not be able to successfully integrate future acquisitions, which will cause us to fail to realize expected returns.

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

Labor disputes, increasing labor costs and the expiration of our current labor contract could have a material adverse effect on our business.

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

The industries in which the Company operates are highly competitive.  The Company competes with other manufacturers and service providers of varying sizes, some of which may have greater financial and technological resources than it does.  As an example, barriers to entry in the standard truck trailer manufacturing industry are low.  As a result, it is possible that additional competitors could enter the trailer market at any time.  In the recent past, the manufacturing over-capacity and high leverage of some of our competitors in the trailer industry, along with the bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures. This pricing pressure led to the Company’s decision in 2006 not to accept additional orders for van trailers. In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities.

If the Company is unable to compete successfully with other manufacturers and service providers, it could lose customers and its revenues may decline.  In addition, competitive pressures in the industry may affect the market prices of the Company’s new and used equipment, which, in turn, may adversely affect its sales margins, results of operations, cash flow and financial condition.

Disruption of our manufacturing operations or management information systems would have an adverse effect on our financial condition and results of operations.

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

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans, and our pension cost.

Our funding policy for our pension plan is to accumulate plan assets that, over the long-run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Our pension plan is supported by pension fund investments that are volatile and subject to financial market risk, including fixed income, domestic and foreign equity securities, real estate and hedge funds. Significant changes in investment performance or a change in the portfolio mix of invested assets could result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets could result in significant changes in the net periodic pension cost for subsequent fiscal years.

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

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties

The Company's major manufacturing facilities are located in and near Lufkin, Texas, are company-owned and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses.  The facilities by segment are:

Oilfield:
Pumping Unit Manufacturing	240,000 sq. ft.
Foundry Operations	687,000 sq. ft.

Power Transmission:
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.

Trailer Manufacturing	388,000 sq. ft.

Corporate Facilities	33,000 sq. ft.

Also, the Company has numerous service centers throughout the U.S. to support the Oil Field, Power Transmission and Trailer segments. The majority of these locations are company-owned, with some leased. None of these leases qualify as capital leases.

Internationally, there are company-owned facilities for the production and servicing of pumping units and power transmission products. The facilities by segment are:

Oilfield (Pumping unit manufacturing and repair):
Nisku, Alberta, Canada	66,000 sq. ft.
Comodoro Rivadia, Argentina	125,000 sq. ft.

Power Transmission (New unit manufacturing and repair):
Fougerolles, France	377,000 sq. ft.

Also, the Company has several international service centers to support the Oil Field segment. The majority of these locations are owned by the Company, with some leased. None of these leases qualify as capital leases.

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The three justices in this case will now prepare their decision and the Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ Stock Market (National Market) under the symbol “LUFK.” As of January 31, 2008, there were approximately 431 record holders of its common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2007 and 2006, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2007			2006
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$63.07	$50.23	$0.21	$68.67	$45.56	$0.11
Second	67.43	55.81	0.21	71.47	50.21	0.15
Third	73.25	50.73	0.23	65.21	49.05	0.18
Fourth	62.90	50.84	0.23	61.46	50.66	0.18

The Company has paid cash dividends for 68 consecutive years.  Total dividend payments were $13.1 million, $9.2 million and $5.5 million in 2007, 2006 and 2005, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	659,143	$30.87	1,158,868

Equity compensation plans not approved by security holders	-	-	-

Total	659,143	$30.87	1,158,868

2,200,000 shares were authorized for issuance pursuant to the 1990 Stock Option Plan, 300,000 shares were authorized for issuance pursuant to the 1996 Nonemployee Director Stock Option Plan and 2,800,000 shares were authorized for issuance pursuant to the Incentive Stock Compensation Plan 2000. In May 2007, shareholders approved the addition of 1,000,000 shares to the 2000 plan. Awards may be granted pursuant to the Incentive Stock Compensation Plan 2000 include options, restricted stock, performance awards, phantom shares, bonus shares and other stock-based awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2007, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million for repurchases of its common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During the fourth quarter of 2007, 100,000 shares were repurchased under the above plan at an aggregate price of $5.5 million, or an average price of $54.61. As of December 31, 2007, 500,000 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under the 2007 plan. As of December 31, 2007, the Company held 895,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At December 31, 2007, approximately $4.6 million of repurchase authorizations remained under the 2007 plan.

A summary of the Company’s repurchase activity for the three months ended December 31, 2007, is as follows:

Issuers Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

October 1 - October 31	-	$-	-	$10,084,369
November 1- November 30	-	-	-	10,084,369
December 1 - December 31	100,000	54.61	100,000	4,623,918

Total	100,000	$54.61	100,000	$4,623,918

As of December 31, 2007, 500,000 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under the 2007 plan. As of December 31, 2007, the Company held 895,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At December 31, 2007, approximately $4.6 million of repurchase authorizations remained under the 2007 plan.

Item 6.  Selected Financial Data
Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.  The following information may not be indicative of future operating results.

(In millions, except per share data)	2007	2006	2005	2004	2003

Sales	$597.2	$605.5	$492.2	$356.3	$262.3

Net earnings	74.2	73.0	44.5	14.4	9.7

Net earnings per share:
Basic	4.98	4.92	3.10	1.06	0.74
Diluted	4.92	4.83	3.03	1.04	0.73

Total assets	500.7	429.1	359.8	300.3	263.7

Cash dividends per share	0.88	0.62	0.38	0.36	0.36

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times and improve quality. Investments also continue to be made to expand the Company’s presence in automation products and international service, as with the recently opened service facility in Oman. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions. In Trailer, due to poor current and forecasted market conditions, in January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008.

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

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. These market trends are expected to continue throughout 2008, assuming energy prices stay at recent levels.

Trailer
The Company primarily sells its trailer products in the United States to small and medium size fleet freight-hauling companies through a dealer network. Demand in this market is driven by the available cash flow or financing capabilities of the industry, age of the trailer fleets, changes in government regulations, availability of quality used trailers and the medium-term outlook for freight volumes. The profitability of the freight-hauling market is driven by freight volumes, fuel prices, wage levels and insurance costs. Due to poor market conditions, the Company decided in the third quarter of 2006 not to participate in the van market until market conditions support better operating margins. Recent flatbed and dump trailer demand has decreased due to the reduced activity in the home and road construction markets as well as reduced profitability from higher fuel prices. In 2007, industry order rates and backlog for flatbed trailers decreased over 40% and for dump trailers over 25% compared to comparable 2006 levels. In the fourth quarter of 2007, industry order rates and backlog for flatbed and dump trailers decreased almost 50% compared to comparable 2006 levels. Projected market conditions for 2008 do not indicate significant improvement over current market levels, which would cause Trailer to yield unacceptable returns in these future periods. Due to these market conditions, in January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the year ended December 31, 2007, decreased to $597.2 million from $605.5 million for the year ended December 31, 2006, or 1.4%. Sales for 2005 were $492.2 million. This decline in 2007 was primarily driven by decreased sales of van trailers related to the decision in 2006 to cease production of that product line. Additional segment data on sales is provided later in this section.

Gross margin for the year ended December 31, 2007, increased to 27.9% from 25.8% for the year ended December 31, 2006, and 23.0% for year ended December 31, 2005. This overall gross margin improvement from 2006 was primarily due to the favorable mix effect of decreased lower-margin trailer sales being offset by increased sales of higher-margin power transmission products. The gross margin improvement in 2006 over 2005 was primarily related to certain cost reductions related to capital expenditures and improved margins in Power Transmission due to increased sales of higher-margin energy-related high-speed units. Additional segment data on gross margin is provided later in this section.

The improvement in gross margin in 2007 was offset by higher selling, general and administrative expenses and a higher net tax rate. The net tax rate in 2006 was 30.3% due to the benefits of research and experimentation tax credits, current and deferred state tax rate adjustments and other estimate revisions. The Company reported net earnings of $74.2 million or $4.92 per share (diluted) for the year ended December 31, 2007, compared to net earnings of $73.0 million or $4.83 per share (diluted) for the year ended December 31, 2006. Net income of $44.5 million or $3.03 per share (diluted) was reported for the year ended December 31, 2005.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of December 31, 2007, December 31, 2006 and December 31, 2005. Cash balances at December 31, 2007, were $95.7 million, up from $57.8 million at December 31, 2006, due to higher net earnings and lower capital expenditures offsetting increased treasury stock purchases and higher dividends.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2007	2006	(Decrease)	(Decrease)

Sales
Oil Field	$397,354	$401,200	$(3,846)	(1.0)
Power Transmission	158,452	124,922	33,530	26.8
Trailer	41,381	79,370	(37,989)	(47.9)
Total	$597,187	$605,492	$(8,305)	(1.4)

Gross Profit
Oil Field	$109,091	$109,414	$(323)	(0.3)
Power Transmission	52,476	41,024	11,452	27.9
Trailer	4,801	5,811	(1,010)	(17.4)
Total	$166,368	$156,249	$10,119	6.5

Oil Field

Oil Field sales decreased slightly to $397.4 million, or 1.0%, for the year ended December 31, 2007, from $401.2 million for the year ended December 31, 2006. Increased sales of oil field services, automation equipment and new pumping units in the Middle East and Argentina markets was offset by lower sales of new pumping units in the North American market. Oil Field’s backlog increased to $76.9 million as of December 31, 2007, from $67.1 million at December 31, 2006. This increase is related to increased orders for the Argentina and Middle East markets, partially offset by weaker demand for new pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased slightly to 27.5% for the year ended December 31, 2007, compared to 27.3% for the year ended December 31, 2006, or 0.2 percentage points.

Direct selling, general and administrative expenses for Oil Field increased to $17.5 million, or 12.1%, for the year ended December 31, 2007, from $15.6 million for the year ended December 31, 2006. This increase is due to higher employee-related expenses in support of increased sales levels. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.4% for the year ended December 31, 2007, from 3.9% for the year ended December 31, 2006.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $158.5 million, or 26.8%, for the year ended December 31, 2007, compared to $124.9 million for the year ended December 31, 2006. This growth was the result of increased sales of high-speed units to the energy-related markets, such as power generation and oil and gas drilling, production and refining from both the U.S. and France manufacturing facilities and low-speed marine units for the coastal, river and inland-waterway transportation market. Power Transmission backlog at December 31, 2007, increased to $122.2 million from $95.6 million at December 31, 2006, primarily from sales of new units for the marine and oil-drilling markets.

Gross margin for the Power Transmission segment increased to 33.1% for the year ended December 31, 2007, compared to 32.8% for the year ended December 31, 2006, from increased plant efficiencies and fixed cost coverage from higher production volumes and the benefit of greater sales of high-speed units.

Direct selling, general and administrative expenses for Power Transmission increased to $18.3 million, or 17.4%, for the year ended December 31, 2007, from $15.6 million for the year ended December 31, 2006. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales, however, decreased to 11.6% for the year ended December 31, 2007, from 12.5% for the year ended December 31, 2006.

Trailer

Trailer sales for the year ended December 31, 2007, decreased to $41.4 million, or 47.9%, from $79.4 million for the year ended December 31, 2006. This decrease is primarily related to the decline in new van trailer sales, representing over 78% of the sales decline. New van sales were impacted by the Company’s decision in 2006 not to take additional orders for van trailers due to poor market conditions. Sales for flatbed and dump trailers were also lower due to weakness in the home construction market, low demand in the road construction market and reduced Gulf Coast clean-up efforts from lower hurricane activity. Backlog for the Trailer segment decreased to $3.4 million at December 31, 2007, compared to $18.4 million at December 31, 2006. The backlog decrease was primarily from lower flatbed and dump orders as well as from lower van trailer backlog related to the decision to not take additional van trailer orders.

Trailer gross margin increased to 11.6% for the year ended December 31, 2007, from 7.3% for the year ended September 30, 2006, or 4.3 percentage points. This increase was primarily due to the favorable mix effect of lower van trailer sales, which traditionally had lower gross margins than flatbed or dump trailers, being partially offset by plant reconfiguration costs in the first quarter of 2007 and lower plant utilization impacting fixed cost coverage.

Direct selling, general and administrative expenses for Trailer decreased to $1.6 million, or 34.6%, for the year ended December 31, 2007, from $2.4 million for the year ended December 31, 2006, from lower general liability legal and claims expenses. Direct selling, general and administrative expenses as a percentage of sales increased to 3.9% for the year ended December 31, 2007, from 3.1% for the year ended December 31, 2006.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $21.6 million, or 11.8%, for the year ended December 31, 2007, from $19.3 million for the year ended December 31, 2006, primarily from the higher employee-related expenses and stock option expenses.

Net interest income, interest expense and other income and expense for the year ended December 31, 2007, totaled $5.4 million of income compared to income of $1.5 million for the year ended December 31, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities.

Pension income, which is reported as a reduction of cost of sales, increased to $3.3 million for the year ended December 31, 2007, or 12%, compared to $2.9 million for the year ended December 31, 2006, primarily from expected asset returns exceeding expected expense increases.

The net tax rate for the year ended December 31, 2007, was 34.2% compared to 30.3% for the year ended December 31, 2006. The lower net tax rate in 2006 was the result of several items. A tax initiative to claim research and experimentation tax credits for the 2002 through 2005 tax years and the recent legislation passed to allow a research and experimentation tax credit for the 2006 tax year produced a significant benefit to the tax rate. A lower effective state tax rate, and the related benefit to deferred tax balances, combined with the favorable impact on state deferred tax balances due to the new Texas margin tax also produced a benefit to the net tax rate. Other items such as lower international tax rates and revisions to prior period estimates produced additional benefits to the net tax rate.

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

Direct selling, general and administrative expenses for Oil Field increased to $15.6 million, or 30.5%, for the year ended December 31, 2006, from $12.0 million for the year ended December 31, 2005. This increase is due to higher employee-related expenses in support of increased current and expected sales volumes, third-party commissions and the impact of expensing stock options. Direct selling, general and administrative expenses as a percentage of sales remained at 3.9% for the year ended December 31, 2006, compared to 3.9% for the year ended December 31, 2005.

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

Trailer gross margin increased to 7.3% for the year ended December 31, 2006, from 5.7% for the year ended December 31, 2005, or 1.6 percentage points. This included the impact of the van-related equipment and inventory expenses, which reduced margins by approximately a 1.2 percentage points. This increase was due to higher selling prices for, and the favorable mix impact of, higher-margin flatbed and dump trailers, partially offset by increases in aluminum costs for van trailers and plant inefficiencies from flatbed and dump trailer production ramp-up.

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

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2008, and the foreseeable future.

The Company’s cash balance totaled $95.7 million at December 31, 2007, compared to $57.8 million at December 31, 2006. For the year ended December 31, 2007, net cash provided by operating activities was $90.3 million, net cash used in investing activities totaled $18.1 million, net cash used in financing activities amounted to $34.1 million and the unfavorable effect of foreign currency translation was $0.2 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $89.8 million and an increase in working capital of $3.8 million. This working capital increase was primarily due to higher inventory balances, which used $7.5 million, primarily from increased Power Transmission inventory related to higher sales volumes compared to the prior year. Net cash used in investing activities included net capital expenditures totaling $17.9 million. Capital expenditures in 2007 were primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2008 are projected to be approximately $50.0 to $53.0 million, primarily for the expansion of manufacturing capacity and efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included the repurchase of common stock of $27.5 million and dividend payments of $13.1 million, or $0.88 per share, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $6.5 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2007, no debt was outstanding under the Bank Facility. The Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $7.1 million, $32.9 million of borrowing capacity was available at December 31, 2007.

During 2007, the Company repurchased shares pursuant to several plans approved by the Board of Directors, under which the Company was authorized to spend up to an aggregate of $35.0 million for repurchases of its common stock, including (1) an authorization of $3.0 million made in the third quarter of 1999, (2) an authorization of $2.0 million made in the second quarter of 2003 and (3) an authorization of $30.0 million made in the third quarter of 2007. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During 2007, 500,000 shares were repurchased under the above plans at an aggregate price of $27.5 million, or an average price of $54.99. As of December 31, 2007, 284,678 shares had been repurchased at an aggregate price of $3.0 million, or $10.54 per share under the 1999 plan, 35,817 shares had been repurchased at an aggregate price of $2.0 million, or $55.84 per share under the 2003 plan and 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under the 2007 plan. During the fourth quarter of 2007, 100,000 shares were repurchased at an aggregate price of approximately $5.5 million, or $54.61 per share under the 2007 plan. As of December 31, 2007, the Company held 895,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At December 31, 2007, approximately $4.6 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization in 2008.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2007. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$3,020	$1,118	$1,261	$440	$201
Contractual commitments for capital expenditures	10,936	10,414	522	-	-

Total	$13,956	$11,532	$1,783	$440	$201

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2008 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of approximately $0.3 million and to its post-retirement health and life plans of approximately $0.6 million in 2008, depending on participation levels in these plans.

As discussed in Note 6 of the Consolidated Financial Statements, included in the Lufkin Consolidated Balance Sheet at December 31, 2007 is approximately $2.7 million of liabilities associated with uncertain tax positions in the jurisdictions in which Lufkin conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on the fair value measurement of certain investments in its qualified pension plan, but does not expect any significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also modifies the income statement presentation of noncontrolling interests, establishes methods of accounting for changes in ownership interests and requires expanded disclosures of noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements which are retrospective for all periods. The Company does not expect the adoption of SFAS 160 to have a significant impact on its consolidated financial position or results of operations.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

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

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured.  In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for a defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that some or all of any deferred tax assets will expire before realization or that the future deductibility is more-likely-than-not, a valuation allowance would be recorded.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2007 results:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(118)	$(6)
.25 percentage point decrease	121	6

Effect of change on PBO/APBO:

.25 percentage point increase	$5,044	$172
.25 percentage point decrease	(4,810)	(166)

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(551)	$-
.25 percentage point decrease	551	-

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

•	oil prices;
•	declines in domestic and worldwide oil and gas drilling;
•	capital spending levels of oil producers;
•	the cyclicality of the trailer industry;
•	availability and prices for raw materials;
•	the inherent dangers and complexities of our operations;
•	uninsured judgments or a rise in insurance premiums;
•	the inability to effectively integrate acquisitions;
•	labor disruptions and increasing labor costs;
•	the availability of qualified and skilled labor;
•	disruption of our operating facilities or management information systems;
•	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
•	currency exchange rate fluctuations in the markets in which the Company operates;
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

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed to the Company’s U.S. entity by its Canadian subsidiary. As of December 31, 2007, this inter-company debt was comprised of 8.0 million Canadian dollars. As of December 31, 2007, if the U.S. dollar strengthened by 10% over the Canadian dollar, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over the Canadian dollar, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2007, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which appears herein.

Index to Financial Statements

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment, on January 1, 2006.  In addition, the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006 as discussed in Note 1 to the consolidated financial statements.  Furthermore, as discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of SFAS No. 109 on January 1, 2007.

DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2008

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006
(Thousands of dollars, except share and per share data)

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$95,748	$57,797
Receivables, net	93,634	90,585
Income tax receivable	4,637	-
Inventories	95,821	85,630
Deferred income tax assets	1,615	7,919
Other current assets	1,412	1,521
Total current assets	292,867	243,452

Property, plant and equipment, net	120,129	113,081
Prepaid pension costs	71,571	56,856
Goodwill, net	11,990	11,732
Other assets, net	4,099	3,948
Total assets	$500,656	$429,069

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$23,977	$24,375
Accrued liabilities:
Payroll and benefits	11,444	9,810
Warranty expenses	3,641	3,668
Taxes payable	7,131	7,665
Other	21,941	15,977
Total current liabilities	68,134	61,495

Deferred income tax liabilities	34,600	28,022
Postretirement benefits	7,303	8,475
Other liabilities	5,966	2,937
Commitments and contingencies	-	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,534,184 and 15,322,903 shares issued and outstanding, respectively	15,534	15,323
Capital in excess par	48,315	38,173
Retained earnings	341,315	280,198
Treasury stock, 895,278 and 395,278 shares, respectively, at cost	(31,580)	(4,083)
Accumulated other comprehensive income (loss)	11,069	(1,471)
Total shareholders' equity	384,653	328,140
Total liabilities and shareholders' equity	$500,656	$429,069

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2007, 2006 and 2005
(Thousands of dollars, except per share data)

	2007	2006	2005

Sales	$597,187	$605,492	$492,167

Cost of sales	430,819	449,243	378,826

Gross profit	166,368	156,249	113,341

Selling, general and administrative expenses	59,034	52,994	44,135

Operating income	107,334	103,255	69,206

Interest income	3,751	1,893	563
Interest expense	(285)	(160)	(159)
Other income (expense), net	1,926	(259)	(335)

Earnings before income tax provision	112,726	104,729	69,275

Income tax provision	38,515	31,735	24,731

Net earnings	74,211	72,994	44,544

Net earnings per share
Basic	$4.98	$4.92	$3.10
Diluted	$4.92	$4.83	$3.03

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

							Accumulated
							Other
Years Ended December 31,	Common						Compre-
2007, 2006 and 2005	Stock		Capital			Compre-	hensive
(Thousands of dollars,	Shares, net	Common	In Excess	Retained	Treasury	hensive	Income
except share data)	of Treasury	Stock	of Par	Earnings	Stock	Income	(Loss)	Total

Balance, Jan. 1, 2005	13,980,680	14,472	19,488	177,374	(5,075)		2,673	208,932

Comprehensive income:
Net earnings				44,544		44,544		44,544
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						(727)		(727)
Other comprehensive income						(727)	(727)
Comprehensive income						43,817
Cash dividends				(5,491)				(5,491)
Exercise of stock options	744,686	653	12,217		951			13,821
Balance, Dec. 31, 2005	14,725,366	15,125	31,705	216,427	(4,124)		1,946	261,079

Comprehensive income:

Net earnings				72,994		72,994		72,994
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						1,012	1,012	1,012
Total comprehensive income						$74,006

Initial application of FAS 158:
Defined benefit pension plans							(5,758)
Defined benefit postretirement plans							1,329

Total initial application of FAS 158:							(4,429)	(4,429)

Cash dividends				(9,223)				(9,223)
Stock-based compensation			2,908					2,908
Exercise of stock options	202,259	198	3,560		41			3,799
Balance, Dec. 31, 2006	14,927,625	$15,323	$38,173	$280,198	$(4,083)		$(1,471)	$328,140

Comprehensive income:

Net earnings				74,211		74,211		74,211
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						5,057	5,057	5,057
Defined benefit pension plans						6,979	6,979	6,979
Defined benefit post-retirement plans						504	504	504
Total comprehensive income						$86,751

Cash dividends				(13,094)				(13,094)
Treasury stock purchases	(500,000)				(27,497)			(27,497)
Stock-based compensation			3,682					3,682
Exercise of stock options	211,281	211	6,460					6,671
Balance, Dec. 31, 2007	14,638,906	$15,534	$48,315	$341,315	$(31,580)		$11,069	$384,653

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005
(Thousands of dollars)
	2007	2006	2005
Cash flows form operating activities:
Net earnings	$74,211	$72,994	$44,544
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	14,524	11,950	11,376
Deferred income tax provision/benefit	8,795	(4,520)	(2,041)
Excess tax benefit from share-based compensation	(3,031)	(3,525)	-
Share-based compensation expense	3,682	2,908	-
Pension income	(3,257)	(2,901)	(2,115)
Postretirement benefits/obligation	(400)	(123)	747
(Gain) loss on disposition of property, plant and equipment	(450)	(123)	92
Changes in:
Receivables, net	(1,141)	(9,440)	(19,905)
Income tax receivable	(4,573)	-	-
Inventories	(7,549)	(10,490)	(20,360)
Other current assets	179	3,553	(3,533)
Accounts payable	(2,425)	3,039	(2,367)
Accrued liabilities	11,745	4,044	17,242
Net cash provided by operating activities	90,310	67,366	23,680

Cash flows from investing activites:
Additions to property, plant and equipment	(19,253)	(31,241)	(15,803)
Proceeds from disposition of property, plant and equipment	1,395	236	187
Increase in other assets	(231)	(680)	(833)
Acquisition of other companies	-	-	(3)
Net cash used in investing activities	(18,089)	(31,685)	(16,452)

Cash flows from financing activites:
Payments of short-term notes payable	-	(288)	(1,530)
Dividends paid	(13,094)	(9,223)	(5,491)
Excess tax benefit from share-based compensation	3,031	3,525	-
Proceeds from exercise of stock options	3,467	2,192	8,564
Purchases of treasury stock	(27,497)	-	-
Net cash provided by (used in) financing activities	(34,093)	(3,794)	1,543

Effect of translation on cash and cash equivalents	(177)	88	(46)

Net increase in cash and cash equivalents	37,951	31,975	8,725

Cash and cash equivalents at beginning of period	57,797	25,822	17,097

Cash and cash equivalents at end of period	$95,748	$57,797	$25,822

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Corporate Organization and Summary of Significant Accounting Policies
Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the “Company”) manufacture and sell oil field pumping units, power transmission products and highway trailers throughout the world.

Principles of consolidation:  The consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries after elimination of all inter-company accounts and transactions.

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

Foreign currencies:  Assets and liabilities of foreign operations where the applicable foreign currency is the functional currency are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting gain or loss reflected in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet.  Income statement accounts are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from balance sheet remeasurement of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of earnings as incurred.

Any gains or losses on transactions denominated in a foreign currency are included in the consolidated statements of earnings as incurred.

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

Amounts billed for shipping are classified as sales and costs incurred for shipping are classified as cost of sales in the consolidated statements of earnings.

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

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized, and are and tested for impairment at least annually. During the first quarter of 2007, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing jurisdictions where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made. Any effect of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against deferred tax assets.

The Company’s tax filings are subject to regular audit by the tax authorities in most of the jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulation, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional tax expense or tax benefit in the year in which such resolution occurs.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $47 million at December 31, 2007, the majority of which has been generated in Argentina and Canada. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

(1) Corporate Organization and Summary of Significant Accounting Policies (Continued)

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Financial instruments:  The Company’s financial instruments include cash, accounts receivable, accounts payable and debt obligations.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2007 and 2006, the Company had no reportable derivatives.

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

(Thousands of dollars, except per share data)	2005

Net earnings, as reported	$44,544

Deduct: Total stock-based employee compensation
expense determined under SFAS 123 for all awards, net of tax	(1,213)

Pro forma net earnings	$43,331

Net earnings per share:
As reported	$3.10
Pro forma	$3.02
Diluted net earnings per share
As reported	$3.03
Pro forma	$2.95

 The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005

Expected dividend yield	0.75% - 1.75%
Expected stock price volatility	38.62% - 44.14%
Risk free interest rate	4.04% - 4.47%
Expected life of options	5 - 8 years

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

Recently issued accounting pronouncements: In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on the fair value measurement of certain investments in its qualified pension plan, but does not expect any significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also modifies the income statement presentation of noncontrolling interests, establishes methods of accounting for changes in ownership interests and requires expanded disclosures of noncontrolling interests. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and will be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied. The Company does not expect the adoption of SFAS 160 to have a significant impact on its consolidated financial position or results of operations.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

(2) Receivables
The following is a summary of the Company's receivable balances at December 31:
(Thousands of dollars)	2007	2006

Accounts receivable	$93,293	$90,508
Notes receivable	447	472
Other receivables	406	292
Gross receivables	94,146	91,272

Allowance for doubtful accounts receivable	(125)	(215)
Allowance for doubtful notes receivable	(387)	(472)
Net receivables	$93,634	$90,585

Bad debt expense related to receivables was negligible in 2007, 2006 and 2005, respectively.

(3) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2007	2006

Customer prepayments	$15,370	$9,411
Deferred compensation plans	4,650	4,069
Accrued professional services	802	1,057
Other accrued liabilities	1,119	1,440
Total other current accrued liabilities	$21,941	$15,977

(4) Property, Plant & Equipment
The following is a summary of the Company’s P. P. & E. balances at December 31:
(Thousands of dollars)	2007	2006

Land	$3,517	$3,482
Land improvements	9,398	8,543
Buildings	76,095	75,082
Machinery and equipment	235,834	219,783
Furniture and fixtures	5,315	5,007
Computer equipment and software	14,327	14,027
Total property, plant and equipment	344,486	325,924
Less accumulated depreciation	(224,357)	(212,843)
Total property, plant and equipment, net	$120,129	$113,081

Depreciation expense related to property, plant and equipment was $14.4 million, $11.8 million and $11.3 in 2007, 2006 and 2005, respectively.

(5) Earnings per Share
Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2007, 2006 and 2005 is illustrated below:

(Thousands of dollars, except share and per share data)	2007	2006	2005

Numerator:
Numerator for basic and diluted earnings per
share-net earnings	$74,211	$72,994	$44,544

Denominator:
Denominator for basic net earnings per share
weighted-average shares	14,901,176	14,844,514	14,369,934
Effect of dilutive securities: employee stock
options	189,187	278,155	315,922
Denominator for diluted net earnings per share
adjusted weighted-average shares
assumed conversions	15,090,363	15,122,669	14,685,856

Basic net earnings per share	$4.98	$4.92	$3.10
Diluted net earnings per share	$4.92	$4.83	$3.03

Options to purchase a total of 202,302, 134,949 and 86,500 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2007, 2006 and 2005, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(6) Income Taxes

Earnings before income taxes for 2007, 2006 and 2005 consisted of the following:

(Thousands of dollars)	2007	2006	2005

Domestic	$89,918	$86,536	$60,103
Foreign	22,808	18,193	9,172

Total earnings before income taxes	$112,726	$104,729	$69,275

The income tax provision for 2007, 2006 and 2005 consisted of the following:

(Thousands of dollars)	2007	2006	2005

Current:

U.S. federal and state income taxes	$24,296	$32,465	$23,972
Foreign	5,763	3,919	2,777

Total current	30,059	36,384	26,749

Deferred:

U.S. federal and state income taxes	8,017	(4,387)	(1,647)
Foreign	439	(262)	(371)

Total deffered	8,456	(4,649)	(2,018)

Total	$38,515	$31,735	$24,731

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2007	2006	2005

Tax provision computed at statutory rate	$39,454	$36,655	$24,246
Tax effect of:
Expenses for which no benefit was realized	467	84	237
Change in effective state tax rate	61	(742)	-
Tax credit	(482)	(1,949)	-
State taxes net of federal benefit	1,086	1,591	1,663
Benefit of export incentives	-	(846)	(677)
Benefit of manufacturing deduction	(1,174)	(629)	(439)
Other, net	(897)	(2,429)	(299)

Total provision for taxes	$38,515	$31,735	$24,731

Cash payments for income taxes totaled $26.7 million, $40.5 million and $12.4 million for 2007, 2006 and 2005, respectively.

Net deferred income tax assets and liabilities are comprised of the following:

(Thousands of dollars)	2007	2006

Current defered income tax assets:

Gross assets	$3,881	$11,036
Gross liabilities	(2,266)	(3,117)

Total current deferred income tax assets, net	1,615	7,919

Noncurrent defered income tax liabilities:

Gross assets	8,475	4,949
Gross liabilities	(43,075)	(32,971)

Total noncurrent defered income tax liabilities, net	(34,600)	(28,022)

Net deferred income tax liabilities	$(32,985)	$(20,103)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

(Thousands of dollars)	2007	2006

Inventories	$(931)	$5,148
Prepaid pension costs	(23,513)	(18,801)
Payroll and benefits	639	825
Accrued warranty expenses	1,117	1,195
Postretirement benefits	4,923	4,368
Prepaid expenses	(348)	(232)
Depreciation	(13,656)	(12,701)
Accrued liabilities	718	728
Other, net	(1,934)	(633)

Net deferred income tax liabilities	$(32,985)	$(20,103)

Adoption of FIN 48

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109,” on January 1, 2007.  As of January 1, 2007, the Company had approximately $3,382,000 of total gross unrecognized tax benefits.  Of this total, $2,898,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of December 31, 2007, the Company had approximately $2.7 million of total gross unrecognized tax benefits. Of this total, $2.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2007

Balance at January 1, 2007	$3,382

Gross increases- current year tax positions	293
Gross increases- tax positions from prior periods	21
Gross decreases- tax positions from prior periods	(648)
Settlements	(306)

Balance at December 31, 2007	$2,742

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  These unrecognized tax benefits relate to deductions for certain accrued liabilities.  The Company expects to initiate procedural steps to resolve these uncertain tax positions and estimates the range of possible change to be $150,000 to $250,000.

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2002 are closed to assessment and the 2002 tax year is open to examination only to the extent of certain refund claims filed.  The 2004 through 2006 tax years remain open to examination by U.S. federal and state authorities.  The Company is currently under IRS examination for the 2002-2004 tax years for its amendments to those tax years, the originally filed and amended 2005 tax return, and the originally filed 2006 tax return.  The Company expects certain amounts of their U.S. federal FIN 48 liabilities to be settled within the next twelve months. However, the amount of such settlement is not determinable with reasonable possibility at this time. The settlement of such amounts could have a material impact on the financial statements.  Statutes for years prior to 2004 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2003-2006), France (2005-2006), and Argentina (2002-2006).

Lufkin’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $146,000 accrued for interest and penalties at December 31, 2006.  Interest of $155,000 was accrued during the twelve months ended December 31, 2007.

(7) Inventories
Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2007	2006

Gross inventories @ FIFO:
Finished goods	$5,790	$7,182
Work in progress	21,674	21,121
Raw materials & component parts	88,722	77,598
Maintenance, tooling & supplies	11,638	10,861
Total gross inventories @ FIFO	127,824	116,762
Less reserves:
LIFO	30,110	28,888
Valuation	1,893	2,244
Total inventories as reported	$95,821	$85,630

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $84.8 million and $82.7 million at December 31, 2007 and 2006, respectively.  In 2007, certain inventory quantities associated with the Trailer segment were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by approximately $0.5 million.

(8) Goodwill & Acquired Intangible Assets
Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

Acquired Intangible Assets

	Gross Carrying	Accumulated
(Thousands of dollars)	Amount	Amortization

Amortized intangible assets

Non-compete agreeements:

As of December 31, 2006	$515	$(317)
As of December 31, 2007	604	(493)

Aggregate amortization expense:

For the year ended 12/31/05	$99
For the year ended 12/31/06	106
For the year ended 12/31/07	112

Estimated amortization expense:

For the year ended 12/31/08	$111
For the year ended 12/31/09	-
For the year ended 12/31/10	-
For the year ended 12/31/11	-
For the year ended 12/31/12	-

The Company also has multi-year non-compete agreements with certain individuals that are paid and expensed on an annual basis and thus are not recorded as pre-paid assets. Expenses related to these non-compete agreements were $44,000, $75,000 and $75,000 for the years 2007, 2006 and 2005, respectively. These agreements expired in 2007 and no expense is expected in 2008.
Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Total

Balance as of 12/31/06	$9,432	$2,300	$-	$11,732

Foreign currency translation	15	243	-	258

Balance as of 12/31/07	$9,447	$2,543	$-	$11,990

Goodwill impairment tests were performed in the first quarter of 2007 and no impairment losses were recorded.

(9) Debt Obligations
In 2007, the Company renewed its credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides for up to $40.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, depending on certain ratios as defined in the agreement. The Bank Facility includes customary affirmative and negative covenants, including a minimum tangible net worth, a maximum leverage ratio and a minimum current ratio. As of December 31, 2007, no amounts were outstanding of the $40.0 million of the revolving line of credit. All financial covenants are in compliance under the terms of the Bank Facility. Deducting outstanding letters of credit of $7.1 million, $32.9 million of borrowing capacity was available at December 31, 2007.

The Company’s had no long-term notes payable at December 31, 2007 and 2006. Cash payments for debt-related interest totaled zero, $3,000 and $37,000 in 2007, 2006 and 2005, respectively.

(10) Stock Option Plans
On January 1, 2006, the Company adopted SFAS 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The cost of employee services received in exchange for stock based on the grant-date fair value is measured and that the cost is recognized over the period during which the employee is required to provide service in exchange for the award. The fair value is estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, are recognized as additional paid-in-capital.

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006, and pro-forma compensation expense had expense been recognized under SFAS 123 for the year ended December 31, 2005:

(Thousands of dollars)	2007	2006	2005

Stock-based compensation expense	$3,682	$2,908	$1,886
Tax benefit	(1,362)	(1,105)	(673)

Stock-based compensation expense, net of tax	$2,320	$1,803	$1,213

The fair value of each option grant during the years ended December 31, 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Expected dividend yield	1.30% - 1.60%	0.69% - 1.30%	0.75% - 1.75%
Expected stock price volatility	41.10% - 46.20%	44.12% - 48.00%	38.62% - 44.14%
Risk free interest rate	3.71% - 4.85%	4.52% - 5.03%	4.04% - 4.47%
Expected life of options	3 - 6 years	1 - 6 years	5 - 8 years
Weighted-average fair value per share at grant date	$23.48	$22.82	$15.16

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

A summary of stock option activity under the plans during year ended December 31, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2007	743,761	$29.06
Granted	135,350	59.80
Exercised	(211,281)	16.41
Forfeited or expired	(8,687)	39.92
Outstanding at December 31, 2007	659,143	$39.28	7.4	$12,867
Exercisable at December 31, 2007	399,941	$30.87	6.5	$11,095

As of December 31, 2007, there was $3.3 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. The intrinsic value of stock options exercised in 2007, 2006 and 2005 was $9.6 million, $10.5 million and $19.6 million, respectively.

(11) Other Comprehensive Income
The following table illustrates the related tax effect allocated to each component of other comprehensive income:

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2005

Foreign currency translation adjustments	$(727)	$-	$(727)
Other comprehensive income	$(727)	$-	$(727)

Year ended December 31, 2006

Foreign currency translation adjustments	$1,012	$-	$1,012
Initial application of FAS 158:

Defined benefit pension plans:
Net prior service cost	(7,294)	2,553	(4,741)
Net loss	(3,129)	1,095	(2,034)
Net transition asset	1,565	(548)	1,017
Total defined benefit pension plans	(8,858)	3,100	(5,758)

Defined benefit postretirement plans:
Net gain	2,046	(717)	1,329
Total defined benefit postretirement plans	2,046	(717)	1,329

Other comprehensive income	$(5,800)	$2,383	$(3,417)

Year ended December 31, 2007

Foreign currency translation adjustments	$5,057	$-	$5,057

Defined benefit pension plans:
Amortization of net prior service cost	566	(207)	359
Amortization of net loss	102	(37)	65
Amortization of net transition asset	(926)	339	(587)
Net gain arising during period	11,265	(4,123)	7,142
Total defined benefit pension plans	11,007	(4,028)	6,979

Defined benefit postretirement plans:
Amortization of net gain	(227)	83	(144)
Net gain arising during period	1,022	(374)	648
Total defined benefit postretirement plans	795	(291)	504

Other comprehensive income	$16,859	$(4,319)	$12,540

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Income

Balance, Dec. 31, 2005	$1,946	$-	$-	$1,946

Current-period change	1,012	-	-	1,012

Initial application of FAS 158	-	(5,758)	1,329	(4,429)

Balance, Dec. 31, 2006	2,958	(5,758)	1,329	(1,471)

Current-period change	5,057	6,979	504	12,540

Balance, Dec. 31, 2007	$8,015	$1,221	$1,833	$11,069

(12) Stock Repurchase Plan
During 2007, the Company repurchased shares pursuant to several plans approved by the Board of Directors, under which the Company was authorized to spend up to an aggregate of $35.0 million for repurchases of its common stock, including (1) an authorization of $3.0 million made in the third quarter of 1999, (2) an authorization of $2.0 million made in the second quarter of 2003 and (3) an authorization of $30.0 million made in the third quarter of 2007. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During 2007, 500,000 shares were repurchased under the above plans at an aggregate price of $27.5 million, or an average price of $54.99. As of December 31, 2007, 284,678 shares had been repurchased at an aggregate price of $3.0 million, or $10.54 per share under the 1999 plan, 35,817 shares had been repurchased at an aggregate price of $2.0 million, or $55.84 per share under the 2003 plan and 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under the 2007 plan. During the fourth quarter of 2007, 100,000 shares were repurchased at an aggregate price of $5.5 million, or $54.61 per share under the 2007 plan. As of December 31, 2007, the Company held 895,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At December 31, 2007, approximately $4.6 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization in 2008.

(13) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2007, no shares of preferred stock had been issued.

(14) Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other accrued liabilities" in the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through December 31, 2007. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $3.3 million, $3.3 million and $2.5 million in the years ended December 31, 2007, 2006 and 2005, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other accrued liabilities" in the Consolidated Balance Sheet.

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

Obligations and Funded Status
At December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2007	2006	2007	2006

Changes in benefit obligation

Benefit obligation at beginning of year	$170,861	$182,375	$9,225	$13,087

Service cost	5,452	5,178	174	172
Interest cost	9,725	9,104	458	502
Plan participants' contributions	-	-	1,192	1,045
Actuarial loss (gain)	(6,672)	(18,262)	(1,021)	(3,895)
Benefits paid	(7,921)	(7,534)	(2,102)	(1,686)

Benefit obligation at end of year	171,445	170,861	7,926	9,225

Change in plan assets

Fair value of plan assets at beginning of year	224,626	209,560	-	-

Actual return on plan assets	22,239	22,567	-	-
Employer contributions	31	33	910	641
Plan participants' contributions	-	-	1,192	1,045
Benefits paid	(7,921)	(7,534)	(2,102)	(1,686)

Fair value of plan assets at end of year	238,975	224,626	-	-

Funded (unfunded) status at end of year	$67,530	$53,765	$(7,926)	$(9,225)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2007	2006	2007	2006

Prepaid pension costs	$71,571	$56,856	$-	$-
Other current accrued liabilities	(241)	(154)	(623)	(750)
Postretirement benefits	-	-	(7,303)	(8,475)
Other non-current liabilities	(3,800)	(2,937)	-	-

	$67,530	$53,765	$(7,926)	$(9,225)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2007	2006	2007	2006

Prior service cost	$4,006	$4,741	$-	$-
Net loss (gain)	(4,847)	2,034	(1,833)	(1,329)
Transition asset	(380)	(1,017)	-	-

	$(1,221)	$5,758	$(1,833)	$(1,329)

The accumulated benefit obligation for all defined benefit pension plans was $159.1 million and $158.4 at December 31, 2007, and 2006, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		Other Benefits
(Thousands of dollars)	2007	2006	2007	2006

Net Periodic Benefit Cost

Service cost	$5,452	$5,178	$174	$172
Interest cost	9,725	9,104	458	502
Expected return on plan assets	(17,646)	(16,458)	-	-
Amortization of prior service cost	566	566	-	-
Amortization of net (gain) loss	102	61	(227)	(156)
Amortization of transition asset	(926)	(926)	-	-

Net periodic benefit cost (income)	(2,727)	(2,475)	405	518

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

None

The estimated net loss, prior service cost and transition asset for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $83,000, $566,000 and ($638,000), respectively. The estimated net gain for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($184,000).

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.25% - 6.35%	5.75%	6.20%	5.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	5.75%	5.50%	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

For 2007, the Company assumed a long-term asset rate of return of 8.00%. In developing the 8.00% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2006), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Assumed health care cost trend rates at
December 31

Since the Company’s costs for the retiree medical was fixed as of January 1, 1997, no health care cost inflation has been assumed and any change in health care trend rates would not have any impact on the plan’s service cost, interest cost or benefit obligation.

Plan Assets

The Company’s qualified pension plan weighted-average asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Target	Plan Assets
	Allocation	At December 31,
	2008	2007	2006

Equity securities	40% - 70%	56%	53%
Debt securities	30% - 60%	21%	26%
Real estate	0% - 15%	9%	9%
Other	0% - 15%	14%	12%

Total		100%	100%

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, international equities, fixed income, real estate and hedged investments. Fixed income securities include medium-term government notes, corporate bonds and AAA-rated mortgage-backed securities and collateralized mortgage obligations. Real estate primarily includes REIT investments focused on U.S. commercial warehouses. Hedged investments are primarily concentrated in funds focused on long/short investment strategies.

No equity or debt securities of the Company were held by the plan at December 31, 2007, or 2006.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2007, and 2006.

Cash Flows

Contributions

The Company expects to make contributions of $250,000 to the pension plans and expects to make contributions of $642,000 to the postretirement plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2008	$8,916	$642
2009	9,526	666
2010	10,112	681
2011	10,793	697
2012	11,524	705
2013 - 2017	67,169	3,628

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

The Company has reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The three justices in this case will now prepare their decision and the Company believes that after a full and fair review of the evidence, the Court of Appeals will determine that the plaintiffs have not established their claims of discrimination by the Company against the plaintiffs and will enter a decision to that effect and will dismiss the case against the Company. At this time, the Company has concluded that an unfavorable ultimate outcome is not probable. If the District Court’s decision is reversed and remanded for a new trial, the Company will vigorously defend itself on retrial. While the ultimate outcome and impact of these claims against the Company cannot be predicted with certainty, the Company believes that the resolutions of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company be unsuccessful in its appeal, the final determination could have a material impact on the Company’s reported earnings, results of operations and cash flows in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought.  It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2007 and 2006, is as follows:

(Thousands of dollars)	2007	2006

Beginning balance	$3,668	$3,245

Claims paid	(3,185)	(2,550)
Additional warranties issued	3,108	3,192
Revisions in estimates	21	(251)
Foreign currency translation	29	32

Ending balance	$3,641	$3,668

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)

2008	$1,118
2009	700
2010	561
2011	268
2012	172

All years	$3,020

Expenditures for rentals and leases, including short-term rental contracts, were $4.2 million, $2.9 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital expenditures: As of December 31, 2007, the Company had contractual commitments for capital expenditures of $10.4 million that are expected to be paid in 2008 and $0.5 million that are expected to be paid in 2009.

(16) Business Segment Information
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
(Thousands of dollars)	2007	2006	2005
Sales by segment:
Oil Field	$397,354	$401,200	$307,075
Power Transmission	158,452	124,922	106,616
Trailer	41,381	79,370	78,476
Total sales	$597,187	$605,492	$492,167
Sales by geographic region:
United States	$355,994	$428,211	$355,631
Europe	49,136	32,789	28,552
Canada	33,277	40,143	34,140
Latin America	83,086	60,049	51,346
Other	75,694	44,300	22,498
Total sales	$597,187	$605,492	$492,167
Earnings (loss) before income taxes:
Oil Field	$83,737	$85,325	$57,659
Power Transmission	27,160	19,022	13,492
Trailer	(1,797)	(1,661)	(2,454)
Corporate	3,626	2,043	578
Total earnings (loss) before income taxes	$112,726	$104,729	$69,275
Assets by segment:
Oil Field	$218,528	$213,854	$184,330
Power Transmission	141,566	105,013	87,485
Trailer	22,151	27,582	39,433
Corporate	118,411	82,620	48,547
Total assets	$500,656	$429,069	$359,795
Property, plant & equipmet, net, by geographic region
United States	$84,914	$81,385	$70,017
Europe	10,947	10,740	6,948
Canada	14,055	11,612	7,309
Latin America	9,926	8,985	8,582
Other	287	359	124
Total P, P & E, net	$120,129	$113,081	$92,980
Capital expenditures by segment
Oil Field	$12,830	$19,554	$11,815
Power Transmission	5,159	10,486	2,668
Trailer	438	358	523
Corporate	826	843	797
Total capital expenditures	$19,253	$31,241	$15,803
Depreciation/amortization by segment:
Oil Field	$8,578	$7,166	$6,257
Power Transmission	4,704	3,595	3,662
Trailer	516	636	490
Corporate	726	553	968
Total depreciation/amortization	$14,524	$11,950	$11,377

Additional key segment information is presented below:

Year Ended December 31, 2007

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$399,955	$161,731	$41,511	$-	$603,197
Inter-segment sales	(2,601)	(3,279)	(130)	-	(6,010)
Net sales	$397,354	$158,452	$41,381	$-	$597,187

Operating income (loss)	$82,629	$27,122	$(2,417)	$-	$107,334
Other income (expense), net	1,108	38	619	3,627	5,392
Earnings (loss) before
income tax provision	$83,737	$27,160	$(1,798)	$3,627	$112,726

Year Ended December 31, 2006

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$404,432	$133,674	$79,413	$-	$617,519
Inter-segment sales	(3,232)	(8,752)	(43)	-	(12,027)
Net sales	$401,200	$124,922	$79,370	$-	$605,492

Operating income (loss)	$85,790	$19,126	$(1,661)	$-	$103,255
Other income (expense), net	(465)	(104)	-	2,043	1,474
Earnings (loss) before
income tax provision	$85,325	$19,022	$(1,661)	$2,043	$104,729

Year Ended December 31, 2005

		Power
(Thousands of dollars)	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$312,803	$112,527	$78,480	$-	$503,810
Inter-segment sales	(5,728)	(5,911)	(4)	-	(11,643)
Net sales	$307,075	$106,616	$78,476	$-	$492,167

Operating income (loss)	$58,037	$13,621	$(2,452)	$-	$69,206
Other income (expense), net	(378)	(129)	(2)	578	69
Earnings (loss) before
income tax provision	$57,659	$13,492	$(2,454)	$578	$69,275

(17) Concentrations of Credit Risk
The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the three segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. At December 31, 2007, 2006 and 2005, one customer represented 14.9%, 11.6% and 8.2%, respectively, of the consolidated Company sales.

(18) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2007 and 2006:

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2007

Sales	$148.1	$144.5	$146.9	$157.7
Gross profit	40.0	40.3	41.0	45.1
Net earnings	17.8	17.5	19.1	19.8

Basic earnings per share	1.19	1.17	1.28	1.35
Diluted earnings per share	1.17	1.15	1.26	1.34

2006

Sales	$133.4	$147.7	$158.8	$165.6
Gross profit	35.4	39.1	38.7	43.0
Net earnings	15.2	17.4	17.4	23.0

Basic earnings per share	1.03	1.18	1.17	1.54
Diluted earnings per share	1.01	1.16	1.15	1.52

(19) Subsequent Events

In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities.  When the run-out is complete and operations are ceased, the Trailer segment will be treated as a discontinued operation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Chief Executive Officer of the Company, Douglas V. Smith, and the Chief Financial Officer of the Company, R. D. Leslie, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2007. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in the section “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

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

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Executive Compensation”,  “Compensation Committee Report”, “Stock Option Plans”, “Compensation Committee Interlocks and Insider Participation”, “Board Committees” and “Director Compensation” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2007, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts

All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported are included in the consolidated financial statements and notes thereto.

3.  Exhibits
3.1
Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to Lufkin Industries, Inc.’s (the “Company”) registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

3.2
Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

3.3
Amended and Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed October 9, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

4.1
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

*10.3
Amended and Restated Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to the Company's current report on Form 8-K dated August 2, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.4
Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto, included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.5
Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.6
Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit to the Company’s quarterly report on 10.3 Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.7
Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.8
Agreement and Fourth Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed November 30, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.9
Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.14
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.15
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.16
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17	Lufkin Industries, Inc. 2008 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 19, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.18
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.20
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.21
Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.22
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.23
Amended and Restated Employment Agreement, dated January 1, 1999, between Lufkin Industries, Inc. and Douglas V. Smith, included as exhibit 10.22 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.24
Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.23 to the Company's annual report on Form 10-K of the registrant filed March 16, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.25
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.26
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.27
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.28
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.29
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer certification

32.2	Section 1350 Certification of the Chief Financial Officer certification

* Management contract or compensatory plan or arrangement.

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2007	$687	(107)	-	68	$512
Year Ended December 31, 2006	759	(206)	-	(134)	687
Year Ended December 31, 2005	$176	510	-	(73)	$759

Inventory: Valuation Reserves:

Year Ended December 31, 2007	$2,244	446	-	797	$1,893
Year Ended December 31, 2006	1,171	1,466	-	393	2,244
Year Ended December 31, 2005	$1,151	207	-	187	$1,171

Inventory: LIFO Reserves:

Year Ended December 31, 2007	$28,888	1,222	-	-	$30,110
Year Ended December 31, 2006	24,544	4,344	-	-	28,888
Year Ended December 31, 2005	$20,985	3,559	-	-	$24,544

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

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ D. V. Smith	Chief Executive Officer	February 29, 2008
	D. V. Smith	(Principal Executive Officer)
By	/s/ R. D. Leslie	Vice President/Treasurer/Chief Financial Officer	February 29, 2008
	R. D. Leslie	(Principal Financial and Accounting Officer)
By	/s/ J. F. Glick	Director	February 29, 2008
	J. F. Glick	(President)
By	/s/ J. F. Anderson	Director	February 29, 2008
J.F. Anderson
By	/s/ S. V. Baer	Director	February 29, 2008
S. V. Baer
By	/s/ S. W. Henderson, III	Director	February 29, 2008
S. W. Henderson, III
By	/s/ J. T. Jongebloed	Director	February 29, 2008
J. T. Jongebloed
By	/s/ J. H. Lollar	Director	February 29, 2008
J. H. Lollar
By	/s/ B. H. O’Neal	Director	February 29, 2008
B. H. O'Neal
By	/s/ H. J. Trout, Jr.	Director	February 29, 2008
H. J. Trout, Jr.
By	/s/ T. E. Wiener	Director	February 29, 2008
T. E. Wiener

INDEX TO EXHIBITS
Exhibit Number	Description

3.1
Fourth Restated Articles of Incorporation, as amended, included as Exhibit 4.1 to Lufkin Industries, Inc.’s (the “Company”) registration statement on Form S-8 filed February 17, 2004 (File No. 333-112890), which exhibit is incorporated herein by reference.

3.2
Articles of Amendment to Fourth Restated Articles of Incorporation, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed December 10, 1999, which exhibit is incorporated herein by reference.

3.3
Amended and Restated Bylaws, included as Exhibit 3.1 to the Company’s current report on Form 8-K of the registrant filed October 9, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

4.1
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

*10.3
Amended and Restated Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to the Company's current report on Form 8-K dated August 2, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.4
Credit Agreement, dated December 30, 2002, between Lufkin Industries, Inc., JPMorgan Chase Bank and the lenders party thereto, included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.5
Agreement and First Amendment to Credit Agreement, dated June 30, 2004, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.6
Agreement and Second Amendment to Credit Agreement, dated February 1, 2005, between Lufkin Industries, Inc. and JPMorgan Chase Bank, included as Exhibit to the Company’s quarterly report on 10.3 Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.7
Agreement and Third Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.3 to the Company’s current report on Form 8-K of the registrant filed February 21, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.8
Agreement and Fourth Amendment to Credit Agreement between Lufkin Industries, Inc. and JPMorgan Chase Bank, National Association, included as Exhibit 10.1 to the Company’s current report on Form 8-K of the registrant filed November 30, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.9
Form of General Stock Option Agreement for the Company’s 1990 Stock Option Plan, included as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Form of Stock Option Agreement with Chief Executive Officer for the Company’s 1990 Stock Option Plan, included as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Form of Stock Option Agreement for the Company’s 1996 Nonemployee Director Stock Option Plan, included as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Form of General Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Form of Stock Option Agreement with Chief Executive Officer for the 2000 Incentive Stock Compensation Plan, included as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.14
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.15
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.16
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17	Lufkin Industries, Inc. 2008 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 19, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.18
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Larry M. Hoes, included as Exhibit 10.13 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.14 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.20
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.21
Severance Agreement, dated May 3, 2000, between Lufkin Industries, Inc. and Robert D. Leslie, included as Exhibit 10.16 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.22
Severance Agreement, dated November 11, 1999, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q of the registrant filed May 9, 2005 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.23
Amended and Restated Employment Agreement, dated January 1, 1999, between Lufkin Industries, Inc. and Douglas V. Smith, included as exhibit 10.22 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.24
Severance Agreement, dated January 16, 1993, between Lufkin Industries, Inc. and Douglas V. Smith, included as Exhibit 10.23 to the Company's annual report on Form 10-K of the registrant filed March 16, 2006 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.25
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Larry M. Hoes (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.26
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and John F. Glick (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.27
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.28
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

*10.29
Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Robert D. Leslie (incorporated by reference to Exhibit 10.1 to Lufkin Industries, Inc.’s Form 8-K (File No. 0-02612) filed on August 24, 2006).

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer certification

32.2	Section 1350 Certification of the Chief Financial Officer certification

* Management contract or compensatory plan or arrangement.