Form 10-Q
period 2008-05-09
LUFKIN INDUSTRIES INC
filed 2008-05-12
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ___No   X

There were 14,783,674 shares of Common Stock, $1.00 par value per share, outstanding as of May 8, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$103,291	$95,748
Receivables, net	91,716	93,634
Income tax receivable	4,608	4,637
Inventories	103,533	95,821
Deferred income tax assets	1,969	1,615
Other current assets	3,273	1,412
Total current assets	308,390	292,867

Property, plant and equipment, net	121,537	120,129
Prepaid pension costs	72,059	71,571
Goodwill, net	12,194	11,990
Other assets, net	4,782	4,099
Total assets	$518,962	$500,656

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$23,736	$23,977
Accrued liabilities:
Payroll and benefits	10,263	11,444
Warranty expenses	3,770	3,641
Taxes payable	12,518	7,131
Other	22,258	21,941
Total current liabilities	72,545	68,134

Deferred income tax liabilities	34,658	34,600
Postretirement benefits	7,298	7,303
Other liabilities	6,019	5,966
Commitments and contingencies	-	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,566,598 and 15,534,184 shares issued and outstanding, respectively	15,567	15,534
Capital in excess par	50,321	48,315
Retained earnings	353,283	341,315
Treasury stock, 915,278 and 895,278 shares, respectively, at cost	(32,662)	(31,580)
Accumulated other comprehensive income	11,933	11,069
Total shareholders' equity	398,442	384,653
Total liabilities and shareholders' equity	$518,962	$500,656

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2008	2007

Sales	$147,011	$148,081

Cost of sales	105,652	108,030

Gross profit	41,359	40,051

Selling, general and administrative expenses	17,532	14,544

Operating income	23,827	25,507

Interest income	679	865
Interest expense	(79)	(34)
Other income (expense), net	(382)	103

Earnings before income tax provision	24,045	26,441

Income tax provision	8,416	8,672

Net earnings	15,629	17,769

Net earnings per share
Basic	$1.07	$1.19
Diluted	$1.06	$1.17

Dividends per share	$0.25	$0.21

Weighted average number of shares outstanding:
Basic	14,642,174	14,938,614
Diluted	14,789,535	15,171,170

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$15,629	$17,769
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,883	3,215
Deferred income tax provision	(354)	(370)
Excess tax benefit from share-based compensation	(411)	(247)
Share-based compensation expense	964	995
Pension income	(507)	(808)
Postretirement benefits	(29)	4
(Gain) loss on disposition of property, plant and equipment	15	(93)
Changes in:
Receivables, net	2,503	12,936
Inventories	(6,900)	(8,737)
Other current assets	(1,886)	(1,537)
Accounts payable	(375)	3,013
Accrued liabilities	4,014	7,105
Net cash provided by operating activities	16,546	33,245

Cash flows from investing activites:
Additions to property, plant and equipment	(4,927)	(4,350)
Proceeds from disposition of property, plant and equipment	90	366
Increase in other assets	(663)	(90)
Net cash used in investing activities	(5,500)	(4,074)

Cash flows from financing activites:
Dividends paid	(3,661)	(3,138)
Excess tax benefit from share-based compensation	411	247
Proceeds from exercise of stock options	598	242
Purchases of treasury stock	(1,117)	-
Net cash used in financing activities	(3,769)	(2,649)

Effect of translation on cash and cash equivalents	266	7

Net increase in cash and cash equivalents	7,543	26,529

Cash and cash equivalents at beginning of period	95,748	57,797

Cash and cash equivalents at end of period	$103,291	$84,326

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31,	December 31,
	2008	2007

Accounts receivable	$91,319	$93,293
Notes receivable	442	447
Other receivables	482	406
Gross receivables	92,243	94,146

Allowance for doubtful accounts receivable	(140)	(125)
Allowance for doubtful notes receivable	(387)	(387)
Net receivables	$91,716	$93,634

Bad debt expense related to receivables was negligible for the three months ended March 31, 2008 and 2007.

3. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	March 31,	December 31,
	2008	2007

Customer prepayments	$15,406	$15,370
Deferred compensation plans	4,690	4,650
Accrued professional services	664	802
Other accrued liabilities	1,498	1,119
Total other current accrued liabilities	$22,258	$21,941

4. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	March 31,	December 31,
	2008	2007

Land	$5,153	$3,517
Land improvements	9,413	9,398
Buildings	76,226	76,095
Machinery and equipment	237,752	235,834
Furniture and fixtures	5,442	5,315
Computer equipment and software	13,980	14,327
Total property, plant and equipment	347,966	344,486
Less accumulated depreciation	(226,429)	(224,357)
Total property, plant and equipment, net	$121,537	$120,129

Depreciation expense related to property, plant and equipment was $3.9 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Gross inventories @ FIFO:
Finished goods	$4,682	$5,790
Work in progress	26,506	21,674
Raw materials & component parts	91,896	88,722
Maintenance, tooling & supplies	11,497	11,638
Total gross inventories @ FIFO	134,581	127,824
Less reserves:
LIFO	28,777	30,110
Valuation	2,271	1,893
Total inventories as reported	$103,533	$95,821

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $86.5 million and $84.8 million at March 31, 2008, and December 31, 2007, respectively. In the first quarter of 2008, certain inventory quantities associated with the Trailer segment were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was an increase in net income of approximately $1.4 million.

6. Net Earnings Per Share
Net earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2008 and 2007, are illustrated below (in thousands of dollars, except share and per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share-net earnings	$15,629	$17,769

Denominator:
Denominator for basic net earnings per share weighted-average shares	14,642,174	14,938,614
Effect of dilutive securities: employee stock options	147,361	232,556
Denominator for diluted net earnings per share adjusted weighted-average shares assumed conversions	14,789,535	15,171,170

Basic net earnings per share	$1.07	$1.19
Diluted net earnings per share	$1.06	$1.17

Weighted options to purchase a total of 313,414 and 183,736 shares of the Company’s common stock for the three months ended March 31, 2008 and 2007, respectively were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

7. Legal Proceedings
On March 7, 1997, a class action complaint was filed against Lufkin Industries, Inc. (the “Company”) in the U.S. District Court for the Eastern District of Texas by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments and promotions.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. Prior to the case returning to the District Court, the Company will review its appellate options. This review will address the remaining issue in this case. The Company believes that its position is supported by legal authority that would reverse the decisions of the lower courts.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company elect not to appeal or if further appellate review is unsuccessful, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

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

8. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended
	March 31,
	2008	2007

Net earnings	$15,629	$17,769

Other comprehensive income, before tax:

Change in foreign currency translation

Foreign currency translation adjustments	892	368

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	141	142
Amortization of unrecognized transition asset included in net periodic benefit cost	(160)	(232)
Amortization of unrecognized net loss included in net periodic benefit cost	21	12

Total defined benefit pension plans	2	(78)

Defined benefit postretirement plans:

Amortization of unrecognized net gain included in net periodic benefit cost	(46)	(45)

Total defined benefit postretirement plans	(46)	(45)

Total other comprehensive income, before tax	848	245

Income tax benefit related to items of other comprehensive income	16	43

Total other comprehensive income, net of tax	864	288

Total comprehensive income	$16,493	$18,057

Accumulated other comprehensive income in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Income

Balance, Dec. 31, 2007	$8,015	$1,221	$1,833	$11,069

Current-period change	892	2	(30)	864

Balance, Mar. 31, 2008	$8,907	$1,223	$1,803	$11,933

9. Segment Data
The Company operates with three business segments - Oil Field, Power Transmission and Trailer. The three operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2008

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$101,500	$40,595	$5,970	$-	$148,065
Inter-segment sales	(591)	(434)	(29)	-	(1,054)
Net sales	$100,909	$40,161	$5,941	$-	$147,011

Operating income (loss)	$20,531	$4,795	$(1,499)	$-	$23,827
Other income (expense), net	(268)	(62)	-	548	218
Earnings (loss) before
income tax provision	$20,263	$4,733	$(1,499)	$548	$24,045

Three Months Ended March 31, 2007

		Power
	Oil Field	Transmission	Trailer	Corporate	Total

Gross sales	$102,160	$35,067	$13,176	$-	$150,403
Inter-segment sales	(874)	(1,369)	(79)	-	(2,322)
Net sales	$101,286	$33,698	$13,097	$-	$148,081

Operating income (loss)	$21,436	$5,110	$(1,039)	$-	$25,507
Other income (expense), net	6	93	(3)	838	934
Earnings (loss) before
income tax provision	$21,442	$5,203	$(1,042)	$838	$26,441

Due to unfavorable current and projected market conditions in the flatbed and dump markets, in January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008. During the first quarter, all remaining trailer orders were manufactured and the manufacturing workforce was redeployed throughout the Company or terminated. Also, several service centers were closed and the inventory was consolidated at the Lufkin, Texas facility for future aftermarket sales. During the second quarter of 2008, it is expected that the remaining backlog of trailers will be sold, the manufacturing facility will be closed, with any remaining equipment sold, and the remaining service center will be closed and consolidated into the Lufkin, Texas facility. The Company is exploring options for serving the future aftermarket parts business and fulfilling contractual warranty obligations.

10. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/07	$9,447	$2,543	$11,990

Foreign currency translation	(4)	208	204
Balance as of 3/31/08	$9,443	$2,751	$12,194

Goodwill impairment tests were performed in the first quarter of 2008 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	16	26
Accumulated amortization	(401)	(378)

Ending balance	$78	$111

11. Stock Option Plans
The Company currently has three stock compensation plans. The 1990 Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock, but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended
	March 31,
	2008	2007

Stock-based compensation expense	$964	$995
Tax benefit	(357)	(368)
Stock-based compensation expense, net of tax	$607	$627

The fair value of each option grant during the first three months of 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Expected dividend yield	1.70%	1.38%
Expected stock price volatility	41.00% - 46.00%	42.00% - 45.00%
Risk free interest rate	1.90% - 3.00%	4.81% - 4.85%
Expected life options	2 - 6 years	3 - 5 years
Weighted-average fair value per share at grant date	$18.14	$21.88

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

A summary of stock option activity under the plans during the three months ended March 31, 2008, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2008	659,143	$39.28
Granted	90,000	55.45
Exercised	(33,414)	17.89
Forfeited or expired	(17,725)	46.06
Outstanding at March 31, 2008	698,004	$42.22	7.5	$15,127
Exercisable at March 31, 2008	439,026	$36.43	6.7	$12,074

As of March 31, 2008, there was $3.6 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years. The intrinsic value of stock options exercised in the first three months of 2008 was $1.4 million.

12. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. The Company doe not expect the adoption of the remaining requirements of SFAS 157 to have a significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's condensed consolidated condensed financial statements upon adoption.

13. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other current accrued liabilities" and “Other liabilities” in the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through March 31, 2008. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $1.0 million and $0.9 million in the three months ended March 31, 2008 and 2007, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2008	2007	2008	2007

Service cost	$1,237	$1,369	$46	$45
Interest cost	2,650	2,400	109	122
Expected return on plan assets	(4,257)	(4,388)	-	-
Amortization of prior service cost	141	141	-	-
Amortization of unrecognized net (gain) loss	21	12	(46)	(45)
Amortization of unrecognized transition asset	(160)	(232)	-	-
Net periodic benefit cost (income)	$(368)	$(698)	$109	$122

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make contributions of $250,000 to its pension plans in 2008. The Company also disclosed that it expected contributions of $642,000 to be made to its postretirement plan in 2008. As of March 31, 2008, the Company has made contributions of $33,000 to its pension plans and has made contributions of $153,000 to its postretirement plan. The Company presently anticipates making additional contributions of $217,000 to its pension plans and $489,000 to its postretirement plan during the remainder of 2008.

14. Stock Repurchase Plans

During the first quarter of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plan. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of March 31, 2008, the Company held 915,278 shares of treasury stock at an aggregate cost of approximately $32.7 million. At March 31, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization during 2008.

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times and improve quality. Investments also continue to be made to expand the Company’s presence in automation products and international service, as with the recently opened service facility in Oman. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions. In Trailer, due to poor current and forecasted market conditions, the Company announced in January 2008 the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008.

Trends/Outlook

Oilfield
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market was negatively affected by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases. In 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. During the first quarter of 2008, demand levels in North America increased over the levels experienced in the latter half of 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continues to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets.

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

Trailer
Due to unfavorable current and projected market conditions in the flatbed and dump markets, in January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008. During the first quarter, all remaining trailer orders were manufactured and the manufacturing workforce was redeployed throughout the Company or terminated. Also, several service centers were closed and the inventory was consolidated at the Lufkin, Texas facility for future aftermarket sales. During the second quarter of 2008, it is expected that the remaining backlog of trailers will be sold, the manufacturing facility will be closed, with any remaining equipment sold, and the remaining service center will be closed and consolidated into the Lufkin, Texas facility. The Company is exploring options for serving the future aftermarket parts business and fulfilling contractual warranty obligations.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended March 31, 2008, decreased to $147.0 million from $148.1 million for the three months ended March 31, 2007, or 0.7%. This decline was primarily driven by decreased sales of new trailers offsetting continued growth in Power Transmission sales.

Gross margin for the three months ended March 31, 2008, increased to 28.1% from 27.0% for the three months ended March 31, 2007. This gross margin increase was primarily due to the net favorable effect of the liquidation of trailer-related LIFO inventory carried at lower costs prevailing in prior years. Additional segment data on gross margin is provided later in this section.

The improvement in gross margin in the first quarter of 2008 was offset by higher selling, general and administrative expenses and a higher net tax rate. Selling, general and administrative expenses increased to 11.9% of sales during the first quarter of 2008 compared to 9.8% in the first quarter of 2007 due to higher personnel-related costs, foreign sales commissions and general liability claims. The net tax rate in the first quarter of 2008 was 35.0%, compared to 32.8% in the first quarter of 2007, due to the resolution of previously reserved items falling out of statute in the first quarter of 2007. The Company reported net earnings of $15.7 million or $1.06 per share (diluted) for the three months ended March 31, 2008, compared to net earnings of $17.8 million or $1.17 per share (diluted) for the three months ended March 31, 2007.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of March 31, 2008, and March 31, 2007. Cash balances at March 31, 2008, were $103.3 million, up from $95.7 million at December 31, 2007.

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
Sales
Oil Field	$100,909	$101,286	$(377)	(0.4)
Power Transmission	40,161	33,698	6,463	19.2
Trailer	5,941	13,097	(7,156)	(54.6)
Total	$147,011	$148,081	$(1,070)	(0.7)

Gross Profit
Oil Field	$28,230	$27,974	$256	0.9
Power Transmission	12,188	11,236	952	8.5
Trailer	941	841	100	11.9
Total	$41,359	$40,051	$1,308	3.3

Oil Field

Oil Field sales decreased slightly to $100.9 million, or 0.4%, for the three months ended March 31, 2008, from $101.3 million for the three months ended March 31, 2007. New unit revenue of $55.7 million was down $3.0 million, or 5.1%, primarily from lower North American demand offsetting international growth as compared to first quarter 2007 levels, service revenue of $21.0 million was up $1.9 million, or 5.8%, from growth in the U.S. market, automation revenue of $18.4 million was up $4.2 million or 29.1% from growth in international sales and commercial casting revenue of $5.9 million was down $2.6 million, or 31.3%, from lower sales to the machine tool market. However, Oil Field’s backlog increased to $97.1 million as of March 31, 2008, from $58.1 million at March 31, 2007, and $76.9 million at December 31, 2007. This increase over the December 31, 2007, level was driven by increased bookings for new units for the U.S. market as higher energy prices drove increased drilling and workover activity. The increase over the March 31, 2007, level also reflects the growth of international orders for new units.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 28.0% for three months ended March 31, 2008, compared to 27.6% for the three months ended March 31, 2007, or 0.4 percentage points.

Direct selling, general and administrative expenses for Oil Field increased to $5.1 million, or 16.0%, for the three months ended March 31, 2008, from $4.4 million for the three months ended March 31, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales also increased to 5.0% for the three months ended March 31, 2008, from 4.3% for the three months ended March 31, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $40.2 million, or 19.2%, for the three months ended March 31, 2008, compared to $33.7 million for the three months ended March 31, 2007. New unit revenue of $31.5 million was up $5.9 million, or 23.0%, from increased high-speed units for the oil and gas markets and increased marine units for the coastal, river and inland-waterway transportation markets. Repair and service revenue of $8.6 million was up $0.6 million or, 7.1%. Power Transmission backlog at March 31, 2008, increased to $137.6 million from $103.5 million at March 31, 2007, and $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 30.3% for the three months ended March 31, 2008, compared to 33.3% for the three months ended March 31, 2007, from the unfavorable mix effect of increased marine unit sales, higher steel prices and inefficiencies associated with the training of transferred Trailer employees.

Direct selling, general and administrative expenses for Power Transmission increased to $5.3 million, or 20.4%, for the three months ended March 31, 2008, from $4.4 million for the three months ended March 31, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes. Direct selling, general and administrative expenses as a percentage of sales increased slightly to 13.3% for the three months ended March 31, 2008, from 13.2% for the three months ended March 31, 2007.

Trailer

Trailer sales for the three months ended March 31, 2008, decreased to $5.9 million, or 54.6%, from $13.1 million for the three months ended March 31, 2007. This decrease reflects the decision in January 2008 to suspend operations of the Trailer segment and develop a plan to cease operations.

Trailer gross margin increased to 15.8% for the three months ended March 31, 2008, from 6.4% for the three months ended March 31, 2007, or 9.4 percentage points. This increase was primarily due to the benefit from the liquidation of LIFO reserves as inventory levels decreased.

Direct selling, general and administrative expenses for Trailer increased to $0.8 million, or 51.5%, for the three months ended March 31, 2008, from $0.5 million for the three months ended March 31, 2007, from higher general liability legal and claims expenses. Direct selling, general and administrative expenses as a percentage of sales increased to 13.4% for the three months ended March 31, 2008, from 4.0% for the three months ended March 31, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, increased to $6.3 million, or 21.4%, for the three months ended March 31, 2008, from $5.2 million for the three months ended March 31, 2007, primarily from the higher employee-related and incremental costs associated with management changes.

Interest income, interest expense and other income and expense for the three months ended March 31, 2008, totaled $0.2 million of income compared to income of $0.9 million for the three months ended March 31, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during the first quarter of 2008.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.5 million for the three months ended March 31, 2008, or 37%, compared to $0.8 million for the three months ended March 31, 2007. This decrease is primarily due to lower expected returns on asset balances.

The net tax rate for the three months ended March 31, 2008, was 35.0% compared to 32.8% in the three months ended March 31, 2007. The net tax rate for the first three months of 2007 was the result of the effective tax rate of 35.0% benefiting from a reduction in tax reserves on items falling out of statute.

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

The Company’s cash balance totaled $103.3 million at March 31, 2008, compared to $95.7 million at December 31, 2007. For the three months ended March 31, 2008, net cash provided by operating activities was $16.5 million, net cash used in investing activities totaled $5.5 million and net cash used in financing activities amounted to $3.8 million. Significant components of cash provided by operating activities included net earnings, adjusted for non-cash expenses, of $19.2 million and an increase in working capital of $2.6 million. This working capital increase was primarily due to increased inventory balances from higher production activity in Power Transmission. Net cash used in investing activities included net capital expenditures totaling $4.8 million and an increase in other assets of $0.7 million. Capital expenditures in the first three months of 2008 were primarily for the expansion of manufacturing and service capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2008 are projected to be approximately $50.0 million, primarily for the expansion of manufacturing and service capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $3.7 million, or $0.25 per share and treasury stock purchases of $1.1 million, partially offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $1.0 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2008, no debt was outstanding under the Bank Facility. The Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $7.7 million, $32.3 million of borrowing capacity was available at March 31, 2008.

During the first quarter of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of March 31, 2008, the Company held 915,278 shares of treasury stock at an aggregate cost of approximately $32.7 million. At March 31, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization during 2008.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. The Company doe not expect the adoption of the remaining requirements of SFAS 157 to have a significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2008 this inter-company debt was comprised of 0.1 million euros and $8.8 million Canadian dollars. As of March 31, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

On March 7, 1997, a class action complaint was filed against Lufkin Industries, Inc. (the “Company”) in the U.S. District Court for the Eastern District of Texas by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, but was postponed by the District Court and was completed in October 2004. The only claims made at trial were those of discrimination in initial assignments and promotions.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. Prior to the case returning to the District Court, the Company will review its appellate options. This review will address the remaining issue in this case. The Company believes that its position is supported by legal authority that would reverse the decisions of the lower courts.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, should the Company elect not to appeal or if further appellate review is unsuccessful, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first quarter of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plan. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of March 31, 2008, the Company held 915,278 shares of treasury stock at an aggregate cost of approximately $32.7 million. At March 31, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization in 2008.

A summary of the Company’s repurchase activity for the three months ended March 31, 2008, is as follows:

Issuers Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans	Under the Plans

January 1 - January 31	-	$-	-	$4,623,916
February 1 - February 29	20,000	55.85	20,000	3,506,845
March 1 - March 31	-	-	-	3,506,845

Total	20,000	$55.85	20,000	$3,506,845

Item 6.  Exhibits.

Exhibit Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

**10.1	Lufkin Industries, Inc. 2008 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 19, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*   Filed herewith
** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           May 12, 2008

LUFKIN INDUSTRIES, INC.

By:             /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

**10.1	Lufkin Industries, Inc. 2008 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 19, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*   Filed herewith
** Incorporated by reference