Form 10-Q
period 2008-08-08
LUFKIN INDUSTRIES INC
filed 2008-08-11
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes ___No   X

There were 14,883,672 shares of Common Stock, $1.00 par value per share, outstanding as of August 7, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$103,816	$95,748
Receivables, net	101,275	90,696
Income tax receivable	4,064	4,637
Inventories	115,375	92,914
Deferred income tax assets	1,564	888
Other current assets	5,066	1,260
Current assets from discontinued operations	2,387	6,724
Total current assets	333,547	292,867

Property, plant and equipment, net	122,375	117,190
Prepaid pension costs	54,320	71,571
Goodwill, net	12,187	11,990
Other assets, net	3,230	3,394
Long-term assets from discontinued operations	1,366	3,644
Total assets	$527,025	$500,656

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$34,408	$23,083
Accrued liabilities:
Payroll and benefits	10,510	11,085
Warranty expenses	3,188	2,925
Taxes payable	3,730	4,391
Other	20,307	21,739
Current liabilities from discontinued operations	2,457	4,911
Total current liabilities	74,600	68,134

Deferred income tax liabilities	27,472	34,600
Postretirement benefits	7,017	7,303
Other liabilities	5,644	5,966
Commitments and contingencies	-	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,723,451 and 15,534,184 shares issued and outstanding, respectively	15,723	15,534
Capital in excess par	57,735	48,315
Retained earnings	370,811	341,315
Treasury stock, 898,278 and 895,278 shares, respectively, at cost	(32,090)	(31,580)
Accumulated other comprehensive income	113	11,069
Total shareholders' equity	412,292	384,653
Total liabilities and shareholders' equity	$527,025	$500,656

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$174,488	$133,575	$315,558	$268,559

Cost of Sales	126,693	94,173	227,243	189,788

Gross Profit	47,795	39,402	88,315	78,771

Selling, general and administrative expenses	16,976	14,372	33,741	28,451

Operating income	30,819	25,030	54,574	50,320

Interest income	440	966	1,119	1,831
Interest expense	(56)	(25)	(137)	(58)
Other income (expense), net	331	614	(49)	719

Earnings from continuing operations before
income tax provision and discontinued
operations	31,534	26,585	55,507	52,812

Income tax provision	10,356	9,505	18,744	18,062

Earnings from continuing operations before
discontinued operations	21,178	17,080	36,763	34,750

Earnings from discontinued operations, net of tax	55	441	99	540

Net earnings	$21,233	$17,521	$36,862	$35,290

Basic earnings per share:

Earnings from continuing operations	$1.44	$1.14	$2.50	$2.32
Earnings from discontinued operations	-	0.03	0.01	0.03

Net earnings	$1.44	$1.17	$2.51	$2.35

Diluted earnings per share:

Earnings from continuing operations	$1.42	$1.12	$2.47	$2.29
Earnings from discontinued operations	-	0.03	0.01	0.03

Net earnings	$1.42	$1.15	$2.48	$2.32

Dividends per share	$0.25	$0.21	$0.50	$0.42

Weighted average number of shares outstanding:
Basic	14,772,015	15,026,974	14,707,037	14,991,428
Diluted	14,922,885	15,229,990	14,864,895	15,209,214

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$36,862	$35,290
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	7,557	6,563
Deferred income tax benefit	(236)	(746)
Excess tax benefit from share-based compensation	(4,215)	(2,565)
Share-based compensation expense	1,843	2,270
Pension income	(1,058)	(1,629)
Postretirement benefits	(10)	(157)
Gain on disposition of property, plant and equipment	(26)	(85)
Income from discontinued operations	(99)	(540)
Changes in:
Receivables, net	(7,460)	6,946
Inventories	(21,601)	(16,394)
Other current assets	(1,716)	(2,032)
Accounts payable	12,818	2,189
Accrued liabilities	(4,821)	1,171
Net cash used in continuing operations	17,838	30,281
Net cash provided by (used in) discontinued operations	(884)	244

Net cash provided by operating activities	16,954	30,525

Cash flows from investing activites:
Additions to property, plant and equipment	(10,181)	(10,670)
Proceeds from disposition of property, plant and equipment	148	361
Increase in other assets	(257)	(367)
Net cash used in continuing operations	(10,290)	(10,676)
Net cash provided by (used in) discontinued operations	884	(243)

Net cash used in investing activities	(9,406)	(10,919)

Cash flows from financing activites:
Dividends paid	(7,366)	(6,304)
Excess tax benefit from share-based compensation	4,215	2,565
Proceeds from exercise of stock options	4,222	2,682
Purchases of treasury stock	(1,117)	-
Net cash used in financing activities	(46)	(1,057)

Effect of translation on cash and cash equivalents	566	123

Net increase in cash and cash equivalents	8,068	18,672

Cash and cash equivalents at beginning of period	95,748	57,797

Cash and cash equivalents at end of period	$103,816	$76,469

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

3. Discontinued Operations

During the second quarter of 2008, the Trailer segment was classified as a discontinued operation. In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008. During the second quarter of 2008, this plan was completed, with the majority of the remaining inventory and manufacturing equipment sold and all facilities closed.

Operating results of discontinued operations were as follows (in thousands of dollars):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$561	$10,930	$6,502	$24,026

Earnings before income tax provision	16	595	88	809

Income tax (provision) benefit	39	(154)	11	(269)

Earnings from discontinued operations, net of tax	$55	$441	$99	$540

	June 30,	December 31,
	2008	2007

Receivables, net	$1,255	$2,938
Inventories	317	2,907
Deferred income tax assets	727	728
Other current assets	88	151

Current assets from discontinued operations	2,387	6,724

Property, plant and equipment, net	-	2,939
Deferred income tax assets	678	238
Other assets, net	688	467

Long-term assets from discontinued operations	1,366	3,644

Total assets from discontinued operations	$3,753	$10,368

Accounts payable	$251	$894
Accrued liabilities:
Payroll and benefits	164	359
Warranty expenses	575	717
Taxes payable	657	2,739
Other	810	202

Current liabilities from discontinued operations	2,457	4,911

Total liabilities from discontinued operations	$2,457	$4,911

4. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	June 30,	December 31,
	2008	2007

Accounts receivable	$100,785	$90,383
Other receivables	591	402
Gross receivables	101,376	90,785

Allowance for doubtful accounts receivable	(101)	(89)
Net receivables	$101,275	$90,696

Bad debt expense related to receivables was negligible for the three and six months ended June 30, 2008 and 2007.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	June 30,	December 31,
	2008	2007
Gross inventories @ FIFO:
Finished goods	$4,382	$3,717
Work in progress	27,956	21,150
Raw materials & component parts	103,423	83,452
Maintenance, tooling & supplies	11,494	11,357
Total gross inventories @ FIFO	147,255	119,676
Less reserves:
LIFO	30,123	25,183
Valuation	1,757	1,579
Total inventories as reported	$115,375	$92,914

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $98.3 million and $77.0 million at June 30, 2008, and December 31, 2007, respectively.

6. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	June 30,	December 31,
	2008	2007

Land	$5,319	$3,386
Land improvements	9,492	8,389
Buildings	76,317	70,281
Machinery and equipment	234,788	227,304
Furniture and fixtures	5,417	5,076
Computer equipment and software	14,348	14,246
Total property, plant and equipment	345,681	328,682
Less accumulated depreciation	(223,306)	(211,492)
Total property, plant and equipment, net	$122,375	$117,190

Depreciation expense related to property, plant and equipment was $3.8 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively, and $7.5 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively.

7. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Total
Balance as of 12/31/07	$9,447	$2,543	$11,990

Foreign currency translation	(3)	200	197
Balance as of 6/30/08	$9,444	$2,743	$12,187

Goodwill impairment tests were performed in the first quarter of 2008 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):
	June 30,	December 31,
	2008	2007
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	10	26
Accumulated amortization	(424)	(378)

Ending balance	$49	$111

8. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):
	June 30,	December 31,
	2008	2007
Customer prepayments	$14,008	$15,328
Deferred compensation plans	4,483	4,506
Accrued professional services	745	802
Other accrued liabilities	1,071	1,103
Total other current accrued liabilities	$20,307	$21,739

9. Retirement Benefits
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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through June 30, 2008. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.8 million and $0.7 million in the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.6 million in the six months ended June 30, 2008 and 2007, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

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

Components of Net Periodic Benefit Cost (in thousands of dollars)
	Pension Benefits		Other Benefits
Three Months Ended June 30,	2008	2007	2008	2007

Service cost	$1,324	$1,356	$30	$42
Interest cost	2,601	2,462	118	107
Expected return on plan assets	(4,309)	(4,435)	-	-
Amortization of prior service cost	141	142	-	-
Amortization of unrecognized net (gain) loss	69	39	(63)	(68)
Amortization of unrecognized transition asset	(159)	(231)	-	-
Net periodic benefit cost (income)	$(333)	$(667)	$85	$81

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2008	2007	2008	2007

Service cost	$2,561	$2,725	$76	$87
Interest cost	5,251	4,862	227	229
Expected return on plan assets	(8,567)	(8,823)	-	-
Amortization of prior service cost	283	283	-	-
Amortization of unrecognized net (gain) loss	90	51	(109)	(113)
Amortization of unrecognized transition asset	(319)	(463)	-	-
Net periodic benefit cost (income)	$(701)	$(1,365)	$194	$203

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make contributions of $250,000 to its pension plans in 2008. The Company also disclosed that it expected contributions of $642,000 to be made to its postretirement plan in 2008. As of June 30, 2008, the Company has made contributions of $79,000 to its pension plans and has made contributions of $503,000 to its postretirement plan. The Company presently anticipates making additional contributions of $186,000 to its pension plans and $195,000 to its postretirement plan during the remainder of 2008.

10. Legal Proceedings
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

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. On July 2, 2008, the Company filed a Petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review the decision of the United States Court of Appeals for the Fifth Circuit. This review will address the remaining issue in this case. The Company believes that its position is supported by legal authority that would reverse the decisions of the lower courts if its appeal to the Supreme Court of the United States is accepted for review.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, if further appellate review is unsuccessful, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its consolidated financial position, results of operations or cash flow.

11. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. In the second quarter of 2008, a net loss was recognized in the defined benefit pension plans from adjusting expected asset returns to actual returns realized as of June 30, 2008. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$21,233	$17,521	$36,862	$35,290

Other comprehensive income, before tax:

Foreign currency translation adjustments	105	1,819	997	2,188

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	141	142	283	283
Amortization of unrecognized transition
asset included in net periodic benefit cost	(159)	(231)	(319)	(463)
Amortization of unrecognized net loss
included in net periodic benefit cost	69	39	90	51
Net loss arising during period	(19,406)	(2,354)	(19,406)	(2,354)

Total defined benefit pension plans	(19,355)	(2,404)	(19,352)	(2,483)

Defined benefit postretirement plans:

Amortization of unrecognized net gain
included in net periodic benefit cost	(63)	(68)	(109)	(113)
Net gain arising during period	303	987	303	987

Total defined benefit postretirement plans	240	919	194	874

Total other comprehensive income, before tax	(19,010)	334	(18,161)	579

Income tax benefit related to items of other
comprehensive income	7,189	520	7,205	563

Total other comprehensive income, net of tax	(11,821)	854	(10,956)	1,142

Total comprehensive income	$9,412	$18,375	$25,906	$36,432

Accumulated other comprehensive income in the consolidated balance sheet consists of the following (in thousands of dollars):
		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2007	$8,015	$1,221	$1,833	$11,069

Current-period change	997	(12,044)	91	(10,956)

Balance, June 30, 2008	9,012	(10,823)	1,924	113

12. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2008 and 2007, are illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding
for basic EPS	14,772,015	15,026,974	14,707,037	14,991,428
Effect of dilutive securities: employee stock
options	150,870	203,016	157,858	217,786
Adjusted weighted average common shares
outstanding for diluted EPS	14,922,885	15,229,990	14,864,895	15,209,214

Weighted options to purchase a total of 44,563 and 147,849 shares of the Company’s common stock for the three months ended June 30, 2008 and 2007, respectively, and 180,720 and 180,662 shares of the Company’s common stock for the six months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

13. Stock Option Plans
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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock-based compensation expense	$879	$1,275	$1,843	$2,270
Tax benefit	(325)	(472)	(682)	(840)
Stock-based compensation expense, net of tax	$554	$803	$1,161	$1,430

The fair value of each option grant during the first six months of 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2008	2007

Expected dividend yield	1.33% - 1.70%	1.30% - 1.38%
Expected stock price volatility	41.00% - 46.00%	42.00% - 45.00%
Risk free interest rate	1.90% - 3.27%	4.56% - 4.85%
Expected life options	2 - 6 years	3 - 6 years
Weighted-average fair value per share at grant date	$19.82	$23.28

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

A summary of stock option activity under the plans during the six months ended June 30, 2008, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2008	659,143	$39.28
Granted	106,000	58.41
Exercised	(206,266)	20.47
Forfeited or expired	(17,725)	46.06
Outstanding at June 30, 2008	541,152	$49.98	8.0	$18,022
Exercisable at June 30, 2008	282,174	$48.09	7.4	$9,929

As of June 30, 2008, there was $3.2 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of stock options exercised in the first six months of 2008 was $11.0 million.

14. Stock Repurchase Plans

During the first six months of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plan. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. No shares were repurchased during the second quarter of 2008. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of June 30, 2008, the Company held 898,278 shares of treasury stock at an aggregate cost of approximately $32.1 million. At June 30, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization during 2008.

15. Material Events Related to FIN 48

As of January 1, 2008, the Company had approximately $2,742,000 of total gross unrecognized tax benefits.  Of this total, $2,543,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of June 30, 2008, the Company had approximately $1,142,000 of total gross unrecognized tax benefits.  Of this total, $943,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(Thousands of dollars)	2008

Balance at December 31, 2007	$2,742

Gross increases- current year tax positions	-
Gross increases- tax positions from prior periods	-
Gross decreases- tax positions from prior periods	(712)
Settlements	(888)

Balance at June 30, 2008	$1,142

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $301,000 accrued for interest and penalties at December 31, 2007.  Interest and penalties of $266,000 and $223,000 was recognized as income during the three and six months ended June 30, 2008, respectively, mostly due to settlements with taxing authorities.

16. Segment Data
The Company operates with two business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended June 30, 2008

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$127,219	$48,342	$-	$-	$175,561
Inter-segment sales	(712)	(361)	-	-	(1,073)
Net sales	$126,507	$47,981	$-	$-	$174,488

Operating income	$24,471	$6,348	$-	$-	$30,819
Other income, net	52	64	599	-	715
Earnings from continuing operations
before income tax provision	$24,523	$6,412	$599	$-	$31,534

Three Months Ended June 30, 2007

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$94,006	$41,330	$-	$-	$135,336
Inter-segment sales	(833)	(928)	-	-	(1,761)
Net sales	$93,173	$40,402	$-	$-	$133,575

Operating income (loss)	$18,935	$7,382	$-	$(1,287)	$25,030
Other income (expense), net	572	(29)	1,012	-	1,555
Earnings (loss) from continuing operations
before income tax provision	$19,507	$7,353	$1,012	$(1,287)	$26,585

Six Months Ended June 30, 2008

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$228,718	$88,937	$-	$-	$317,655
Inter-segment sales	(1,302)	(795)	-	-	(2,097)
Net sales	$227,416	$88,142	$-	$-	$315,558

Operating income (loss)	$45,002	$11,143	$-	$(1,571)	$54,574
Other income (expense), net	(216)	3	1,146	-	933
Earnings (loss) from continuing operations
before income tax provision	$44,786	$11,146	$1,146	$(1,571)	$55,507

Six Months Ended June 30, 2007

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$196,166	$76,386	$-	$-	$272,552
Inter-segment sales	(1,707)	(2,286)	-	-	(3,993)
Net sales	$194,459	$74,100	$-	$-	$268,559

Operating income (loss)	$40,371	$12,492	$-	$(2,543)	$50,320
Other income, net	578	64	1,850	-	2,492
Earnings (loss) from continuing operations
before income tax provision	$40,949	$12,556	$1,850	$(2,543)	$52,812

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment have been reclassified to continuing operations. One adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years. The other adjustment is for corporate allocations previously charged to Trailer as these expenses will continue in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

Lufkin Industries is a global supplier of oil field and power transmission products. Through its Oil Field segment, the Company manufactures and services artificial reciprocating rod lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for industrial applications. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times and improve quality. Investments also continue to be made to expand the Company’s presence in automation products and international service. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions.

Trends/Outlook

Oilfield
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market was negatively affected by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases. In 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. During the first half of 2008, demand levels in North America increased over the levels experienced in the latter half of 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continues to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets.

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

Other
The main U.S. manufacturing facilities for Oil Field and Power Transmission are unionized and the current labor contract expires in October 2008. While the Company is confident it can successfully negotiate a new contract, any labor disruption could have a significant impact on Oil Field and Power Transmission’s ability to maintain production levels.

Discontinued Operations
During the second quarter of 2008, the Trailer segment was classified as a discontinued operation. In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities in 2008. During the second quarter of 2008, this plan was completed, with the majority of the remaining inventory and manufacturing equipment sold and all facilities closed. Trailer generated income of $0.1 million and $0.4 million, net of tax, during the second quarter of 2008 and 2007, respectively, and generated income of $0.1 million and $0.5 million, net of tax, during the first half of 2008 and 2007, respectively.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances. Prior period amounts have been reclassed to reflect the impact of discontinued operations.

Overall, sales for the three months ended June 30, 2008, increased to $174.5 million from $133.6 million for the three months ended June 30, 2007, or 30.6%. Also, sales for the six months ended June 30, 2008, increased to $315.6 million from $268.6 million for the six months ended June 30, 2007, or 17.5%. This increase was primarily driven by increased sales of new pumping units in the U.S. market, but also from continued growth in Power Transmission sales.

Gross margin for the three months ended June 30, 2008, decreased to 28.0% from 29.3% for the three months ended June 30, 2007, and decreased to 27.4% for the six months ended June 30, 2008, from 29.5% for the six months ended June 30, 2007. This gross margin decrease was related to non-cash additions to LIFO inventory reserves related to the inflationary impact of higher raw material prices for steel and castings. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $17.0 million during the second quarter of 2008 from $14.4 million during the second quarter of 2007, and increasing to $33.8 million during the first half of 2008 from $28.5 million during the first half of 2007 These increases were primarily related to higher divisional spending to support higher sales volume. However, as a percentage of sales, selling, general and administrative expenses decreased to 9.7% during the second quarter of 2008 compared to 10.8% during the second quarter of 2007 and increased to 10.7% during the first half of 2008 compared to 10.6% during the first half of 2007.

The net tax rate in the second quarter of 2008 was 32.7%, compared to 35.5% in the second quarter of 2007, due to the favorable resolution of previously reserved items related to an IRS audit of the 2002-2005 tax years.

The Company reported net earnings from continuing operations of $21.2 million or $1.42 per share (diluted) for the three months ended June 30, 2008, compared to net earnings from continuing operations of $17.1 million or $1.12 per share (diluted) for the three months ended June 30, 2007, and reported net earnings from continuing operations of $36.8 million or $2.47 per share (diluted) for the six months ended June 30, 2008, compared to net earnings from continuing operations of $34.8 million or $2.29 per share (diluted) for the six months ended June 30, 2007

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of June 30, 2008, and December 31, 2007. Cash balances at June 30, 2008, were $103.9 million, up from $95.7 million at December 31, 2007.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
Sales
Oil Field	$126,507	$93,173	$33,334	35.8
Power Transmission	47,981	40,402	7,579	18.8
Total	$174,488	$133,575	$40,913	30.6

Gross Profit
Oil Field	$33,026	$25,632	$7,394	28.8
Power Transmission	14,756	13,589	1,167	8.6
Adjustment*	13	181	(168)	(92.8)
Total	$47,795	$39,402	$8,393	21.3

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $126.5 million, or 35.8%, for the three months ended June 30, 2008, from $93.2 million for the three months ended June 30, 2007. New unit sales of $79.2 million during the second quarter of 2008 were up $26.3 million, or 49.7%, compared to $52.9 million during the second quarter 2007, primarily from higher U.S. demand. Service sales of $24.0 million during the second quarter of 2008 were up $4.8 million, or 24.8%, compared to $19.2 million during the second quarter 2007, from growth in the U.S. market. Automation sales of $17.8 million during the second quarter of 2008 were up $4.2 million, or 29.8%, compared to $13.6 million during the second quarter 2007, from growth in international sales. Commercial casting sales of $5.7 million during the second quarter of 2008 were down $1.8 million, or 23.4%, compared to $7.5 million during the second quarter 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $170.9 million as of June 30, 2008, from $55.8 million at June 30, 2007, and $76.9 million at December 31, 2007. This increase was driven by increased bookings for new units for the U.S. market as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped throughout the remainder of 2008 versus their normal buying practice of ordering units as needed.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 26.1% for three months ended June 30, 2008, compared to 27.5% for the three months ended June 30, 2007, or 1.4 percentage points. This gross margin decrease was related to increased non-cash additions to LIFO inventory reserves of $2.6 million, or 2.0 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $5.3 million, or 23.1%, for the three months ended June 30, 2008, from $4.3 million for the three months ended June 30, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes. However, direct selling, general and administrative expenses as a percentage of sales decreased to 4.2% for the three months ended June 30, 2008, from 4.6% for the three months ended June 30, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $48.0 million, or 18.8%, for the three months ended June 30, 2008, compared to $40.4 million for the three months ended June 30, 2007. New unit sales of $37.1 million during the second quarter of 2008 were up $6.8 million, or 22.4%, compared to $30.3 million during the second quarter 2007 from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $10.8 million during the second quarter of 2008 were up $0.8 million, or 7.8%, compared to $10.0 million during the second quarter 2007. Power Transmission backlog at June 30, 2008, increased to $138.8 million from $112.9 million at June 30, 2007, and $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 30.8% for the three months ended June 30, 2008, compared to 33.6% for the three months ended June 30, 2007, or 2.8 percentage points. This gross margin decrease was from increased non-cash additions to LIFO inventory reserves of $1.2 million, or 2.5 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Power Transmission increased to $5.9 million, or 35.8%, for the three months ended June 30, 2008, from $4.4 million for the three months ended June 30, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales increased to 12.3% for the three months ended June 30, 2008, from 10.8% for the three months ended June 30, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $5.7 million for the three months ended June 30, 2008, an increase of $0.0 million or 0.7%, from $5.7 million for the three months ended June 30, 2007.

Interest income, interest expense and other income and expense for the three months ended June 30, 2008, decreased to $0.7 million of income compared to income of $1.6 million for the three months ended June 30, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during the second quarter of 2008 compared to the same period in 2007.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.6 million for the three months ended June 30, 2008, or 33%, compared to $0.8 million for the three months ended June 30, 2007. This decrease was primarily due to lower expected returns on asset balances.

The net tax rate for the three months ended June 30, 2008, was 32.8% compared to 35.8% in the three months ended June 30, 2007. The net tax rate for the second quarter of 2008 decreased due to the favorable resolution of previously reserved items related to an IRS audit of the 2002-2005 tax years.

Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment have been reclassified to continuing operations. One adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years. The other adjustment is for corporate allocations previously charged to Trailer as these expenses will continue in the future.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
Sales
Oil Field	$227,416	$194,459	$32,957	16.9
Power Transmission	88,142	74,100	14,042	19.0
Total	$315,558	$268,559	$46,999	17.5

Gross Profit
Oil Field	$61,257	$53,606	$7,651	14.3
Power Transmission	26,943	24,826	2,117	8.5
Adjustment*	115	339	(224)	(66.1)
Total	$88,315	$78,771	$9,544	12.1

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassed to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $227.4 million, or 16.9%, for the six months ended June 30, 2008, from $194.5 million for the six months ended June 30, 2007. New unit sales of $134.9 million during the first six months of 2008 were up $23.3 million, or 20.9%, compared to $111.6 million during the first six months of 2007, primarily from higher U.S. and Middle East/North Africa demand. Service sales of $45.0 million during the first six months of 2008 were up $5.9 million, or 15.1%, compared to $39.1 million during the first six months of 2007, from growth in the U.S. market. Automation sales of $36.0 million during the first six months of 2008 were up $8.2 million, or 29.4%, compared to $27.8 million during the first six months of 2007, from growth in international sales. Commercial casting sales of $11.6 million during the first six months of 2008 were down $4.4 million, or 27.6%, compared to $16.0 million during the first six months of 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $170.9 million as of June 30, 2008, from $76.9 million at December 31, 2007. This increase was driven by increased bookings for new units for the U.S. market as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped throughout the remainder of 2008 versus their normal buying practice of ordering units as needed.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 26.9% for six months ended June 30, 2008, compared to 27.6% for the six months ended June 30, 2007, or 0.7 percentage points. This gross margin decrease was related to increased non-cash additions to LIFO inventory reserves of $3.1 million, or 1.4 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $10.3 million, or 19.9%, for the six months ended June 30, 2008, from $8.6 million for the six months ended June 30, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes and third-party commissions. Direct selling, general and administrative expenses as a percentage of sales also increased to 4.5% for the six months ended June 30, 2008, from 4.4% for the six months ended June 30, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $88.1 million, or 19.0%, for the six months ended June 30, 2008, compared to $74.1 million for the six months ended June 30, 2007. New unit sales of $68.7 million during the first six months of 2008 were up $12.7 million, or 22.6%, compared to $56.0 million during the first six months of 2007, from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $19.5 million during the first six months of 2008 were up $1.4 million, or 7.7%, compared to $18.1 million during the first six months of 2007. Power Transmission backlog at June 30, 2008, increased to $138.8 million from $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 30.6% for the six months ended June 30, 2008, compared to 33.5% for the six months ended June 30, 2007, or 2.9 percentage points. This gross margin decrease was from increased non-cash additions to LIFO inventory reserves of $1.5 million, or 1.7 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings and from the unfavorable mix effect of increased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $11.2 million, or 28.7%, for the six months ended June 30, 2008, from $8.7 million for the six months ended June 30, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales increased to 12.7% for the six months ended June 30, 2008, from 11.8% for the six months ended June 30, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $12.3 million for the six months ended June 30, 2008, an increase of $1.1 million or 9.7%, from $11.2 million for the six months ended June 30, 2007, primarily from higher personnel-related expenses in support of sales volume growth.

Interest income, interest expense and other income and expense for the six months ended June 30, 2008, decreased to $0.9 million of income compared to income of $2.5 million for the six months ended June 30, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during the first half of 2008 compared to the same period in 2007.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.1 million for the six months ended June 30, 2008, or 35%, compared to $1.6 million for the six months ended June 30, 2007. This decrease was primarily due to lower expected returns on asset balances.

The net tax rate for the six months ended June 30, 2008, was 33.7% compared to 34.2% in the six months ended June 30, 2007. The net tax rate for the first six months of 2008 deceased due to the favorable resolution of previously reserved items related to an IRS audit of the 2002-2005 tax years.

Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment have been reclassed to continuing operations. One adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years. The other adjustment is for corporate allocations previously charged to Trailer as these expenses will continue in the future.

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

The Company’s cash balance totaled $103.8 million at June 30, 2008, compared to $95.7 million at December 31, 2007. For the six months ended June 30, 2008, net cash provided by operating activities was $17.0 million, net cash used in investing activities totaled $9.4 million and net cash used in financing activities amounted to $0.0 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $40.6 million, an increase in working capital of $22.8 million and $0.8 million of cash used by discontinued operations. This working capital increase was primarily due to increased inventory balances from higher production activity in Oilfield and Power Transmission and strategic steel purchases. Net cash used in investing activities included net capital expenditures totaling $10.0 million, an increase in other assets of $0.3 million and $0.8 million of net proceeds from asset sales of discontinued operations. Capital expenditures in the first six months of 2008 were primarily for the expansion of manufacturing and service capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2008 are projected to be approximately $30.0 million, primarily for the expansion of manufacturing and service capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $7.4 million, or $0.50 per share and treasury stock purchases of $1.1 million, offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $8.4 million.

The Company has a six-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2008, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $8.1 million, $31.9 million of borrowing capacity was available at June 30, 2008.

During the second quarter of 2008, no shares were repurchased pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of June 30, 2008, the Company held 898,278 shares of treasury stock at an aggregate cost of approximately $32.1 million. At June 30, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. While this repurchase authorization has no expiration date, the Company expects to spend this remaining authorization during 2008.

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

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that it is more likely than not that some or all of any deferred tax assets will expire before realization or that the future deductibility is not probable, a valuation allowance would be recorded.

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
●
changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company's products, the cost thereof or applicable tax rates;

●	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments; and
●
general industry, political and economic conditions in the markets where the Company procures material, components and supplies for the production of the Company's principal products or where the Company's products are produced, distributed or sold.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2008 this inter-company debt was comprised of 0.0 million euros and $6.3 million Canadian dollars. As of June 30, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. On July 2, 2008, the Company filed a Petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review the decision of the United States Court of Appeals for the Fifth Circuit. This review will address the remaining issue in this case. The Company believes that its position is supported by legal authority that would reverse the decisions of the lower courts if its appeal to the Supreme Court of the United States is accepted for review.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, if further appellate review is unsuccessful, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

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

Item 4.  Submission of Matters to A Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 7, 2008, in Lufkin, Texas to elect three directors.

The Annual Meeting was held to elect to elect three directors. All of the nominated directors were elected and will serve a three-year term expiring in 2011. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in	Votes		Broker Non-
	Favor	Withheld	Abstentions	Votes

H. J. Trout	12,947,245	459,791	-	-
J. T. Jongebloed	12,559,852	847,184	-	-
S. V. Baer	12,982,855	424,181	-	-

Directors with terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2009:

D. V. Smith
S. W. Henderson III
J. F. Anderson

Directors with terms expiring in 2010:

J. H. Lollar
B. H. O’Neal
T. E. Wiener
J. F. Glick

Item 6.  Exhibits.
**10.1
Severance Agreement, dated as of January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.2
Severance Agreement, dated as of February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.3
Severance Agreement, dated as of March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.4
Severance Agreement, dated as of May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.5
Form of Employee Stock Option Agreement for the Company's 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.6
Form of Director Stock Option Agreement for the Company's 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

Date:          August 8, 2008

LUFKIN INDUSTRIES, INC.

By:             /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

**10.1
Severance Agreement, dated as of January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.2
Severance Agreement, dated as of February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.3
Severance Agreement, dated as of March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.4
Severance Agreement, dated as of May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.5
Form of Employee Stock Option Agreement for the Company's 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

**10.6
Form of Director Stock Option Agreement for the Company's 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to Form 8-K filed May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*   Filed herewith
** Incorporated by reference