Form 10-Q
period 2008-11-05
LUFKIN INDUSTRIES INC
filed 2008-11-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ___No   X

There were 14,855,295 shares of Common Stock, $1.00 par value per share, outstanding as of November 6, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	September 30,	December 31,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$110,190	$95,748
Receivables, net	121,783	90,696
Income tax receivable	3,474	4,637
Inventories	125,042	92,914
Deferred income tax assets	1,634	888
Other current assets	2,755	1,260
Current assets from discontinued operations	1,677	6,724
Total current assets	366,555	292,867

Property, plant and equipment, net	124,331	117,190
Prepaid pension costs	54,830	71,571
Goodwill, net	11,892	11,990
Other assets, net	2,361	3,394
Long-term assets from discontinued operations	1,295	3,644
Total assets	$561,264	$500,656

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$37,722	$23,083
Accrued liabilities:
Payroll and benefits	12,533	11,085
Warranty expenses	3,566	2,925
Taxes payable	8,174	4,391
Other	22,137	21,739
Current liabilities from discontinued operations	1,535	4,911
Total current liabilities	85,667	68,134

Deferred income tax liabilities	27,034	34,600
Postretirement benefits	6,994	7,303
Other liabilities	5,884	5,966
Commitments and contingencies	-	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,790,464 and 15,534,184 shares issued and outstanding, respectively	15,790	15,534
Capital in excess par	63,105	48,315
Retained earnings	391,897	341,315
Treasury stock, 883,278 and 895,278 shares, respectively, at cost	(31,554)	(31,580)
Accumulated other comprehensive income (loss)	(3,553)	11,069
Total shareholders' equity	435,685	384,653
Total liabilities and shareholders' equity	$561,264	$500,656

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$195,090	$137,489	$510,648	$406,048

Cost of Sales	139,268	97,313	366,511	287,101

Gross Profit	55,822	40,176	144,137	118,947

Selling, general and administrative expenses	16,983	13,646	50,724	42,097

Operating income	38,839	26,530	93,413	76,850

Interest income	503	975	1,622	2,806
Interest expense	(48)	(30)	(183)	(88)
Other income (expense), net	(396)	534	(447)	1,253

Earnings from continuing operations before
income tax provision and discontinued
operations	38,898	28,009	94,405	80,821

Income tax provision	13,937	9,691	32,681	27,753

Earnings from continuing operations before
discontinued operations	24,961	18,318	61,724	53,068

Earnings (loss) from discontinued operations, net of tax	(149)	753	(51)	1,293

Net earnings	$24,812	$19,071	$61,673	$54,361

Basic earnings per share:

Earnings from continuing operations	$1.68	$1.23	$4.18	$3.55
Earnings (loss) from discontinued operations	(0.01)	0.05	-	0.08

Net earnings	$1.67	$1.28	$4.18	$3.63

Diluted earnings per share:

Earnings from continuing operations	$1.66	$1.21	$4.14	$3.50
Earnings (loss) from discontinued operations	(0.01)	0.05	-	0.08

Net earnings	$1.65	$1.26	$4.14	$3.58

Dividends per share	$0.25	$0.23	$0.75	$0.65

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$61,673	$54,361
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	11,466	10,152
Deferred income tax benefit	(985)	(445)
Excess tax benefit from share-based compensation	(4,118)	(2,706)
Share-based compensation expense	2,595	2,595
Pension income	(1,587)	(2,443)
Postretirement benefits	(89)	(464)
Gain on disposition of property, plant and equipment	(157)	(813)
Income (loss) from discontinued operations	(1,293)	51
Changes in:
Receivables, net	(28,564)	7,970
Inventories	(33,437)	(18,392)
Other current assets	(1,601)	(852)
Accounts payable	18,792	(1,323)
Accrued liabilities	8,319	15,517
Net cash provided by continuing operations	31,014	63,208
Net cash used in discontinued operations	(278)	(1,451)

Net cash provided by operating activities	30,736	61,757

Cash flows from investing activites:
Additions to property, plant and equipment	(17,808)	(14,295)
Proceeds from disposition of property, plant and equipment	367	1,176
Increase in other assets	1,262	770
Net cash used in continuing operations	(16,179)	(12,349)
Net cash provided by discontinued operations	278	1,451

Net cash used in investing activities	(15,901)	(10,898)

Cash flows from financing activites:
Dividends paid	(11,092)	(9,704)
Excess tax benefit from share-based compensation	4,118	2,706
Proceeds from exercise of stock options	8,174	2,792
Purchases of treasury stock	(1,117)	(22,037)
Net cash provided by (used in) financing activities	83	(26,243)

Effect of translation on cash and cash equivalents	(476)	530

Net increase in cash and cash equivalents	14,442	25,146

Cash and cash equivalents at beginning of period	95,748	57,797

Cash and cash equivalents at end of period	$110,190	$82,943
		`
\See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. In October 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. On September 30, 2008, the Company adopted the requirements of SFAS 157-3 and it had no significant impact on its consolidated financial position or results of operations. The Company does not expect the adoption of the remaining requirements of SFAS 157 to have a significant impact on its consolidated financial position or results of operations.

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

Operating results of discontinued operations were as follows (in thousands of dollars):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$202	$9,392	$6,704	$33,418

Earnings (loss) before income tax provision	(38)	1,107	49	1,917

Income tax provision	(111)	(354)	(100)	(624)

Earnings (loss) from discontinued operations, net of tax	$(149)	$753	$(51)	$1,293

	September 30,	December 31,
	2008	2007

Receivables, net	$819	$2,938
Inventories	124	2,907
Deferred income tax assets	734	728
Other current assets	-	151

Current assets from discontinued operations	1,677	6,724

Property, plant and equipment, net	-	2,939
Deferred income tax assets	-	238
Other assets, net	1,295	467

Long-term assets from discontinued operations	1,295	3,644

Total assets from discontinued operations	$2,972	$10,368

Accounts payable	$139	$894
Accrued liabilities:
Payroll and benefits	123	359
Warranty expenses	536	717
Taxes payable	-	2,739
Other	737	202

Current liabilities from discontinued operations	1,535	4,911

Total liabilities from discontinued operations	$1,535	$4,911

4. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	September 30,	December 31,
	2008	2007

Accounts receivable	$120,854	$90,383
Notes receivable	662	-
Other receivables	382	402
Gross receivables	121,898	90,785

Allowance for doubtful accounts receivable	(115)	(89)
Net receivables	$121,783	$90,696

Bad debt expense related to receivables was negligible for the three and nine months ended September 30, 2008 and 2007.

5. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	September 30,	December 31,
	2008	2007
Gross inventories @ FIFO:
Finished goods	$3,490	$3,717
Work in progress	28,776	21,150
Raw materials & component parts	117,086	83,452
Maintenance, tooling & supplies	12,097	11,357
Total gross inventories @ FIFO	161,449	119,676
Less reserves:
LIFO	34,722	25,183
Valuation	1,685	1,579
Total inventories as reported	$125,042	$92,914

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $110.9 million and $77.0 million at September 30, 2008, and December 31, 2007, respectively.

6. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	September 30,	December 31,
	2008	2007

Land	$5,638	$3,386
Land improvements	9,684	8,389
Buildings	76,114	70,281
Machinery and equipment	238,571	227,304
Furniture and fixtures	5,409	5,076
Computer equipment and software	14,285	14,246
Total property, plant and equipment	349,701	328,682
Less accumulated depreciation	(225,370)	(211,492)
Total property, plant and equipment, net	$124,331	$117,190

Depreciation expense related to property, plant and equipment was $3.9 million and $3.5 million for the three months ended September 30, 2008 and 2007, respectively, and $11.4 million and $9.9 million for the nine months ended September 30, 2008 and 2007, respectively.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Total

Balance as of 12/31/07	$9,447	$2,543	$11,990

Foreign currency translation	(7)	(91)	(98)
Balance as of 9/30/08	$9,440	$2,452	$11,892

Goodwill impairment tests were performed in the first quarter of 2008 and no impairment losses were recorded.

Intangible Assets

Balances and related accumulated amortization of intangible assets are as follows (in thousands of dollars):

	September 30,	December 31,
	2008	2007
Intangible assets subject to amortization:
Non-compete agreements
Original balance	$463	$463
Foreign currency translation	3	26
Accumulated amortization	(447)	(378)

Ending balance	$19	$111

8. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):
	September 30,	December 31,
	2008	2007

Customer prepayments	$15,831	$15,328
Deferred compensation plans	4,508	4,506
Accrued professional services	513	802
Other accrued liabilities	1,285	1,103
Total other current accrued liabilities	$22,137	$21,739

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through September 30, 2008. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $0.8 million in the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $2.3 million in the nine months ended September 30, 2008 and 2007, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

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

On October 13, 2008, the pension benefits for the Company’s U.S. employees subject to collective bargaining agreements were increased as part of the new three-year contract. The projected benefit obligation (PBO) was remeasured as of October 13, 2008, to reflect these increased benefits. As part of the remeasurement of the PBO, the assumptions for the rate of return on assets, discount rate and compensation rate were reviewed and the discount rate was increased to 7.60% from 6.35%. This remeasurement is expected to decrease the PBO by $22.1 million. Also, the expected return on plan assets was lowered to reflect the decreased value of pension assets, which had reduced to $210.0 million as of September 30, 2008. These changes will reduce net periodic benefit income by $0.8 million during the fourth quarter of 2008, or $0.04 per diluted share.

Components of Net Periodic Benefit Cost (in thousands of dollars)
	Pension Benefits		Other Benefits
Three Months Ended September 30,	2008	2007	2008	2007

Service cost	$1,280	$1,363	$38	$44
Interest cost	2,625	2,433	113	114
Expected return on plan assets	(4,282)	(4,411)	-	-
Amortization of prior service cost	141	141	-	-
Amortization of unrecognized net (gain) loss	45	25	(54)	(57)
Amortization of unrecognized transition asset	(159)	(232)	-	-
Net periodic benefit cost (income)	$(350)	$(681)	$97	$101

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2008	2007	2008	2007

Service cost	$3,841	$4,089	$114	$131
Interest cost	7,877	7,294	341	343
Expected return on plan assets	(12,849)	(13,234)	-	-
Amortization of prior service cost	424	424	-	-
Amortization of unrecognized net (gain) loss	135	76	(163)	(170)
Amortization of unrecognized transition asset	(479)	(695)	-	-
Net periodic benefit cost (income)	$(1,051)	$(2,046)	$292	$304

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make contributions of $250,000 to its pension plans in 2008. The Company also disclosed that it expected contributions of $642,000 to be made to its postretirement plan in 2008. As of September 30, 2008, the Company has made contributions of $193,000 to its pension plans and has made contributions of $628,000 to its postretirement plan. The Company presently anticipates making additional contributions of $89,000 to its pension plans and $39,000 to its postretirement plan during the remainder of 2008.

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

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimated would result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. On July 2, 2008, the Company filed a petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review certain issues in the decision of the United States Court of Appeals for the Fifth Circuit. The U.S. Supreme Court denied the Company’s petition on October 6, 2008.

The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision but leaving for further proceedings the method by which backpay is computed, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and conduct further proceedings to determine these issues. As a result, it is highly probable that the District Court will award damages for back pay and attorney fees as it attempts to conclude this case. Furthermore, there have been no offers of settlement amounts for back pay or attorney’s fees exchanged by the parties and the Company believes that any settlement amount that it would consider at this time would not be material.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

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

11. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net earnings	$24,812	$19,071	$61,673	$54,361

Other comprehensive income, before tax:

Foreign currency translation adjustments	(3,649)	2,433	(2,652)	4,621

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	141	141	424	424
Amortization of unrecognized transition
asset included in net periodic benefit cost	(159)	(232)	(479)	(695)
Amortization of unrecognized net loss
included in net periodic benefit cost	45	25	135	76
Net income (loss) arising during period	2	(31)	(19,404)	(2,385)

Total defined benefit pension plans	29	(97)	(19,324)	(2,580)

Defined benefit postretirement plans:

Amortization of unrecognized net gain
included in net periodic benefit cost	(54)	(57)	(163)	(170)
Net gain arising during period	-	-	303	987

Total defined benefit postretirement plans	(54)	(57)	140	817

Total other comprehensive income (loss), before tax	(3,674)	2,279	(21,836)	2,858

Income tax benefit related to items of other
comprehensive income	8	54	7,214	617

Total other comprehensive income (loss), net of tax	(3,666)	2,333	(14,622)	3,475

Total comprehensive income	$21,146	$21,404	$47,051	$57,836

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):
		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2007	$8,015	$1,221	$1,833	$11,069

Current-period change	(2,652)	(12,027)	57	(14,622)

Balance, September 30, 2008	5,363	(10,806)	1,890	(3,553)

12. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2008 and 2007, are illustrated below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding
for basic EPS	14,880,637	14,921,594	14,765,287	14,967,894
Effect of dilutive securities: employee stock
options	132,228	162,723	150,948	200,311
Adjusted weighted average common shares
outstanding for diluted EPS	15,012,865	15,084,317	14,916,235	15,168,205

Weighted options to purchase a total of zero and 196,805 shares of the Company’s common stock for the three months ended September 30, 2008 and 2007, respectively, and 54,642 and 186,671 shares of the Company’s common stock for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share because their effect on fully diluted earnings per share for the period were antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2008 and 2007 (in thousands of dollars:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock-based compensation expense	$752	$326	$2,595	$2,596
Tax benefit	(278)	(121)	(960)	(961)
Stock-based compensation expense, net of tax	$474	$205	$1,635	$1,635

The fair value of each option grant during the first nine months of 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
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

A summary of stock option activity under the plans during the nine months ended September 30, 2008, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2008	659,143	$39.28
Granted	106,000	58.41
Exercised	(288,279)	28.35
Forfeited or expired	(17,725)	46.06
Outstanding at September 30, 2008	459,139	$50.30	7.9	$13,339
Exercisable at September 30, 2008	221,936	$48.27	7.5	$6,899

As of September 30, 2008, there was $2.3 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value of stock options exercised in the first nine months of 2008 was $14.3 million.

14. Stock Repurchase Plans

During the first nine months of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plan. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. No shares were repurchased during the third quarter of 2008. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of September 30, 2008, the Company held 883,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At September 30, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. In October 2008, the Company spent the remainder of the authorization of $3.5 million repurchasing an additional 51,980 shares.

15. Material Events Related to FIN 48

As of January 1, 2008, the Company had approximately $2,742,000 of total gross unrecognized tax benefits.  Of this total, $2,543,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of September 30, 2008, the Company had approximately $1,239,000 of total gross unrecognized tax benefits.  All of these unrecognized tax benefits, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(Thousands of dollars)	2008

Balance at December 31, 2007	$2,742

Gross increases- current year tax positions	-
Gross increases- tax positions from prior periods	198
Gross decreases- tax positions from prior periods	(813)
Settlements	(888)

Balance at September 30, 2008	$1,239

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $301,000 accrued for interest and penalties at December 31, 2007.  Interest and penalties of $214,000 was recognized as income during the nine months ended September 30, 2008, respectively, mostly due to settlements with taxing authorities. Interest and penalties in the third quarter of 2008 were negligible.

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

Three Months Ended September 30, 2008

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$149,714	$49,612	$-	$-	$199,326
Inter-segment sales	(2,641)	(1,595)	-	-	(4,236)
Net sales	$147,073	$48,017	$-	$-	$195,090

Operating income	$32,598	$6,241	$-	$-	$38,839
Other income (expense), net	(347)	61	345	-	59
Earnings from continuing operations
before income tax provision	$32,251	$6,302	$345	$-	$38,898

Three Months Ended September 30, 2007

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$97,081	$41,533	$-	$-	$138,614
Inter-segment sales	(479)	(646)	-	-	(1,125)
Net sales	$96,602	$40,887	$-	$-	$137,489

Operating income (loss)	$19,652	$8,061	$-	$(1,183)	$26,530
Other income (expense), net	589	(98)	987	1	1,479
Earnings (loss) from continuing operations
before income tax provision	$20,241	$7,963	$987	$(1,182)	$28,009

Nine Months Ended September 30, 2008

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$378,433	$138,549	$-	$-	$516,982
Inter-segment sales	(3,944)	(2,390)	-	-	(6,334)
Net sales	$374,489	$136,159	$-	$-	$510,648

Operating income (loss)	$77,600	$17,384	$-	$(1,571)	$93,413
Other income (expense), net	(563)	64	1,491	-	992
Earnings (loss) from continuing operations
before income tax provision	$77,037	$17,448	$1,491	$(1,571)	$94,405

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
Nine Months Ended September 30, 2007

		Power
	Oil Field	Transmission	Corporate	Adjustment*	Total

Gross sales	$293,247	$117,931	$-	$-	$411,178
Inter-segment sales	(2,186)	(2,944)	-	-	(5,130)
Net sales	$291,061	$114,987	$-	$-	$406,048

Operating income (loss)	$60,023	$20,553	$-	$(3,726)	$76,850
Other income (expense), net	1,167	(33)	2,836	1	3,971
Earnings (loss) from continuing operations
before income tax provision	$61,190	$20,520	$2,836	$(3,725)	$80,821

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

Trends/Outlook

Oil Field
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market was negatively affected by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases. In 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. During the first nine months of 2008, demand levels in North America increased over the levels experienced in the latter half of 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continues to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. These market trends are expected to continue throughout 2008, assuming energy prices stay at recent levels. Recent declines in energy prices have not impacted demand, but sustained lower energy prices could reduce demand for power transmission products and services in future periods.

Recent significant declines in energy prices have not had a significant impact on current demand and booked orders for either the Oilfield or Power Transmission segments, but sustained lower energy prices could reduce demand for the Company’s products and services in future periods. Lower energy prices coupled with credit access limitations may cause certain customers to reduce or cancel planned capital projects in 2009. The Company still projects that energy demand, and increased use of artificial lift to meet this demand, will continue to grow in future years, which will require continued spending on capital infrastructure projects. Also, raw material cost increases, especially steel and castings, have begun to moderate, and in selected cases slightly decline, compared to earlier periods in 2008. In combination with the impact of lower energy prices, the Company may have to lower selling prices and pass these raw material reductions on to the customer to remain competitive while attempting to maintain current gross margin levels.

Other
The main U.S. manufacturing facilities for Oil Field and Power Transmission are unionized and the prior labor contract expired in October 2008. In October 2008, the Company and the unions negotiated a new three-year contract that will expire in October 2011.

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

Trailer generated a loss of $0.1 million and income of $0.8 million, net of tax, during the third quarter of 2008 and 2007, respectively, and generated a loss of $0.1 million and income of $1.3 million, net of tax, during the first nine months of 2008 and 2007, respectively.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances. Prior period amounts have been reclassed to reflect the impact of discontinued operations.

Overall, sales for the three months ended September 30, 2008, increased to $195.1 million from $137.5 million for the three months ended September 30, 2007, or 41.9%. Also, sales for the nine months ended September 30, 2008, increased to $510.6 million from $406.0 million for the nine months ended September 30, 2007, or 25.8%. This increase was primarily driven by increased sales of Oil Field products and services in the U.S. market, but also from continued growth in Power Transmission sales.

Gross margin for the three months ended September 30, 2008, decreased to 28.6% from 29.2% for the three months ended September 30, 2007, and decreased to 28.2% for the nine months ended September 30, 2008, from 29.3% for the nine months ended September 30, 2007. This gross margin decrease was related to non-cash additions to LIFO inventory reserves related to the inflationary impact of higher raw material prices for steel and castings. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $17.0 million during the third quarter of 2008 from $13.6 million during the third quarter of 2007, and increasing to $50.7 million during the first nine months of 2008 from $42.1 million during the first nine months of 2007. These increases were primarily related to higher divisional spending to support higher sales volume. However, as a percentage of sales, selling, general and administrative expenses decreased to 8.7% during the third quarter of 2008 compared to 9.9% during the third quarter of 2007 and to 9.9% during the first nine months of 2008 compared to 10.4% during the first nine months of 2007.

The Company reported net earnings from continuing operations of $25.0 million or $1.66 per share (diluted) for the three months ended September 30, 2008, compared to net earnings from continuing operations of $18.3 million or $1.21 per share (diluted) for the three months ended September 30, 2007, and reported net earnings from continuing operations of $61.7 million or $4.14 per share (diluted) for the nine months ended September 30, 2008, compared to net earnings from continuing operations of $53.1 million or $3.50 per share (diluted) for the nine months ended September 30, 2007.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of September 30, 2008, and December 31, 2007. Cash balances at September 30, 2008, were $110.2 million, up from $95.7 million at December 31, 2007.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Three Months Ended
	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
Sales
Oil Field	$147,073	$96,602	$50,471	52.2
Power Transmission	48,017	40,887	7,130	17.4
Total	$195,090	$137,489	$57,601	41.9

Gross Profit
Oil Field	$41,232	$25,981	$15,251	58.7
Power Transmission	14,590	13,996	594	4.2
Adjustment*	-	199	(199)	(100.0)
Total	$55,822	$40,176	$15,646	38.9

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $147.1 million, or 52.2%, for the three months ended September 30, 2008, from $96.6 million for the three months ended September 30, 2007. New unit sales of $92.2 million during the third quarter of 2008 were up $38.2 million, or 69.8%, compared to $54.7 million during the third quarter 2007, primarily from higher U.S. demand. Service sales of $27.4 million during the third quarter of 2008 were up $5.7 million, or 26.2%, compared to $21.7 million during the third quarter 2007, from growth in the U.S. market. Automation sales of $19.2 million during the third quarter of 2008 were up $6.7 million, or 53.7%, compared to $12.5 million during the third quarter 2007, from growth in U.S. sales. Commercial casting sales of $7.5 million during the third quarter of 2008 were down $0.2 million, or 1.6%, compared to $7.7 million during the third quarter 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $279.8 million as of September 30, 2008, from $63.7 million at September 30, 2007, and $76.9 million at December 31, 2007. This increase was driven by increased bookings for new pumping units for the U.S. market as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped throughout the remainder of 2008 and early 2009 versus their normal buying practice of ordering units as needed. International orders for new pumping units also increased, primarily from the Latin American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 28.0% for three months ended September 30, 2008, compared to 26.9% for the three months ended September 30, 2007, or 1.1 percentage points. This gross margin increase was related to price increases instituted to offset material price increases, partially offset by increased non-cash additions to LIFO inventory reserves of $3.2 million, or 2.2 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $4.9 million, or 20.9%, for the three months ended September 30, 2008, from $4.1 million for the three months ended September 30, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes. However, direct selling, general and administrative expenses as a percentage of sales decreased to 3.4% for the three months ended September 30, 2008, from 4.2% for the three months ended September 30, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $48.0 million, or 17.4%, for the three months ended September 30, 2008, compared to $40.9 million for the three months ended September 30, 2007. New unit sales of $36.0 million during the third quarter of 2008 were up $4.9 million, or 15.8%, compared to $31.0 million during the third quarter of 2007 from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $12.0 million during the third quarter of 2008 were up $2.2 million, or 22.4%, compared to $9.8 million during the third quarter 2007. Power Transmission backlog at September 30, 2008, increased to $134.1 million from $120.2 million at September 30, 2007, and $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 30.4% for the three months ended September 30, 2008, compared to 34.2% for the three months ended September 30, 2007, or 3.8 percentage points. This gross margin decrease was primarily from increased non-cash additions to LIFO inventory reserves of $1.3 million, or 2.8 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings and from the unfavorable mix effect of increased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $5.5 million, or 31.8%, for the three months ended September 30, 2008, from $4.2 million for the three months ended September 30, 2007. This increase was due to higher employee-related expenses in support of increased sales. Direct selling, general and administrative expenses as a percentage of sales increased to 11.5% for the three months ended September 30, 2008, from 10.2% for the three months ended September 30, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $6.5 million for the three months ended September 30, 2008, an increase of $1.1 million or 21.4%, from $5.4 million for the three months ended September 30, 2007, primarily from increased professional services fees.

Interest income, interest expense and other income and expense for the three months ended September 30, 2008, decreased to $0.1 million of income compared to income of $1.5 million for the three months ended September 30, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during the third quarter of 2008 compared to the same period in 2007.

Pension income, which is reported as a reduction of cost of sales, decreased to $0.5 million for the three months ended September 30, 2008, or 35%, compared to $0.8 million for the three months ended September 30, 2007. This decrease was primarily due to lower expected returns on asset balances.

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

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Nine Months Ended
	September 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
Sales
Oil Field	$374,489	$291,061	$83,428	28.7
Power Transmission	136,159	114,987	21,172	18.4
Total	$510,648	$406,048	$104,600	25.8

Gross Profit
Oil Field	$102,488	$79,587	$22,901	28.8
Power Transmission	41,534	38,823	2,711	7.0
Adjustment*	115	537	(422)	(78.6)
Total	$144,137	$118,947	$25,190	21.2

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassed to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $374.5 million, or 28.7%, for the nine months ended September 30, 2008, from $291.1 million for the nine months ended September 30, 2007. New unit sales of $227.8 million during the first nine months of 2008 were up $61.5 million, or 37.0%, compared to $166.3 million during the first nine months of 2007, primarily from higher U.S., Middle East and Latin America demand. Service sales of $72.4 million during the first nine months of 2008 were up $11.6 million, or 19.1%, compared to $60.8 million during the first nine months of 2007, from growth in the U.S. market. Automation sales of $55.1 million during the first nine months of 2008 were up $14.9 million, or 36.9%, compared to $40.2 million during the first nine months of 2007, from growth in U.S. sales. Commercial casting sales of $19.1 million during the first nine months of 2008 were down $4.6 million, or 19.2%, compared to $23.7 million during the first nine months of 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $279.8 million as of September 30, 2008, from $76.9 million at December 31, 2007. This increase was driven by increased bookings for new units for the U.S. market as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped throughout the remainder of 2008 and early 2009 versus their normal buying practice of ordering units as needed. International orders for new pumping units also increased, primarily from the Latin American market.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.4% for nine months ended September 30, 2008, compared to 27.3% for the nine months ended September 30, 2007, or 0.1 percentage points. This gross margin increase was related to price increases instituted to offset material price increases, partially offset by increased non-cash additions to LIFO inventory reserves of $6.3 million, or 1.7 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $15.2 million, or 20.2%, for the nine months ended September 30, 2008, from $12.6 million for the nine months ended September 30, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes and third-party commissions. However, direct selling, general and administrative expenses as a percentage of sales decreased to 4.1% for the nine months ended September 30, 2008, from 4.3% for the nine months ended September 30, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $136.2 million, or 18.4%, for the nine months ended September 30, 2008, compared to $115.0 million for the nine months ended September 30, 2007. New unit sales of $104.6 million during the first nine months of 2008 were up $17.6 million, or 20.2%, compared to $87.0 million during the first nine months of 2007, from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $31.5 million during the first nine months of 2008 were up $3.6 million, or 12.8%, compared to $28.0 million during the first nine months of 2007. Power Transmission backlog at September 30, 2008, increased to $134.1 million from $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 30.5% for the nine months ended September 30, 2008, compared to 33.8% for the nine months ended September 30, 2007, or 3.3 percentage points. This gross margin decrease was primarily from increased non-cash additions to LIFO inventory reserves of $2.9 million, or 2.1 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings and from the unfavorable mix effect of increased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $16.7 million, or 29.7%, for the nine months ended September 30, 2008, from $12.9 million for the nine months ended September 30, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes and third-party commissions in certain international markets. Direct selling, general and administrative expenses as a percentage of sales increased to 12.3% for the nine months ended September 30, 2008, from 11.2% for the nine months ended September 30, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $18.8 million for the nine months ended September 30, 2008, an increase of $2.2 million or 13.5%, from $16.6 million for the nine months ended September 30, 2007, primarily from higher personnel-related expenses in support of sales volume growth and increased professional service fees.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2008, decreased to $1.0 million of income compared to income of $4.0 million for the nine months ended September 30, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during the first nine months of 2008 compared to the same period in 2007.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.6 million for the nine months ended September 30, 2008, or 35%, compared to $2.4 million for the nine months ended September 30, 2007. This decrease was primarily due to lower expected returns on asset balances.

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

The Company’s cash balance totaled $110.2 million at September 30, 2008, compared to $95.7 million at December 31, 2007. For the nine months ended September 30, 2008, net cash provided by operating activities was $26.7 million, net cash used in investing activities totaled $15.9 million and net cash provided by financing activities amounted to $4.1 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $63.5 million, an increase in working capital of $36.5 million and $0.3 million of cash used by discontinued operations. This working capital increase was primarily due to increased inventory balances of $33.4 million from higher production activity in Oilfield and Power Transmission and strategic steel purchases, higher receivables balances of $28.6 million due to sales volume increases, partially offset by increased accounts payable of $18.8 million and taxes payable of $5.4 million. Net cash used in investing activities included net capital expenditures totaling $17.4 million, an increase in other assets of $0.4 million and $0.3 million of net proceeds from asset sales of discontinued operations. Capital expenditures in the first nine months of 2008 were primarily for the expansion of manufacturing and service capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2008 are projected to be approximately $35.0 million, primarily for the expansion of manufacturing and service capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $11.1 million, or $0.75 per share and treasury stock purchases of $1.1 million, offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $16.3 million.

The Company has a nine-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2008, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $8.4 million, $31.6 million of borrowing capacity was available at September 30, 2008.

During the third quarter of 2008, no shares were repurchased pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. As of December 31, 2007, 462,131 shares had been repurchased at an aggregate price of $25.4 million, or $54.91 per share under this plan. During the first quarter of 2008, 20,000 shares were repurchased at an aggregate price of $1.1 million, or $55.85 per share under the 2007 plan. As of September 30, 2008, the Company held 883,278 shares of treasury stock at an aggregate cost of approximately $31.6 million. At September 30, 2008, approximately $3.5 million of repurchase authorizations remained under the 2007 plan. In October 2008, the Company spent the remainder of the authorization of $3.5 million repurchasing an additional 51,980 shares.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. In October 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. On September 30, 2008, the Company adopted the requirements of SFAS 157-3 and it had no significant impact on its consolidated financial position or results of operations. The Company does not expect the adoption of the remaining requirements of SFAS 157 to have a significant impact on its consolidated financial position or results of operations.

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

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that it is more likely than not that some or all of any deferred tax assets will expire before realization or that the future deductibility is not more likely-than-not, a valuation allowance would be recorded.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of September 30, 2008, this inter-company debt was comprised of 0.0 million euros and $9.4 million Canadian dollars. As of September 30, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.0 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.0 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the backpay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimated would result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification in order to claim disparate treatment. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the backpay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the district court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues. On April 10, 2008 the Company was informed that the Fifth U.S. Circuit Court of Appeals had denied both requests for a rehearing. On July 2, 2008, the Company filed a petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review certain issues in the decision of the United States Court of Appeals for the Fifth Circuit. The U.S. Supreme Court denied the Company’s petition on October 6, 2008.

The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, the district court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision but leaving for further proceedings the method by which backpay is computed, together with the assignment of a different judge for this case in the District Court (the trial judge who wrote the trial court decision is deceased) prevents the Company from estimating the back pay or attorneys’ fees award at this time. The District Court will interpret the Fifth Circuit’s instructions and conduct further proceedings to determine these issues. As a result, it is highly probable that the District Court will award damages for back pay and attorney fees as it attempts to conclude this case. Furthermore, there have been no offers of settlement amounts for back pay or attorney’s fees exchanged by the parties and the Company believes that any settlement amount that it would consider at this time would not be material.

The Company believes that resolution of these proceedings will not have a material adverse effect on its consolidated financial position. However, the proceedings in the District Court for a final determination of back pay and attorney’s fees could have a material impact on the Company’s reported earnings and results of operations in a future reporting period.

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

Date:           November 10, 2008

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