Form 10-K
LUFKIN INDUSTRIES INC
filed 2009-02-27
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No    X

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2008, was $1,234,640,324.

There were 14,860,795 shares of Common Stock, $1.00 par value per share, outstanding as of February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas.  The Company employed approximately 3,000 people at December 31, 2008, including approximately 2,100 that were paid on an hourly basis.  Certain operations are subject to a union contract that expires in October 2011. The Company is divided into two operating segments: Oil Field and Power Transmission.

In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008. During the second quarter of 2008, this plan was completed, with the majority of the remaining inventory and manufacturing equipment sold and all facilities closed. As a result, the former Trailer segment was classified as a discontinued operation and prior period segment data has been restated.

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

Raw Materials & Labor:
Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. During the period of 2006 through 2008, Oil Field did not experience any significant material shortages or rapid price increases. During the first three quarters of 2008, raw material prices for steel and castings increased significantly but started declining in the fourth quarter of 2008. While global demand for steel and castings is expected to be lower in 2009, capacity reductions by the raw material manufacturers are expected to limit significant additional price reductions in 2009. Raw material prices may continue to increase and availability may decrease with little notice.

The nature of the products manufactured and serviced generally requires skilled labor. Oil Field’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Oil Field’s ability to maintain production levels. The current labor contract expires in October 2011.

Markets:
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2008, demand in the North American market increased significantly compared to 2007 levels due to the impact of increased drilling in response to higher oil prices and recapturing certain market share from lower-priced imported equipment as customers reevaluated the total life-cycle cost differences. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases, as was experienced in 2006. Increasingly in 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. In addition, the demand for pumping units, oilfield services and automation equipment continued to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets. In the fourth quarter of 2008, oil prices decreased significantly and are projected to stay at reduced levels during 2009. As drilling activity reduces in response to lower oil prices, demand for pumping units and related service will also reduce. Also, as raw material costs decline, there will be competitive pressure to lower selling prices. An Oilfield customer and its related subsidiaries represented 15.4%, 15.9% and 13.5% of consolidated company sales in 2008, 2007 and 2006, respectively. The loss of this customer would have a material adverse effect on this segment.

Competition:
The primary global competitor for new pumping units and automation equipment is Weatherford International, but Chinese manufacturers of pumping units are increasingly present in the market. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment.  While the Company believes that it is one of the larger manufacturers of sucker rod pumping units in the world, manufacturers of other types of units (submersibles and hydraulics) have a significant share of the total artificial lift market. While Weatherford International is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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
Repair & Service- The Company provides on and off-site repair and service for not only its own products but also those manufactured by other companies. Repair work is performed in dedicated facilities due to the quick turn-around times required.

Raw Materials & Labor:
Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders. Raw material prices are not expected to decline significantly in the short-term and may continue to increase with little notice. Certain materials like steel round, steel plate, steel forgings and bearings have continued to experience price increases and longer lead times. Raw material and component part shortages are not expected in the short-term, but certain supplier lead-times have grown, especially bearing suppliers.

The nature of the products manufactured and serviced generally requires skilled labor. Power Transmission’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Power Transmission’s ability to maintain production levels. The current labor contract expires in October 2011.

Markets:
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and low-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. If these market trends continue throughout 2009, new order levels are expected to decline.

Competition:
Despite the highly technical nature of the products in this segment, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Flender Graffenstaden, BHS, Renk, Rientjes, OTG, Seisa, Formosa Gear, CMD, Philadelphia Gear and Horsburgh & Scott. While price is an important factor, proven designs, workmanship and engineering support are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

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

The Company’s main U.S. manufacturing facilities are unionized and the current labor contract with respect to those facilities expires in October 2011.  The Company cannot assure that any disputes, work stoppages or strikes will not arise in the future.  In addition, when our existing collective bargaining agreement expires, the Company cannot assure that it will be able to reach a new agreement with its employees or that any new agreement will be on substantially similar terms as the existing agreement.  Labor costs may increase significantly as a result of the negotiations for any new labor agreement.  Future disputes with and labor concessions to the Company’s employees could have a material adverse effect upon its results of operations and financial position.

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

While the Company owns numerous facilities domestically and internationally, its primary manufacturing facilities in and around Lufkin, Texas account for a significant percentage of its manufacturing output.  An unexpected disruption in the Company’s production at these facilities or in its management information systems for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

The trading price of the Company’s common stock has been and may continue to be subject to large fluctuations.  The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

●	trends in the Company’s industries and the markets in which it operates;
●	changes in the market price of the products the Company sells;
●	the introduction of new technologies or products by the Company or its competitors;
●	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors;
●	operating results that vary from the expectations of securities analysts and investors;
●	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;
●	the price of oil;
●	changes in laws and regulations; and
●	general economic and competitive conditions.

Due to the recent financial and credit crisis, certain of our counterparties may be unable to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company.

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on our business and financial condition and the business and financial condition of our counterparties.  We may face challenges if conditions in the financial markets do not improve.  We may be subject to increased counterparty risks whereby our counterparties may not be willing or able to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company. To the extent a third-party is unable to meet its obligations to the Company, our earnings and results of operations could be negatively impacted in future reporting periods. A sustained decline in the ability of our counterparties to meet their financial obligations to the Company would adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties

The Company's major manufacturing facilities are located in and near Lufkin, Texas, are company-owned and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses.  The facilities by segment are:

Oil Field:
Pumping Unit Manufacturing	240,000 sq. ft.
Foundry Operations	687,000 sq. ft.

Power Transmission:
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.

Former Trailer Manufacturing	388,000 sq. ft.

Corporate Facilities	33,000 sq. ft.

Also, the Company has numerous service centers throughout the U.S. to support the Oil Field and Power Transmission segments. The majority of these locations are company-owned, with some leased. None of these leases qualify as capital leases.

Internationally, there are company-owned facilities for the production and servicing of pumping units and power transmission products. The facilities by segment are:

Oil Field (Pumping unit manufacturing and repair):
Nisku, Alberta, Canada	66,000 sq. ft.
Comodoro Rivadia, Argentina	125,000 sq. ft.

Power Transmission (New unit manufacturing and repair):
Fougerolles, France	377,000 sq. ft.

Also, the Company has several international service centers to support the Oil Field segment. The majority of these locations are owned by the Company, with some leased. None of these leases qualify as capital leases.

Item 3.  Legal Proceedings

On March 7, 1997, a class action complaint was filed against Lufkin Industries, Inc. (the “Company”) in the U.S. District Court for the Eastern District of Texas by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was administratively closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, and after the close of plaintiff’s evidence, the court adjourned and did not complete the trial until October 2004. Although plaintiff’s class certification encompassed a wide variety of employment practices, plaintiffs presented only disparate impact claims relating to discrimination in initial assignments and promotions at trial.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification of a class disparate treatment claim. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the back pay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues arising from the opinion. On April 10, 2008, the Fifth U.S. Circuit Court of Appeals denied both requests for a rehearing. On July 2, 2008, the Company filed petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review two questions in the decision of the United States Court of Appeals for the Fifth Circuit. The U.S. Supreme Court denied the Company’s petition on October 6, 2008.

The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, pursuant to the court of appeal’s mandate, the District Court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who decided the case is deceased) prevented the Company from estimating the back pay or attorneys’ fees before the commencement of proceedings in the District Court. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. As a result, it is highly probable that the District Court will award damages for back pay and attorney fees as it concludes further proceedings in the District Court.

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company has reviewed the plaintiff’s submissions which describe the formula and underlying assumptions that support their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continues to have significant differences regarding legal issues that materially impact the plaintiff’s requests. As a result of these different results The Company believes the court will request further evidence from the parties regarding their positions and the final decision by the court is unknown. However, these court proceedings have allowed the Company to establish ranges for attorney fees and damages. Due to the significant differences in the ranges and the need for additional court proceedings to resolve these differences, during the fourth quarter of 2008, the Company booked a provision for the minimum expected liability of $6.0 million. If the plaintiffs prevail on all the outstanding legal issues, the liability could reach approximately $15.0 million. Additional court proceedings are scheduled and the Company expects the District Court to reach a decision by the end of the second quarter of 2009.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought.  For certain of these claims, the Company maintains insurance coverage while retaining a portion of the losses that occur through the use of deductibles and retention limits.  Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations.  Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported.  While the Company does maintain insurance above its self-insured levels, a decline in the financial condition of its insurer, while not currently anticipated, could result in the Company recording additional liabilities.  It is management’s opinion that the Company’s liability under such circumstances or involving any other non-insured claims or legal proceedings would not materially affect its consolidated financial position, results of operations, or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “LUFK.” As of January 31, 2009, there were approximately 403 record holders of the Company’s common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2008 and 2007, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2008			2007
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$65.50	$50.85	$0.25	$63.07	$50.23	$0.21
Second	86.82	62.53	0.25	67.43	55.81	0.21
Third	95.23	70.93	0.25	73.25	50.73	0.23
Fourth	79.25	31.45	0.25	62.90	50.84	0.23

The Company has paid cash dividends for 69 consecutive years.  Total dividend payments were $14.8 million, $13.1 million and $9.2 million in 2008, 2007 and 2006, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	548,639	$51.42	975,593

Equity compensation plans not approved by security holders	-	-	-

Total	548,639	$51.42	975,593

2,200,000 shares were authorized for issuance pursuant to the 1990 Stock Option Plan, 300,000 shares were authorized for issuance pursuant to the 1996 Nonemployee Director Stock Option Plan and 3,800,000 shares were authorized for issuance pursuant to the Incentive Stock Compensation Plan 2000. Awards may be granted pursuant to the Incentive Stock Compensation Plan 2000 include options, restricted stock, performance awards, phantom shares, bonus shares and other stock-based awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million for repurchases of its common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During the fourth quarter of 2008, 51,890 shares were repurchased under the 2007 plan at an aggregate price of $3.5 million, or an average price of $67.54 per share. As of December 31, 2008, 534,021 shares had been repurchased under the 2007 plan at an aggregate price of $30.0 million, or $56.18 per share. As of December 31, 2007, the Company held 931,168 shares of treasury stock at an aggregate cost of approximately $34.9 million. At December 31, 2008, no repurchase authorizations remained under the 2007 plan.

A summary of the Company’s repurchase activity for the three months ended December 31, 2008, is as follows:

Issuers Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shared Purchased as Part of Publicly Announce Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

October 1 - October 31	51,890	$67.54	51,890	$-
November 1- November 30	-	-	-	-
December 1 - December 31	-	-	-	-

Total	51,890	$67.54	51,890	$-

Performance Graph- Total Stockholder Return

The following is a line graph comparing cumulative, five –year total shareholder return with a general market index (the NASDAQ Market Index) and a published industry index of oil and gas equipment/service providers (Hemscott Industry Group 124).

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Comparison of 5 Year Cumulative Total Return*
Among Lufkin Industries, Inc., the NASDAQ Market Index and an Industry Index

* $100 invested on 12/31/03 in stock and index-including reinvestment of dividends for fiscal years ending December 31.

Performance graph data provided by R. R. Donnelley Financial.

Item 6.  Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data from continuing operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.  The following information may not be indicative of future operating results.

(In millions, except per share data)	2008	2007	2006	2005	2004

Sales	$741.2	$555.8	$526.1	$413.7	$295.5

Earnings from continuing operations	88.0	71.8	71.3	43.8	16.0

Earnings per share from continuing operations:
Basic	5.96	4.82	4.80	3.05	1.18
Diluted	5.91	4.76	4.71	2.98	1.15

Total assets	530.7	500.7	409.1	338.3	280.1

Cash dividends per share	1.00	0.88	0.62	0.38	0.36

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions.

Trends/Outlook

Oil Field
Demand for pumping unit equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2007, demand in the North American market was negatively affected by the impact of lower natural gas prices on coal-bed methane and other unconventional gas production that use rod pumps to de-water wells, drilling program delays from M&A activity, cost control efforts deferring or reducing capital spending programs and the competitive pressure from lower-priced pumping units in areas traditionally served by the used unit market. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases. In 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. During the first nine months of 2008, demand levels in North America increased over the levels experienced in the latter half of 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continued to increase in international markets.

In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity has also reduced significantly as capital budgets have been cut. E&P companies have reduced drilling in higher-cost fields that are not economically viable at lower energy prices and have lowered overall capital budgets in order to remain cash-flow positive and avoid the more-expensive credit markets. These declines have been more pronounced in the U.S., but are expected to be reflected in international markets in future periods. New pumping unit booking levels declined in the fourth quarter of 2008 from lower demand, order cancellations for units scheduled to ship in 2009 and price reductions for units scheduled to ship in 2009. These price reductions have primarily been in response to the decline in raw material costs in the fourth quarter of 2008 for steel and iron castings. Gross margin levels may be negatively impacted from these reductions and from reduced plant utilizations.

While the market is suffering a cyclical decline, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of pumping units for artificial lift, especially in the South American, Russian and Middle Eastern markets.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. While recent declines in energy prices have not impacted demand, sustained lower energy prices could reduce demand for power transmission products and services in future periods. Because power transmission products are generally components in large-scale projects that tend to have longer lead-times, bookings are not as volatile. Due to lower energy prices and access to capital markets, customers may reduce future large-scale energy-related projects. However, governments are increasing funding for infrastructure and alternative energy projects for economic stimulus purposes, which may create opportunities for power transmission products.

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

Trailer generated income of $0.2 million, $2.4 million and $1.7 million, net of tax, during 2008, 2007 and 2006, respectively.

Other
During the fourth quarter of 2008, the Company booked a contingent liability provision of $6.0 million (pre-tax) for its ongoing class-action lawsuit. See Item 3 for additional information.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances. Prior period amounts have been reclassified to reflect the impact of discontinued operations.

Overall, sales for 2008 increased to $741.2 million from $555.8 million for 2007, or 33.4%, and $401.2 million for 2006. This increase was primarily driven by increased sales of Oil Field products and services in the U.S. market but also from continued growth in Power Transmission sales.

Gross margin for 2008 decreased to 28.9% from 29.2% for 2007, primarily due to non-cash additions to LIFO inventory reserves related to the inflationary impact of higher raw material prices for steel and castings. However, gross margin levels increased over the 2006 level of 28.7% due to the favorable mix towards new pumping unit sales. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $72.0 million during 2008 from $57.6 million during 2007 and $50.8 million during 2006. This increase was primarily related to higher divisional spending to support higher sales volume, higher third-party commissions and increases in bad debt provisions. However, as a percentage of sales, selling, general and administrative expenses decreased to 9.7% during 2008 compared to 10.4% during 2007 and were flat with 2006.

The Company reported net earnings from continuing operations of $88.0 million, or $5.91 per share (diluted), for 2008, compared to net earnings from continuing operations of $71.8 million, or $4.76 per share (diluted), for 2007, and reported net earnings from continuing operations of $71.3 million, or $4.72 per share (diluted), for 2006.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of December 31, 2008 and December 31, 2007. Cash balances at December 31, 2008, were $107.8 million, up from $95.7 million at December 31, 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2008	2007	(Decrease)	(Decrease)

Sales
Oil Field	$551,814	$397,354	$154,460	38.9
Power Transmission	189,380	158,452	30,928	19.5
Total	$741,194	$555,806	$185,388	33.4

Gross Profit
Oil Field	$153,673	$109,091	$44,582	40.9
Power Transmission	60,286	52,476	7,810	14.9
Adjustment*	115	701	(586)	(83.6)
Total	$214,074	$162,268	$51,806	31.9

Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $551.8 million, or 38.9%, for the year ended December 31, 2008, from $397.4 million for the year ended December 31, 2007. New unit sales of $342.1 million during 2008 were up $113.9 million, or 49.9%, compared to $228.2 million during 2007, primarily from higher U.S. demand. Service sales of $103.0 million during 2008 were up $20.8 million, or 25.3%, compared to $82.2 million during 2007, from growth in the U.S. market. Automation sales of $82.4 million during 2008 were up $25.5 million, or 44.8%, compared to $56.9 million during 2007, from growth in U.S. sales. Commercial casting sales of $24.4 million during 2008 were down $5.7 million, or 19.0%, compared to $30.1 million during 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $188.1 million as of December 31, 2008, from $76.9 million at December 31, 2007. This increase was driven by increased bookings for new units for the U.S. and Latin American markets as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped through the first half of 2009 versus their normal buying practice of ordering units as needed.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.8%,  or 0.3 percentage points, for year ended December 31, 2008, compared to 27.5% for the year ended December 31, 2007. This gross margin increase was related to price increases instituted to offset material price increases and the favorable mix effect of increased new unit sales, partially offset by increased non-cash additions to LIFO inventory reserves of $4.1 million, or 0.7 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $22.6 million, or 31.8%, for the year ended December 31, 2008, from $17.1 million for the year ended December 31, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes, third-party commissions and bad debt provisions. In the fourth quarter of 2008, a provision of $1.2 million was made for the probable bankruptcy of a Middle East customer. However, direct selling, general and administrative expenses as a percentage of sales decreased to 4.1% for the year ended December 31, 2008, from 4.3% for the year ended December 31, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $189.4 million, or 19.5%, for the year ended December 31, 2008, compared to $158.5 million for the year ended December 31, 2007. New unit sales of $144.9 million during 2008 were up $24.7 million, or 20.5%, compared to $120.2 million during 2007, from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $44.5 million during 2008 were up $6.3 million, or 16.4%, compared to $38.2 million during 2007. Power Transmission backlog at December 31, 2008, increased to $129.3 million from $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 31.8%, or 1.3 percentage points, for the year ended December 31, 2008, compared to 33.1% for the year ended December 31, 2007. This gross margin decrease was primarily from increased non-cash additions to LIFO inventory reserves of $1.7 million, or 0.9 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings and from the unfavorable mix effect of increased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $23.5 million, or 32.1%, for the year ended December 31, 2008, from $17.8 million for the year ended December 31, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes, third-party commissions in certain international markets and bad debt provisions. In the fourth quarter of 2008, a provision of $1.2 million was made for the bankruptcy of a U.S. petrochemical customer. Direct selling, general and administrative expenses as a percentage of sales increased to 12.4% for the year ended December 31, 2008, from 11.2% for the year ended December 31, 2007.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $25.9 million for the year ended December 31, 2008, an increase of $3.2 million or 12.5%, from $22.7 million for the year ended December 31, 2007, primarily from higher personnel-related expenses in support of sales volume growth and increased professional service fees.

Interest income, interest expense and other income and expense for the year ended December 31, 2008, decreased to $0.3 million of income compared to income of $4.8 million for the year ended December 31, 2007, primarily due to lower interest rates on invested cash balances and the unfavorable currency impact of the weakening Canadian dollar during 2008 compared to 2007.

Pension income, which is reported as a reduction of cost of sales, decreased to $1.3 million for the year ended December 31, 2008, or 60%, compared to $3.3 million for the year ended December 31, 2007. This decrease was primarily due to lower expected returns on asset balances. In 2009, pension expense of approximately $8.0 million is expected due to the significant declines in the market value of the qualified pension plan assets during 2008.

The net tax rate for the year ended December 31, 2008, was 35.5% compared to 34.4% for the year ended December 31, 2007. The net tax rate in 2007 benefitted from a reduction in tax reserves on items falling out of statute. Also, the 2008 net tax rate was unfavorably impacted by higher state taxes due to the mix of sales shifting towards higher-tax jurisdictions. The 2009 tax rate is expected to continue at approximately 35.5%.

Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment have been reclassified to continuing operations. One adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years. The other adjustment is for corporate allocations previously charged to Trailer, as these expenses will continue in the future.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2007	2006	(Decrease)	(Decrease)

Sales
Oil Field	$397,354	$401,200	$(3,846)	(1.0)
Power Transmission	158,452	124,922	33,530	26.8
Total	$555,806	$526,122	$29,684	5.6

Gross Profit
Oil Field	$109,091	$109,414	$(323)	(0.3)
Power Transmission	52,476	41,024	11,452	27.9
Adjustment*	701	762	(61)	(8.0)
Total	$162,268	$151,200	$11,068	7.3

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

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased slightly to 27.5%, or 0.2 percentage points, for the year ended December 31, 2007, compared to 27.3% for the year ended December 31, 2006.

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

Net interest income, interest expense and other income and expense for the year ended December 31, 2007, totaled $4.8 million of income compared to income of $1.5 million for the year ended December 31, 2006, primarily due to an increase in interest income from higher cash balances and the favorable impact of the stronger Canadian currency on U.S. dollar-denominated liabilities.

Pension income, which is reported as a reduction of cost of sales, increased to $3.3 million, or 12%, for the year ended December 31, 2007, or 12%, compared to $2.9 million for the year ended December 31, 2006, primarily from expected asset returns exceeding expected expense increases.

The net tax rate for the year ended December 31, 2007, was 34.4% compared to 30.0% for the year ended December 31, 2006. The lower net tax rate in 2006 was the result of several items. A tax initiative to claim research and experimentation tax credits for the 2002 through 2005 tax years and the recent legislation passed to allow a research and experimentation tax credit for the 2006 tax year produced a significant benefit to the tax rate. A lower effective state tax rate, and the related benefit to deferred tax balances, combined with the favorable impact on state deferred tax balances due to the new Texas margin tax also produced a benefit to the net tax rate. Other items such as lower international tax rates and revisions to prior period estimates produced additional benefits to the net tax rate.

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

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2009, and the foreseeable future.

The Company’s cash balance totaled $107.8 million at December 31, 2008, compared to $95.7 million at December 31, 2007. For the year ended December 31, 2008, net cash provided by operating activities from continuing operations was $48.9 million, net cash used in investing activities by continuing operations totaled $28.8 million and net cash used by financing activities amounted to $7.0 million. Significant components of cash provided by operating activities from continuing operations included net earnings, adjusted for non-cash expenses, of $112.3 million, offset by an increase in working capital of $63.4 million. This working capital increase was primarily due to increased FIFO inventory balances of $46.2 million from higher production activity in Oil Field and Power Transmission and strategic steel purchases, higher receivables balances of $52.6 million due to sales volume increases, partially offset by increased accounts payable of $24.2 million. Net cash used in investing activities was primarily from net capital expenditures totaling $29.6 million for the expansion of manufacturing and service capacity and efficiency improvements in the Oil Field and Power Transmission segments. Capital expenditures for 2009 are projected to be approximately $30.0 million, primarily for the expansion of manufacturing and service capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Additional strategic capital expenditures of $30.0 million may be authorized depending on market outlooks and available operating cash flows. Significant components of net cash used by financing activities included dividend payments of $14.8 million, or $1.00 per share and treasury stock purchases of $4.6 million, offset by the impact of stock option exercises, including the excess tax benefit from actual gains on stock option exercises, of $12.4 million.

The Company has a three year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2008, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $7.9 million, $32.1 million of borrowing capacity was available at December 31, 2008.

During 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million for repurchases of its common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During 2008, 71,890 shares were repurchased under the above plans at an aggregate price of $4.6 million, or an average price of $64.30 per share. As of December 31, 2008, 534,021 shares had been repurchased under the 2007 plan at an aggregate price of $30.0 million, or $56.17 per share. During the fourth quarter of 2008, 51,890 shares were repurchased under the 2007 plan at an aggregate price of $3.5 million, or $67.54 per share. As of December 31, 2008, the Company held 931,168 shares of treasury stock at an aggregate cost of approximately $34.9 million. At December 31, 2008, no repurchase authorizations remained under the 2007 plan.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2008. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$3,047	$1,284	$1,282	$453	$28
Contractual commitments
for capital expenditures	17,157	13,054	4,103	-	-

Total	$20,204	$14,338	$5,385	$453	$28

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2009 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of $0.3 million to $2.3 million and to its post-retirement health and life plans of approximately $0.6 million in 2009, depending on participation levels in these plans.  Contribution levels to these plans after 2009 will depend on participation in the plans, possible plan changes, discount rates and actual rates of return on plan assets.

As discussed in Note 15 of the Consolidated Financial Statements, included in the Lufkin Consolidated Balance Sheet at December 31, 2008 is approximately $1.4 million of liabilities associated with uncertain tax positions in the jurisdictions in which Lufkin conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited and dispersed guidance for applying those definitions. SFAS 157 retains the exchange price notion of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the reporting entity’s own assumptions. SFAS 157 also clarifies that market participant assumptions should include assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods and the inputs used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for certain types of financial instruments. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS 157. In October 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. On September 30, 2008, the Company adopted the requirements of SFAS 157-3 and it had no significant impact on its consolidated financial position or results of operations. On January 1, 2009, the Company adopted the remaining requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS 141R, which will be applied prospectively.

In December 2008, the Financial Accounting Standards Board issued Financial Statement Position No. FAS 132(R)-1 “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132 (revised 2003) “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)). FSP 132(R)-1 expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets. The disclosures about plan assets required by FSP 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes.

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

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for a defined period of time. The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

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

The Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2008 results:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(87)	$(14)
.25 percentage point decrease	119	14

Effect of change on PBO/APBO:

.25 percentage point increase	$(5,298)	$(161)
.25 percentage point decrease	5,557	167

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(571)	$-
.25 percentage point decrease	571	-

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

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian subsidiaries. As of December 31, 2008, this inter-company debt was comprised of 0.4 million euro receivable and a 9.9 million Canadian dollar payable. As of December 31, 2008, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2008, if the U.S. dollar strengthened or weakened by 10% over these currencies, the net income impact would negligible.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which appears herein.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting at Item 8.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006. Furthermore, as discussed in Note 15 to the consolidated financial statements, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109 on January 1, 2007.

DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2009

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007
(Thousands of dollars, except share and per share data)
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$107,756	$95,748
Receivables, net	139,144	90,696
Income tax receivable	978	4,637
Inventories	128,627	92,914
Deferred income tax assets	4,941	852
Other current assets	3,674	1,397
Current assets from discontinued operations	618	6,623
Total current assets	385,738	292,867

Property, plant and equipment, net	130,079	117,190
Prepaid pension costs	-	71,571
Goodwill, net	11,862	11,990
Other assets, net	2,546	3,398
Long-term assets from discontinued operations	493	3,640
Total assets	$530,718	$500,656

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$38,543	$23,083
Accrued liabilities:
Payroll and benefits	14,046	11,085
Warranty expenses	3,586	2,925
Taxes payable	5,894	4,391
Other	25,340	21,739
Current liabilities from discontinued operations	1,404	4,911
Total current liabilities	88,813	68,134

Deferred income tax liabilities	9,219	34,600
Postretirement benefits	7,070	7,303
Other liabilities	11,618	5,966
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	61	-

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,791,963 and 15,534,184 shares issued, respectively	15,792	15,534
Capital in excess par	63,014	48,315
Retained earnings	414,748	341,315
Treasury stock, 931,168 and 895,278 shares, respectively, at cost	(34,917)	(31,580)
Accumulated other comprehensive income (loss)	(44,700)	11,069
Total shareholders' equity	413,937	384,653
Total liabilities and shareholders' equity	$530,718	$500,656

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2008, 2007 and 2006
(Thousands of dollars, except per share data)

	2008	2007	2006

Sales	$741,194	$555,806	$526,122

Cost of sales	527,120	393,538	374,922

Gross profit	214,074	162,268	151,200

Selling, general and administrative expenses	71,974	57,582	50,752
Litigation reserve	6,000	-	-

Operating income	136,100	104,686	100,448

Interest income	1,737	3,751	1,893
Interest expense	(193)	(273)	(160)
Other income (expense), net	(1,232)	1,294	(259)

Earnings from continuing operations before income
tax provision and discontinued operations	136,412	109,458	101,922

Income tax provision	48,387	37,673	30,650

Earnings from continuing operations before
discontinued operations	88,025	71,785	71,272

Earnings from discontinued operations, net of tax	214	2,426	1,722

Net earnings	88,239	74,211	72,994

Basic earnings per share

Earnings from continuing operations	$5.96	$4.82	$4.80
Earnings from discontinued operations	0.01	0.16	0.12

Net earnings	$5.97	$4.98	$4.92

Diluted earnings per share

Earnings from continuing operations	$5.91	$4.76	$4.71
Earnings from discontinued operations	0.01	0.16	0.12

Net earnings	$5.92	$4.92	$4.83

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME
Years Ended December 21, 2008, 2007 and 2008 (Thousands of dollars, except share data)	Common Stock Shares, net of Treasury	Common Stock	Capital in Excess of Par	Retained Earnings	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance, Dec. 31, 2005	14,725,366	15,125	31,705	216,427	(4,124)		1,946	261,079

Comprehensive income:

Net earnings				72,994		72,994		72,994
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						1,012	1,012	1,012
Total comprehensive income						$74,006

Initial application of FAS 158:
Defined benefit pension plans							(5,758)
Defined benefit postretirement plans							1,329

Total initial application of FAS 158:							(4,429)	(4,429)

Cash dividends				(9,223)				(9,223)
Stock-based compensation			2,908					2,908
Exercise of stock options	202,259	198	3,560		41			3,799
Balance, Dec. 31, 2006	14,927,625	$15,323	$38,173	$280,198	$(4,083)		$(1,471)	$328,140

Comprehensive income:

Net earnings				74,211		74,211		74,211
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						5,057	5,057	5,057
Defined benefit pension plans						6,979	6,979	6,979
Defined benefit post-retirement plans						504	504	504
Total comprehensive income						$86,751

Cash dividends				(13,094)				(13,094)
Treasury stock purchases	(500,000)				(27,497)			(27,497)
Stock-based compensation			3,682					3,682
Exercise of stock options	211,281	211	6,460					6,671
Balance, Dec. 31, 2007	14,638,906	$15,534	$48,315	$341,315	$(31,580)		$11,069	$384,653

Comprehensive income:

Net earnings				88,239		88,239		88,239
Other comprehensive income, net of tax:
Foreign currency translation
adjustments						(5,503)	(5,503)	(5,503)
Defined benefit pension plans						(50,142)	(50,142)	(50,142)
Defined benefit post-retirement plans						(124)	(124)	(124)
Total comprehensive income						$32,470

Cash dividends				(14,806)				(14,806)
Treasury stock purchases	(71,890)				(4,623)			(4,623)
Stock-based compensation			3,584					3,584
Exercise of stock options	293,779	258	11,115		1,286			12,659
Balance, Dec. 31, 2008	14,860,795	$15,792	$63,014	$414,748	$(34,917)		$(44,700)	$413,937

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006
(Thousands of dollars)
	2008	2007	2006
Cash flows form operating activities:
Net earnings	$88,239	$74,211	$72,994
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	15,699	14,008	11,314
Provision for losses on receivables	2,508	11	(183)
LIFO expense	7,742	1,905	3,564
Deferred income tax provision/(benefit)	(3)	7,250	(3,488)
Excess tax benefit from share-based compensation	(4,140)	(3,031)	(3,525)
Share-based compensation expense	3,584	3,682	2,908
Pension income	(1,274)	(3,257)	(2,901)
Postretirement benefits/obligation	(48)	(400)	(123)
(Gain) loss on disposition of property, plant and
equipment	27	(636)	(113)
Income from discontinued operations	(214)	(2,426)	(1,722)
Changes in:
Receivables, net	(52,554)	(2,928)	(10,700)
Income tax receivable	1,409	(4,573)	-
Inventories	(46,151)	(15,596)	(14,858)
Other current assets	(2,144)	177	3,549
Accounts payable	24,201	7,788	5,748
Accrued liabilities	12,060	13,532	4,458
Net cash provided by continuing operations	48,941	89,717	66,922
Net cash (used in) provided by discontinued operations	(1,813)	593	444
Net cash provided by operating activities	47,128	90,310	67,366

Cash flows from investing activites:
Additions to property, plant and equipment	(29,552)	(18,815)	(30,883)
Proceeds from disposition of property, plant and equipment	219	1,383	214
(Increase) decrease in other assets	579	(64)	(572)
Net cash used in continuing operations	(28,754)	(17,496)	(31,241)
Net cash (used in) provided by discontinued operations	1,813	(593)	(444)
Net cash used in investing activities	(26,941)	(18,089)	(31,685)

Cash flows from financing activites:
Payments of short-term notes payable	-	-	(288)
Dividends paid	(14,806)	(13,094)	(9,223)
Excess tax benefit from share-based compensation	4,140	3,031	3,525
Proceeds from exercise of stock options	8,295	3,467	2,192
Purchases of treasury stock	(4,623)	(27,497)	-
Net cash used in financing activities	(6,994)	(34,093)	(3,794)

Effect of translation on cash and cash equivalents	(1,185)	(177)	88

Net increase in cash and cash equivalents	12,008	37,951	31,975

Cash and cash equivalents at beginning of period	95,748	57,797	25,822

Cash and cash equivalents at end of period	$107,756	$95,748	$57,797

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Corporate Organization and Summary of Significant Accounting Policies
Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the “Company”) manufacture and sell oil field pumping units and power transmission products throughout the world.

Principles of consolidation:  The consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries after elimination of all inter-company accounts and transactions.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Foreign currencies:  Assets and liabilities of foreign operations where the applicable foreign currency is the functional currency are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting gain or loss reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet.  Income statement accounts are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from balance sheet remeasurement of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of earnings as incurred.

Any gains or losses on transactions denominated in a foreign currency are included in the consolidated statements of earnings as incurred.

Cash equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Revenue recognition: Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company will process a Bill-and-Hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

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

Accounts & Notes Receivable and Allowance for Doubtful Accounts: Accounts and notes receivable are stated at cost net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any specific customer issues that the Company has identified. Uncollected receivables are generally reserved before being past due over one year or when the Company has determined that the balance will not be collected.

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

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized, and are and tested for impairment at least annually. During the first quarter of 2008, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. Due to the decline in the market value of the Company’s common stock during the fourth quarter of 2008, an additional impairment evaluation was performed. Since the fair value of each reporting unit exceeded the carrying value in both evaluations, no impairment was recorded.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing jurisdictions where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made. Any effect of changes in income tax rates or tax laws is included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against deferred tax assets.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $55.4 million at December 31, 2008, the majority of which has been generated in Argentina, Canada and France. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

The Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Financial instruments:  The Company’s financial instruments include cash, accounts receivable and accounts payable.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2008 and 2007, the Company had no derivative financial instruments.

Stock-based compensation: Beginning January 1, 2006, employee services received in exchange for stock are expensed in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123R). The fair value of the employee services received in exchange for stock is measured based on the grant-date fair value. The fair value is estimated using the Black-Scholes option-pricing model for the stock option. Awards granted are expensed pro-ratably over the vesting period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

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

On January 1, 2008, the Company adopted the initial requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations. On September 30, 2008, the Company adopted the requirements of SFAS 157-3 and it had no significant impact on its consolidated financial position or results of operations. On January 1, 2009, the Company adopted the remaining requirements of SFAS 157 and it had no significant impact on its consolidated financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), replacing Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141R broadens the scope of SFAS 141 by applying the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and not just business combinations in which control was obtained by transferring consideration. SFAS 141R also modifies the application of the acquisition method. SFAS 141R requires acquired assets and liabilities to be measured at fair value at the acquisition date versus the cost-allocation process used under SFAS 141. This change will require acquisition-related costs and restructuring costs that are expected but not legally obligated to be recognized separately from the acquisition. SFAS 141R also provides revised guidance on accounting for step acquisitions, assets and liabilities arising from contingencies, measuring goodwill and gains from bargain purchases and contingent consideration at the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS 141R, which will be applied prospectively.

In December 2008, the Financial Accounting Standards Board issued Financial Statement Position No. FAS 132(R)-1 “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132 (revised 2003) “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)). FSP 132(R)-1 expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets. The disclosures about plan assets required by FSP 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

(2) Discontinued Operations

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

Operating results of discontinued operations were as follows (in thousands of dollars):
	2008	2007	2006

Sales	$7,135	$41,381	$79,370

Earnings before income tax provision	450	3,268	2,808

Income tax provision	(236)	(842)	(1,086)

Earnings from discontinued operations,
net of tax	$214	$2,426	$1,722

	December 31,	December 31,
	2008	2007

Receivables, net	$56	$2,938
Inventories	-	2,907
Deferred income tax assets	562	763
Other current assets	-	15

Current assets from discontinued operations	618	6,623

Property, plant and equipment, net	-	2,939
Other assets, net	493	701

Long-term assets from discontinued operations	493	3,640

Total assets from discontinued operations	$1,111	$10,263

Accounts payable	$154	$894
Accrued liabilities:
Payroll and benefits	104	359
Warranty expenses	410	717
Taxes payable	120	2,739
Other	616	202

Current liabilities from discontinued operations	1,404	4,911

Long-term liabilities	61	-

Total liabilities from discontinued operations	$1,465	$4,911

 (3) Receivables
The following is a summary of the Company's receivable balances at December 31:

(Thousands of dollars)	2008	2007

Accounts receivable	$138,706	$90,379
Notes receivable	157	-
Other receivables	1,015	406
Gross receivables	139,878	90,785

Allowance for doubtful accounts receivable	(734)	(89)
Net receivables	$139,144	$90,696

Bad debt expense related to receivables was $2.5 million in 2008 and was negligible in 2007 and 2006. Bad debt expense in 2008 was negatively impacted by the bankruptcy of a Power Transmission petrochemical customer and reserves for the probable bankruptcy of a Middle East Oil Field customer.

(4) Inventories
Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2008	2007

Gross inventories @ FIFO:
Finished goods	$2,643	$3,717
Work in progress	28,230	21,150
Raw materials & component parts	122,604	83,452
Maintenance, tooling & supplies	12,611	11,357
Total gross inventories @ FIFO	166,088	119,676
Less reserves:
LIFO	32,926	25,183
Valuation	4,535	1,579
Total inventories as reported	$128,627	$92,914

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $109.2 million and $77.0 million at December 31, 2008 and 2007, respectively.

(5) Property, Plant & Equipment
The following is a summary of the Company’s P. P. & E. balances at December 31:

(Thousands of dollars)	2008	2007

Land	$6,525	$3,386
Land improvements	10,219	8,389
Buildings	75,756	70,281
Machinery and equipment	245,014	227,304
Furniture and fixtures	5,616	5,076
Computer equipment and software	14,666	14,246
Total property, plant and equipment	357,796	328,682
Less accumulated depreciation	(227,717)	(211,492)
Total property, plant and equipment, net	$130,079	$117,190

Depreciation expense related to property, plant and equipment was $15.6 million, $13.7 million and $11.1 million in 2008, 2007 and 2006, respectively.

(6) Goodwill & Acquired Intangible Assets
Balances and related amortization expense for goodwill and acquired intangible assets are as follows:

Acquired Intangible Assets
	Gross Carrying	Accumulated
(Thousands of dollars)	Amount	Amortization

Amortized intangible assets

Non-compete agreements:

As of December 31, 2007	$604	$493
As of December 31, 2008	-	-

Aggregate amortization expense:

For the year ended 12/31/06	$106
For the year ended 12/31/07	112
For the year ended 12/31/08	106

Estimated amortization expense:

For the year ended 12/31/09	$-
For the year ended 12/31/10	-
For the year ended 12/31/11	-
For the year ended 12/31/12	-
For the year ended 12/31/13	-

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows:

		Power
(Thousands of dollars)	Oil Field	Transmission	Total

Balance as of 12/31/06	$9,432	$2,300	$11,732

Foreign currency translation	15	243	258

Balance as of 12/31/07	9,447	2,543	11,990

Foreign currency translation	(19)	(109)	(128)

Balance as of 12/31/08	$9,428	$2,434	$11,862

Goodwill impairment tests were performed in the first and fourth quarters of 2008 and no impairment losses were recorded.

 (7) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2008	2007

Customer prepayments	$12,925	$15,328
Litigation reserves	6,000	-
Deferred compensation & benefit plans	4,046	4,506
Accrued professional services	1,097	802
Other accrued liabilities	1,272	1,103
Total other current accrued liabilities	$25,340	$21,739

 (8) Debt Obligations
The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2008, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $7.9 million, $32.1 million of borrowing capacity was available at December 31, 2008.

The Company’s had no long-term notes payable at December 31, 2008 and 2007. Cash payments for debt-related interest were negligible in 2008, 2007 and 2006.

(9) Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by these plans are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plans. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. In the fourth quarter of 2008, the qualified noncontributory pension plan was changed to grant additional benefits to the Company’s active bargaining hourly employees in the U.S. as part of the union contract renewal. This plan change increased the projected benefit obligation by approximately $3.1 million.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through December 31, 2008. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $3.5 million, $3.3 million and $3.3 million in the years ended December 31, 2008, 2007 and 2006, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other accrued liabilities" in the Consolidated Balance Sheet.

Obligations and Funded Status
At December 31
	Pension Benefits		Other Benefits
(Thousands of dollars)	2008	2007	2008	2007

Changes in benefit obligation

Benefit obligation at beginning of year	$171,445	$170,861	$7,926	$9,225

Service cost	4,933	5,452	152	174
Interest cost	10,979	9,725	455	458
Plan participants' contributions	-	-	946	1,192
Plan change	3,143	-	-	-
Actuarial loss (gain)	5,583	(6,672)	(21)	(1,021)
Benefits paid	(8,733)	(7,921)	(1,801)	(2,102)

Benefit obligation at end of year	187,350	171,445	7,657	7,926

Change in plan assets

Fair value of plan assets at beginning of year	238,975	224,626	-	-

Actual return on plan assets	(54,062)	22,239	-	-
Employer contributions	297	31	855	910
Plan participants' contributions	-	-	946	1,192
Benefits paid	(8,733)	(7,921)	(1,801)	(2,102)

Fair value of plan assets at end of year	176,477	238,975	-	-

Funded (unfunded) status at end of year	$(10,873)	$67,530	$(7,657)	$(7,926)

Amounts recognized in the balance sheet consist of:
	Pension Benefits		Other Benefits
(Thousands of dollars)	2008	2007	2008	2007

Prepaid pension costs	$-	$71,571	$-	$-
Other current accrued liabilities	(270)	(241)	(587)	(623)
Postretirement benefits	-	-	(7,070)	(7,303)
Other long-term liabilities	(10,603)	(3,800)	-	-

	$(10,873)	$67,530	$(7,657)	$(7,926)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2008	2007	2008	2007

Prior service cost	$5,850	$4,006	$-	$-
Net loss (gain)	43,072	(4,847)	(1,709)	(1,833)
Transition asset	-	(380)	-	-

	$48,922	$(1,221)	$(1,709)	$(1,833)

The accumulated benefit obligation for all defined benefit pension plans was $174.1 million and $159.1 million at December 31, 2008, and 2007, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Thousands of dollars)	2008	2007	2006	2008	2007	2006

Net Periodic Benefit Cost

Service cost	$4,933	$5,452	$5,178	$151	$174	$172
Interest cost	10,979	9,725	9,104	455	458	502
Expected return on plan assets	(16,664)	(17,646)	(16,458)	-	-	-
Amortization of prior service cost	649	566	566	-	-	-
Amortization of net (gain) loss	181	102	61	(217)	(227)	(156)
Amortization of transition asset	(638)	(926)	(926)	-	-	-

Net periodic benefit cost (income)	(560)	(2,727)	(2,475)	389	405	518

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.0 million and $0.9 million, respectively. The estimated net gain for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.18% - 6.40%	6.25% - 6.35%	6.25%	6.20%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25% - 6.35%	5.75%	5.50%	6.20%	5.75%	5.50%
Expected long-term return on
plan assets	7.30%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

For 2008, the Company assumed a long-term asset rate of return of 7.3%. In developing the 7.3% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2007), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Plan Assets

The Company’s qualified pension plan weighted-average asset allocations at December 31, 2008, and 2007, by asset category are as follows:
	Target	Plan Assets
	Allocation	At December 31,
	2008	2008	2007

Equity securities	40% - 70%	45%	56%
Debt securities	30% - 60%	30%	21%
Real estate	0% - 15%	10%	9%
Other	0% - 15%	15%	14%

Total		100%	100%

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, international equities, fixed income, real estate and hedged investments. Fixed income securities include medium-term government notes, corporate bonds and highly-rated mortgage-backed securities and collateralized mortgage obligations. Real estate primarily includes REIT investments focused on U.S. commercial warehouses. Hedged investments are primarily concentrated in funds focused on long/short investment strategies.

No equity or debt securities of the Company were held by the plan at December 31, 2008, or 2007.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2008, and 2007.

Cash Flows

Contributions

The Company expects to make contributions of $0.3 million to $2.3 million to the pension plans and expects to make contributions of $0.6 million to the postretirement plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2009	$9,504	$605
2010	10,154	628
2011	10,895	650
2012	11,731	662
2013	12,387	686
2014 - 2018	72,895	3,535

(10) Other Comprehensive Income
The following table illustrates the related tax effect allocated to each component of other comprehensive income:

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2006

Foreign currency translation adjustments	$1,012	$-	$1,012
Initial application of FAS 158:

Defined benefit pension plans:
Net prior service cost	(7,294)	2,553	(4,741)
Net loss arising during period	(3,129)	1,095	(2,034)
Net transition asset	1,565	(548)	1,017
Total defined benefit pension plans	(8,858)	3,100	(5,758)

Defined benefit postretirement plans:
Net gain	2,046	(717)	1,329
Total defined benefit postretirement plans	2,046	(717)	1,329

Other comprehensive income	$(5,800)	$2,383	$(3,417)

Year ended December 31, 2007

Foreign currency translation adjustments	$5,057	$-	$5,057

Defined benefit pension plans:
Amortization of net prior service cost	566	(207)	359
Amortization of net loss	102	(37)	65
Amortization of net transition asset	(926)	339	(587)
Net gain arising during period	11,265	(4,123)	7,142
Total defined benefit pension plans	11,007	(4,028)	6,979

Defined benefit postretirement plans:
Amortization of net gain	(227)	83	(144)
Net gain arising during period	1,022	(374)	648
Total defined benefit postretirement plans	795	(291)	504

Other comprehensive income	$16,859	$(4,319)	$12,540

Year ended December 31, 2008

Foreign currency translation adjustments	$(5,503)	$-	$(5,503)

Defined benefit pension plans:
Amortization of net prior service cost	649	(238)	411
Amortization of net loss	181	(66)	115
Amortization of net transition asset	(638)	234	(404)
Net prior service cost	(3,143)	1,154	(1,989)
Net gain arising during period	(76,309)	28,034	(48,275)
Total defined benefit pension plans	(79,260)	29,118	(50,142)

Defined benefit postretirement plans:
Amortization of net gain	(217)	80	(137)
Net gain arising during period	21	(8)	13
Total defined benefit postretirement plans	(196)	72	(124)

Other comprehensive income	$(84,959)	$29,190	$(55,769)

The following table illustrates the balances of accumulated other comprehensive income:
		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Income

Balance, Dec. 31, 2006	$2,958	$(5,758)	$1,329	$(1,471)

Current-period change	5,057	6,979	504	12,540

Balance, Dec. 31, 2007	8,015	1,221	1,833	11,069

Current-period change	(5,503)	(50,142)	(124)	(55,769)

Balance, Dec. 31, 2008	$2,512	$(48,921)	$1,709	$(44,700)

(11) Earnings per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for 2008, 2007 and 2006, are illustrated below:

	2008	2007	2006
Weighted average common shares outstanding
for basic EPS	14,788,867	14,901,176	14,844,514
Effect of dilutive securities: employee stock
options	121,246	189,187	278,155
Adjusted weighted average common shares
outstanding for diluted EPS	14,910,113	15,090,363	15,122,669

Options to purchase a total of 167,870, 202,302 and 134,949 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2008, 2007 and 2006, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(12) Stock Option Plans
On January 1, 2006, the Company adopted SFAS 123-Revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The cost of employee services received in exchange for stock-based compensation based on the grant-date fair value is measured and that the cost is recognized over the period during which the employee is required to provide service in exchange for the award. The fair value is estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, are recognized as additional paid-in-capital.

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006:

(Thousands of dollars)	2008	2007	2006

Stock-based compensation expense	$3,584	$3,682	$2,908
Tax benefit	(1,326)	(1,362)	(1,105)

Stock-based compensation expense, net of tax	$2,258	$2,320	$1,803

The fair value of each option grant during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Expected dividend yield	1.33% - 2.20%	1.30% - 1.60%	0.69% - 1.30%
Expected stock price volatility	41.00% - 49.70%	41.10% - 46.20%	44.12% - 48.00%
Risk free interest rate	1.53% - 3.27%	3.71% - 4.85%	4.52% - 5.03%
Expected life of options	2 - 6 years	3 - 6 years	1 - 6 years
Weighted-average fair value per share at grant date	$19.72	$23.48	$22.82

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

A summary of stock option activity under the plans during year ended December 31, 2008, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2008	659,143	$39.28
Granted	202,000	56.89
Exercised	(293,779)	28.24
Forfeited or expired	(18,725)	46.77
Outstanding at December 31, 2008	548,639	$51.42	8.1	$1,466
Exercisable at December 31, 2008	294,534	$47.27	7.2	$1,466

As of December 31, 2008, there was $3.4 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years. The intrinsic value of stock options exercised in 2008, 2007 and 2006 was $14.4 million, $9.6 million and $10.5 million, respectively.

(13) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2008, no shares of preferred stock had been issued.

(14) Stock Repurchase Plan
During 2008, the Company repurchased shares pursuant to a plan approved by the Board of Directors in the third quarter of 2007, under which the Company was authorized to spend up to an aggregate of $30.0 million for repurchases of its common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company’s stock option plans. During 2008, 71,890 shares were repurchased under the above plans at an aggregate price of $4.6 million, or an average price of $64.30 per share. As of December 31, 2008, 534,021 shares had been repurchased under the 2007 plan at an aggregate price of $30.0 million, or $56.17 per share. During the fourth quarter of 2008, 51,890 shares were repurchased under the 2007 plan at an aggregate price of $3.5 million, or $67.54 per share. As of December 31, 2008, the Company held 931,168 shares of treasury stock at an aggregate cost of approximately $34.9 million. At December 31, 2008, no repurchase authorizations remained under the 2007 plan.

(15) Income Taxes

Earnings before income taxes for 2008, 2007 and 2006 consisted of the following:

(Thousands of dollars)	2008	2007	2006

Domestic	$112,722	$86,650	$83,729
Foreign	23,690	22,808	18,193

Total earnings before income taxes	$136,412	$109,458	$101,922

The income tax provision for 2008, 2007 and 2006 consisted of the following:

(Thousands of dollars)	2008	2007	2006

Current:

U.S. federal and state income taxes	$42,487	$23,892	$30,268
Foreign	5,514	5,763	3,919

Total current	48,001	29,655	34,187

Deferred:

U.S. federal and state income taxes	(823)	7,579	(3,275)
Foreign	1,209	439	(262)

Total deferred	386	8,018	(3,537)

Total	$48,387	$37,673	$30,650

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2008	2007	2006

Tax provision computed at statutory rate	$47,744	$38,310	$35,673
Tax effect of:
Expenses for which no benefit was realized	936	459	87
Change in effective state tax rate	115	53	(806)
Tax credit	(237)	(459)	(1,842)
State taxes net of federal benefit	2,351	1,261	1,408
Benefit of export incentives	-	-	(846)
Benefit of manufacturing deduction	(1,892)	(1,105)	(595)
Other, net	(630)	(846)	(2,429)

Total provision for taxes	$48,387	$37,673	$30,650

Cash payments for income taxes totaled $45.1 million, $26.7 million and $40.5 million for 2008, 2007 and 2006, respectively.

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

(Thousands of dollars)	2008	2007

Deferred income tax assets:

Pension costs	$5,124	$-
Payroll and benefits	927	639
Accrued warranty expenses	1,144	1,117
Postretirement benefits	5,209	4,923
Accrued liabilities	761	718

Total deferred income tax assets	13,165	7,397
Less valuation allowance	(75)	(71)

Total deferred income tax assets	13,090	7,326

Noncurrent deferred income tax liabilities:

Prepaid expenses	(318)	(348)
Prepaid pension benefit	-	(23,513)
Depreciation	(14,857)	(13,656)
Inventories	(361)	(931)
Other, net	(1,270)	(1,863)

Total noncurrent deferred income tax liabilities, net	(16,806)	(40,311)

Total net deferred tax liability	$(3,716)	$(32,985)

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109,” on January 1, 2007.  As of January 1, 2008, the Company had approximately $2.7 million of total gross unrecognized tax benefits.  Of this total, $2.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of December 31, 2008, the Company had approximately $1.4 million of total gross unrecognized tax benefits. Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2008

Balance at January 1, 2008	$2,743

Gross increases- current year tax positions	-
Gross increases- tax positions from prior periods	328
Gross decreases- tax positions from prior periods	(813)
Settlements	(890)

Balance at December 31, 2008	$1,368

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2005 are closed to assessment. During 2008, the Company settled examinations of tax years 2002-2005 with the IRS. The Company is currently under IRS examination for the 2006-2007 tax years, but settlements are expected in early 2009.  The Company expects certain amounts of their U.S. federal FIN 48 liabilities to be settled within the next twelve months. The amount of such settlement is estimated with reasonable possibility to be $0.2 million along with the release of $0.8 million of additional reserves, which will favorably affect the effective income tax rate. Statutes for years prior to 2005 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2004-2007), France (2006-2007), and Argentina (2002-2007).

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $301,000 accrued for interest and penalties at December 31, 2007.  Interest and penalties of $207,000 was recognized as income during the twelve months ended December 31, 2008, mostly due to settlements with taxing authorities.

(16) Commitments and Contingencies

Legal proceedings: On March 7, 1997, a class action complaint was filed against Lufkin Industries, Inc. (the “Company”) in the U.S. District Court for the Eastern District of Texas by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was administratively closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, and after the close of plaintiff’s evidence, the court adjourned and did not complete the trial until October 2004. Although plaintiff’s class certification encompassed a wide variety of employment practices, plaintiffs presented only disparate impact claims relating to discrimination in initial assignments and promotions at trial.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification of a class disparate treatment claim. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the back pay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.  Plaintiffs and the Company subsequently filed requests for rehearing with the court on March 20, 2008 in order to address significant issues arising from the opinion. On April 10, 2008, the Fifth U.S. Circuit Court of Appeals denied both requests for a rehearing. On July 2, 2008, the Company filed petition for Writ of Certiorari in the Supreme Court of the United States requesting that the court review two questions in the decision of the United States Court of Appeals for the Fifth Circuit. The U.S. Supreme Court denied the Company’s petition on October 6, 2008.

The Company, with the assistance of outside counsel, is reviewing its appellate options at this time as well as its position in future proceedings in the District Court. At present, however, pursuant to the court of appeal’s mandate, the District Court will conduct further proceedings on the injunctive relief to be entered, back pay and plaintiffs’ request for attorneys’ fees. The Fifth Circuit’s opinion to reverse and affirm portions of the District Court’s decision, together with the assignment of a different judge for this case in the District Court (the trial judge who decided the case is deceased) prevented the Company from estimating the back pay or attorneys’ fees before the commencement of proceedings in the District Court. The District Court will interpret the Fifth Circuit’s instructions and take additional evidence to determine these issues. As a result, it is highly probable that the District Court will award damages for back pay and attorney fees as it concludes further proceedings in the District Court.

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company has reviewed the plaintiff’s submissions which describe the formula and underlying assumptions that support their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continues to have significant differences regarding legal issues that materially impact the plaintiff’s requests. As a result of these different results The Company believes the court will request further evidence from the parties regarding their positions and the final decision by the court is unknown. However, these court proceedings have allowed the Company to establish ranges for attorney fees and damages. Due to the significant differences in the ranges and the need for additional court proceedings to resolve these differences, during the fourth quarter of 2008, the Company booked a provision for the minimum expected liability of $6.0 million. If the plaintiffs prevail on all the outstanding legal issues, the liability could reach approximately $15.0 million. Additional court proceedings are scheduled and the Company expects the District Court to reach a decision by the end of the second quarter of 2009.

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought.  For certain of these claims, the Company maintains insurance coverage while retaining a portion of the losses that occur through the use of deductibles and retention limits.  Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations.  Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported.  While the Company does maintain insurance above its self-insured levels, a decline in the financial condition of its insurer, while not currently anticipated, could result in the Company recording additional liabilities.  It is management’s opinion that the Company’s liability under such circumstances or involving any other non-insured claims or legal proceedings would not materially affect its consolidated financial position, results of operations, or cash flow.

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2008 and 2007, is as follows:

(Thousands of dollars)	2008	2007

Beginning balance	$2,925	$2,552

Claims paid	(2,732)	(2,912)
Additional warranties issued	3,365	2,941
Revisions in estimates	122	315
Foreign currency translation	(94)	29

Ending balance	$3,586	$2,925

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)

2009	$1,284
2010	836
2011	446
2012	281
2013	172

All years	$3,047

Expenditures for rentals and leases, including short-term rental contracts, were $5.2 million, $4.2 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital expenditures: As of December 31, 2008, the Company had contractual commitments for capital expenditures of $13.1 million that are expected to be paid in 2009 and $4.1 million that are expected to be paid in 2010.

(17) Business Segment Information
The Company operates with two business segments: Oil Field and Power Transmission. The two operating segments are supported by a common corporate group.  The accounting policies of the segments are the same as those described in the summary of major accounting policies.   Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. Sales by geographic region are determined by the shipping destination of a product or the site of service work. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The following is a summary of key business segment and product group information:

(Thousands of dollars)	2008	2007	2006
Sales by segment:
Oil Field	$551,814	$397,354	$401,200
Power Transmission	189,380	158,452	124,922
Total sales	$741,194	$555,806	$526,122
Sales by geographic region:
United States	$469,343	$318,668	$334,541
Europe	60,463	49,350	30,500
Canada	33,354	31,677	41,238
Latin America	97,310	80,604	63,042
Middle East/North Africa	56,149	52,849	43,513
Other	24,575	22,658	13,288
Total sales	$741,194	$555,806	$526,122
Earnings (loss) before income taxes:
Oil Field	$116,150	$83,737	$85,325
Power Transmission	26,308	27,160	19,022
Corporate & Other*	(4,479)	3,626	2,043
Adjustment**	(1,567)	(5,065)	(4,468)
Total earnings (loss) before income taxes	$136,412	$109,458	$101,922
Assets by segment:
Oil Field	$275,395	$226,697	$213,731
Power Transmission	126,912	130,008	104,903
Corporate & Other*	127,300	121,361	80,719
Adjustment**	-	12,327	9,793
Total assets	$529,607	$490,393	$409,146
Property, plant & equipment, net, by geographic region
United States	$96,566	$82,643	$78,167
Europe	11,194	10,947	10,740
Canada	9,731	13,796	11,612
Latin America	12,280	9,516	8,986
Other	308	288	358
Total P, P & E, net	$130,079	$117,190	$109,863
Capital expenditures by segment
Oil Field	$20,786	$12,830	$19,554
Power Transmission	7,755	5,159	10,486
Corporate & Other*	1,011	826	843
Total capital expenditures	$29,552	$18,815	$30,883
Depreciation/amortization by segment:
Oil Field	$9,815	$8,578	$7,166
Power Transmission	5,151	4,704	3,595
Corporate & Other*	733	726	553
Total depreciation/amortization	$15,699	$14,008	$11,314

Additional key segment information is presented below:

Year Ended December 31, 2008

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment*	Total

Gross sales	$557,669	$195,161	$-	$-	$752,830
Inter-segment sales	(5,855)	(5,781)	-	-	(11,636)
Net sales	$551,814	$189,380	$-	$-	$741,194

Operating income (loss)	$117,535	$26,132	$(6,000)	$(1,567)	$136,100
Other income (expense), net	(1,385)	176	1,521	-	312
Earnings (loss) before
income tax provision	$116,150	$26,308	$(4,479)	$(1,567)	$136,412

Year Ended December 31, 2007

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment*	Total

Gross sales	$399,955	$161,731	$-	$-	$561,686
Inter-segment sales	(2,601)	(3,279)	-	-	(5,880)
Net sales	$397,354	$158,452	$-	$-	$555,806

Operating income (loss)	$82,629	$27,122	$-	$(5,065)	$104,686
Other income (expense), net	1,108	38	3,626	-	4,772
Earnings (loss) before
income tax provision	$83,737	$27,160	$3,626	$(5,065)	$109,458

Year Ended December 31, 2006

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment*	Total

Gross sales	$404,432	$133,674	$-	$-	$538,106
Inter-segment sales	(3,232)	(8,752)	-	-	(11,984)
Net sales	$401,200	$124,922	$-	$-	$526,122

Operating income (loss)	$85,790	$19,126	$-	$(4,468)	$100,448
Other income (expense), net	(465)	(104)	2,043	-	1,474
Earnings (loss) before
income tax provision	$85,325	$19,022	$2,043	$(4,468)	$101,922

* Corporate & Other includes the litigation reserve.

** Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment have been reclassified to continuing operations. One adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years. The other adjustment is for corporate allocations previously charged to Trailer as these expenses will continue in the future.

The following table reconciles total assets for the years ended December 31:

(Thousands of dollars)	2008	2007

Assets from continuing operations	$529,607	$490,393

Assets from discontinued operations	1,111	10,263

Total assets	$530,718	$500,656

(18) Concentrations of Credit Risk
The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the two segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. However, the recent downturn in the global economy has caused a higher level of credit risk. The Company is monitoring the payment practices of customers and is reviewing credit limits more frequently and conservatively than in prior periods. At December 31, 2008, 2007 and 2006, one customer represented 15.4%, 15.9% and 13.5%, respectively, of the consolidated Company sales.

(19) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2008 and 2007:

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter*	Quarter	Quarter	Quarter

2008

Sales	$141.1	$174.5	$195.1	$230.5
Gross profit	40.5	47.8	55.8	69.9
Net earnings	15.6	21.2	25.0	26.6

Basic earnings per share	1.06	1.44	1.68	1.79
Diluted earnings per share	1.05	1.42	1.66	1.78

2007

Sales	$135.0	$133.6	$137.5	$149.8
Gross profit	39.4	39.4	40.2	43.3
Net earnings	17.3	17.5	18.3	18.7

Basic earnings per share	1.18	1.14	1.23	1.27
Diluted earnings per share	1.17	1.12	1.21	1.26

* These amounts have been adjusted from the 10-Q previously filed to show comparative data due to the Trailer segment discontinued operations reported in Q2 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Nominees for Director” and under the caption “Information About Current and Continuing Directors” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2008. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in the section “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, entitled the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all of its senior financial officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer, to adhere to the Code of Ethics for Senior Financial Officers of the Company in addressing the legal and ethical issues encountered in conducting their work. The Company has also adopted a written Corporate Code of Conduct applicable to all salaried employees of the Company, including the senior financial officers. The Company has made available to stockholders the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct on its website at www.lufkin.com or a copy can be obtained by writing to the Company Secretary, P.O. Box 849, Lufkin, Texas 75902. Any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct will be disclosed in a current report on Form 8-K within four business days of such amendment or waiver as required by the Marketplace Rules of the Nasdaq Stock Market, Inc.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2008, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

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

*10.9
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

		*10.14	Lufkin Industries, Inc. 2009 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 17, 2009 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.15
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.16
Amended and Restated Severance Agreement, dated February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.18
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.20
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.21
Amended and Restated Employment Agreement, dated as of March 1, 2008, by and between Lufkin Industries, Inc. and John F. Glick included as Exhibit 10.7 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.22
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez included as Exhibit 10.8 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.23
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger included as Exhibit 10.9 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2008	$89	2,462	-	(1,816)	$735
Year Ended December 31, 2007	129	12	-	(52)	89
Year Ended December 31, 2006	$173	(183)	-	139	$129

Inventory: Valuation Reserves:

Year Ended December 31, 2008	$1,579	2,964	-	(8)	$4,535
Year Ended December 31, 2007	1,172	446	-	(39)	1,579
Year Ended December 31, 2006	$988	333	-	(149)	$1,172

Inventory: LIFO Reserves:

Year Ended December 31, 2008	$25,184	7,742	-	-	$32,926
Year Ended December 31, 2007	23,279	1,905	-	-	25,184
Year Ended December 31, 2006	$19,716	3,563	-	-	$23,279

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY	/s/ C. L. Boone
C. L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ J. F. Glick	President/Chief Executive Officer	February 27, 2009
	J. F. Glick	(Principal Executive Officer)
By	/s/ C. L. Boone	Vice President/Treasurer/Chief Financial Officer	February 27, 2009
	C. L. Boone	(Principal Financial and Accounting Officer)
By	/s/ D. V. Smith	Chairman of the Board of Directors	February 27, 2009
D. V. Smith
By	/s/ J. F. Anderson	Director	February 27, 2009
J.F. Anderson
By	/s/ S. V. Baer	Director	February 27, 2009
S. V. Baer
By	/s/ S. W. Henderson, III	Director	February 27, 2009
S. W. Henderson, III
By	/s/ J. T. Jongebloed	Director	February 27, 2009
J. T. Jongebloed
By	/s/ J. H. Lollar	Director	February 27, 2009
J. H. Lollar
By	/s/ B. H. O’Neal	Director	February 27, 2009
B. H. O'Neal
By	/s/ H. J. Trout, Jr.	Director	February 27, 2009
H. J. Trout, Jr.
By	/s/ T. E. Wiener	Director	February 27, 2009
T. E. Wiener

INDEX TO EXHIBITS

Exhibit Number	Description

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

*10.9
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.14	Lufkin Industries, Inc. 2009 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 17, 2009 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.15
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.16
Amended and Restated Severance Agreement, dated February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.18
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.20
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.21
Amended and Restated Employment Agreement, dated as of March 1, 2008, by and between Lufkin Industries, Inc. and John F. Glick included as Exhibit 10.7 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.22
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Paul G. Perez included as Exhibit 10.8 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.23
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger included as Exhibit 10.9 to the Company's current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

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