Form 10-Q
period 2009-05-08
LUFKIN INDUSTRIES INC
filed 2009-05-11
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_    No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _X_   No____

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
Yes ___No   X

There were 14,860,795 shares of Common Stock, $1.00 par value per share, outstanding as of May 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$92,450	$107,756
Receivables, net	97,698	139,144
Income tax receivable	1,368	978
Inventories	143,737	128,627
Deferred income tax assets	6,140	4,941
Other current assets	5,442	3,674
Current assets from discontinued operations	645	618
Total current assets	347,480	385,738

Property, plant and equipment, net	137,402	130,079
Goodwill, net	40,448	11,862
Intangible assets, net	12,052	-
Other assets, net	2,758	2,546
Long-term assets from discontinued operations	493	493
Total assets	$540,633	$530,718

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$33,956	$38,543
Current portion of long-term debt	1,262	-
Accrued liabilities:
Payroll and benefits	10,859	14,046
Warranty expenses	3,461	3,586
Taxes payable	8,038	5,894
Other	28,560	25,340
Current liabilities from discontinued operations	1,424	1,404
Total current liabilities	87,560	88,813

Long-term debt	2,666	-
Deferred income tax liabilities	9,640	9,219
Postretirement benefits	7,067	7,070
Other liabilities	15,058	11,618
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	-	61

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,791,963 and 15,791,963 shares issued and outstanding, respectively	15,792	15,792
Capital in excess par	63,360	63,014
Retained earnings	420,011	414,748
Treasury stock, 931,168 and 931,168 shares, respectively, at cost	(34,917)	(34,917)
Accumulated other comprehensive loss	(45,604)	(44,700)
Total shareholders' equity	418,642	413,937
Total liabilities and shareholders' equity	$540,633	$530,718

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2009	2008

Sales	$153,138	$141,070

Cost of Sales	118,955	100,550

Gross Profit	34,183	40,520

Selling, general and administrative expenses	18,430	16,765
Litigation reserve	3,000	-

Operating income	12,753	23,755

Interest income	860	679
Interest expense	(127)	(79)
Other expense, net	(193)	(382)

Earnings from continuing operations before
income tax provision and discontinued
operations	13,293	23,973

Income tax provision	4,210	8,388

Earnings from continuing operations before
discontinued operations	9,083	15,585

Earnings (loss) from discontinued operations, net of tax	(105)	44

Net earnings	$8,978	$15,629

Basic earnings per share:

Earnings from continuing operations	$0.61	$1.06
Loss from discontinued operations	(0.01)	-

Net earnings	$0.60	$1.06

Diluted earnings per share:

Earnings from continuing operations	$0.61	$1.05
Loss from discontinued operations	(0.01)	-

Net earnings	$0.60	$1.05

Dividends per share	$0.25	$0.25

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2009	2008
Cash flows form operating activities:
Net earnings	$8,978	$15,629
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,894	3,767
Provision (benefit) for losses on receivables	(115)	8
LIFO expense	640	813
Deferred income tax benefit	(1,215)	(355)
Excess tax benefit from share-based compensation	-	(411)
Share-based compensation expense	347	964
Pension (income) expense	2,174	(507)
Postretirement (benefit) obligation	77	(29)
Loss on disposition of property, plant and equipment	9	31
(Income) loss from discontinued operations	105	(44)
Changes in:
Receivables, net	46,591	1,760
Income tax receivable	(403)	553
Inventories	(11,360)	(9,633)
Other current assets	(1,778)	(1,054)
Accounts payable	(6,395)	1,220
Accrued liabilities	697	3,811
Net cash provided by continuing operations	42,246	16,523
Net cash provided by discontinued operations	-	23
Net cash provided by operating activities	42,246	16,546

Cash flows from investing activites:
Additions to property, plant and equipment	(6,960)	(4,882)
Proceeds from disposition of property, plant and equipment	41	69
Increase in other assets	(98)	(664)
Acquisition of other companies	(45,500)	-
Net cash used in continuing operations	(52,517)	(5,477)
Net cash used in discontinued operations	-	(23)
Net cash used in investing activities	(52,517)	(5,500)

Cash flows from financing activites:
Payments of notes payable	(904)	-
Dividends paid	(3,715)	(3,661)
Excess tax benefit from share-based compensation	-	411
Proceeds from exercise of stock options	-	598
Purchases of treasury stock	-	(1,117)
Net cash used in financing activities	(4,619)	(3,769)

Effect of translation on cash and cash equivalents	(416)	266

Net increase (decrease) in cash and cash equivalents	(15,306)	7,543

Cash and cash equivalents at beginning of period	107,756	95,748

Cash and cash equivalents at end of period	$92,450	$103,291

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Recently Issued Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board issued Financial Statement Position No. FAS 132(R)-1 “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132 (revised 2003) “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)). FSP 132(R)-1 expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets. The disclosures about plan assets required by FSP 132(R)-1 shall be provided for annual periods ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, Lufkin Industries, Inc. completed the acquisition of International Lift Systems, LLC (“ILS”), a Louisiana limited partnership. ILS manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry.

The ILS acquisition has been recorded using the acquisition method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$45,500
Holdback consideration	4,500

Total consideration paid	$50,000

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amount to $28.7 million and has been recorded as goodwill in the accompanying March 31, 2009, consolidated condensed balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$50,000

Receivables	4,937
Inventories	5,446
Other current assets	715
Property, plant and equipment	5,176
Intangible assets	12,052
Other long-term assets	141
Accounts payable	(2,243)
Other short-term accrued liabiltiies	(99)
Long-term debt	(4,832)

Goodwill recorded	$28,707

Lufkin also entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment is due March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.

Pro forma schedules have not been included as the impact on the periods presented is not material.

The preliminary purchase price allocation, which is based on relevant facts and circumstances and discussions with an independent third-party consultant, is subject to change upon completion of the final valuation analysis by Lufkin management. The final valuation, which is required to be completed by March 2010, is not expected to result in material changes to the preliminary allocation.

4. Discontinued Operations
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

Operating results of discontinued operations were as follows (in thousands of dollars):
	Three Months Ended
	March 31,
	2009	2008

Sales	$35	$5,941

Earnings (loss) before income tax provision	(187)	71

Income tax (provision) benefit	82	(27)

Earnings (loss) from discontinued operations,
net of tax	$(105)	$44

	March 31,	December 31,
	2009	2008

Receivables, net	$30	$56
Income tax receivable	41	-
Deferred income tax assets	574	562
Other current assets	-	-

Current assets from discontinued operations	645	618

Property, plant and equipment, net	-	-
Deferred income tax assets	-	-
Other assets, net	493	493

Long-term assets from discontinued operations	493	493

Total assets from discontinued operations	$1,138	$1,111

Accounts payable	$174	$154
Accrued liabilities:
Payroll and benefits	100	104
Warranty expenses	365	410
Taxes payable	-	120
Other	785	616

Current liabilities from discontinued operations	1,424	1,404

Long-term liabilities	-	61

Total liabilities from discontinued operations	$1,424	$1,465

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	March 31,	December 31,
	2009	2008

Accounts receivable	$97,152	$138,706
Notes receivable	41	157
Other receivables	1,379	1,015
Gross receivables	98,572	139,878

Allowance for doubtful accounts receivable	(874)	(734)
Net receivables	$97,698	$139,144

Bad debt expense related to receivables was negligible for the three months ended March 31, 2009 and 2008.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	March 31,	December 31,
	2009	2008
Gross inventories @ FIFO:
Finished goods	$6,617	$2,643
Work in progress	30,060	28,230
Raw materials & component parts	130,862	122,604
Maintenance, tooling & supplies	13,638	12,611
Total gross inventories @ FIFO	181,177	166,088
Less reserves:
LIFO	33,566	32,926
Valuation	3,874	4,535
Total inventories as reported	$143,737	$128,627

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $117.6 million and $109.2 million at March 31, 2009, and December 31, 2008, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	March 31,	December 31,
	2009	2008

Land	$8,864	$6,525
Land improvements	10,011	10,219
Buildings	76,474	75,756
Machinery and equipment	251,402	245,014
Furniture and fixtures	5,656	5,616
Computer equipment and software	14,779	14,666
Total property, plant and equipment	367,186	357,796
Less accumulated depreciation	(229,784)	(227,717)
Total property, plant and equipment, net	$137,402	$130,079

Depreciation expense related to property, plant and equipment was $3.8 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

8. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2009, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Total

Balance as of 12/31/08	$9,428	$2,434	$11,862

Goodwill acquired during the period	28,707	-	28,707
Foreign currency translation	(2)	(119)	(121)
Balance as of 3/31/09	$38,133	$2,315	$40,448

Goodwill impairment tests were performed in the first quarter of 2009 and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. The components of these intangible assets are as follows (in thousands of dollars):
				Weighted
	March 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$1,004	$-	$1,004	4.0
Customer relationships and contracts	11,048	-	11,048	10.0

	$12,052	$-	$12,052	7.0

Weighted
	December 31, 2008			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$-	$-	$-	-
Customer relationships and contracts	-	-	-	-

	$-	$-	$-	-

As discussed in Note 3, the ILS acquisition resulted in the inclusion of $12.1 million of identifiable intangibles consisting of the following assets and estimated amortizable lives:

		Weighted
		Average
		Amortization
		Period
	Amount	(years)

Non-compete agreements and trademarks	$1,004	4.0
Customer relationships and contracts	11,048	10.0

	$12,052	7.0

Amortization expense of intangible assets was approximately $0.0 million and $0.0 million for the three months ended March 31, 2009 and 2008, respectively. Expected amortization expense by year is:

For the year ended 12/31/09	$1,128
For the year ended 12/31/10	1,353
For the year ended 12/31/11	1,353
For the year ended 12/31/12	1,254
For the year ended 12/31/13	1,234
For the year ended 12/31/14	1,126
Thereafter	4,604

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):
	March 31,	December 31,
	2009	2008

Customer prepayments	$11,182	$12,925
Litigation reserves	9,000	6,000
Deferred compensation plans	4,322	4,046
Accrued professional services	636	1,097
Hold back consideration	1,515	-
Other accrued liabilities	1,905	1,272
Total other current accrued liabilities	$28,560	$25,340

10. Debt
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):
	March 31,	December 31,
	2009	2008

Long-term notes payable	$3,928	$-

Less current portion of long-term debt	(1,262)	-

Long-term debt	$2,666	$-

Principal payments of long-term debt for years subsequent to March 2010 are as follows:

2010	$1,406
2011	1,194
2012	66
Thereafter	-

$2,666

The Company’s current debt at March 31, 2009, primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before March 31, 2010.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  The company has secured letters of credit for $1.9 million and the remaining $2.0 million is secured by collateral consisting of equipment, inventory, and accounts receivable.

In connection with the ILS acquisition, Lufkin also assumed a note payable to Capital One Bank in the amount of $0.8 million, which was paid in full at closing.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $14.5 million, $25.5 million of borrowing capacity was available at March 31, 2009.

11. Retirement Benefits
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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through March 31, 2009. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $1.0 million in the three months ended March 31, 2009 and 2008, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2009	2008	2009	2008

Service cost	$1,156	$1,237	$40	$46
Interest cost	2,823	2,650	108	109
Expected return on plan assets	(3,111)	(4,257)	-	-
Amortization of prior service cost	225	141	-	-
Amortization of unrecognized net (gain) loss	1,257	21	(43)	(46)
Amortization of unrecognized transition asset	-	(160)	-	-
Net periodic benefit cost (income)	$2,350	$(368)	$105	$109

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make contributions of $0.3 to $2.3 million to its pension plans in 2009. The Company also disclosed that it expected contributions of $0.6 million to be made to its postretirement plan in 2009. As of March 31, 2009, the Company has made contributions of $0.1 million to its pension plans and has made contributions of $0.1 million to its postretirement plan. The Company presently anticipates making additional contributions of $2.7 million to its pension plans and $0.5 million to its postretirement plan during the remainder of 2009.

12. Legal Proceedings
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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. In the first quarter, the Company and the plaintiffs reconciled the majority of the differences primarily related to the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first quarter 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $3.0 million in the first quarter of 2009 above the $6.0 million recorded in fourth quarter of 2008 which represents the Company’s best estimate of its ultimate exposure.  Further legal proceedings on damages are scheduled during the second quarter of 2009 and the Company is confident it will prevail on these matters.  However, if the plaintiffs prevail on all of the outstanding legal issues, the provision for damages could increase by an additional $2.0 million. We anticipate the court’s decision before the end of the second quarter of 2009.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008

Net earnings	$8,978	$15,629

Other comprehensive income, before tax:

Foreign currency translation adjustments	(1,811)	892

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	225	141
Amortization of unrecognized transition
asset included in net periodic benefit cost	-	(160)
Amortization of unrecognized net loss
included in net periodic benefit cost	1,257	21

Total defined benefit pension plans	1,482	2

Defined benefit postretirement plans:

Amortization of unrecognized net gain
included in net periodic benefit cost	(43)	(46)

Total defined benefit postretirement plans	(43)	(46)

Total other comprehensive income (loss), before tax	(372)	848

Income tax benefit related to items of other
comprehensive income	(532)	16

Total other comprehensive income (loss), net of tax	(904)	864

Total comprehensive income	$8,074	$16,493

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2008	$2,512	$(48,921)	$1,709	$(44,700)

Current-period change	(1,811)	934	(27)	(904)

Balance, March 31, 2009	$701	$(47,987)	$1,682	$(45,604)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2009 and 2008, are illustrated below:

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding
for basic EPS	14,860,795	14,642,174
Effect of dilutive securities: employee stock
options	32,797	147,361
Adjusted weighted average common shares
outstanding for diluted EPS	14,893,592	14,789,535

Weighted options to purchase a total of 487,903 and 313,414 shares of the Company’s common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

15. Stock Option Plans
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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2009 and 2008 (in thousands of dollars):

	Three Months Ended
	March 31,
	2009	2008

Stock-based compensation expense	$346	$964
Tax benefit	(128)	(357)
Stock-based compensation expense, net of tax	$218	$607

The fair value of each option grant during the first three months of 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Expected dividend yield	2.8%	1.7%
Expected stock price volatility	46.8% - 54.0%	41.0% - 46.0%
Risk free interest rate	1.09% - 2.23%	1.90% - 3.00%
Expected life options	3 - 7 years	2 - 6 years
Weighted-average fair value per share at grant date	$13.08	$18.14

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

A summary of stock option activity under the plans during the three months ended March 31, 2009, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2009	548,639	$51.42
Granted	37,500	36.06
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	586,139	$50.44	7.9	$1,812
Exercisable at March 31, 2009	307,659	$47.62	7.1	$1,744

As of March 31, 2009, there was $3.5 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years. No stock options were exercised during the first quarter of 2009.

16. Uncertain Tax Positions
As of January 1, 2009, the Company had approximately $1.4 million of total gross unrecognized tax benefits.  Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of March 31, 2009, the Company had approximately $1.2 million of total gross unrecognized tax benefits.  Of this total, $1.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)

Balance at December 31, 2008	$1,368

Gross increases- current year tax positions	216
Gross increases- tax positions from prior periods	45
Gross decreases- tax positions from prior periods	(261)
Settlements	(173)

Balance at March 31, 2009	$1,195

During the first quarter of 2009, the Company settled the examination of the 2006 tax year with the IRS. The Company expects certain amounts of their U.S. federal FIN 48 liabilities to be settled within the next twelve months. The amount of such settlement is estimated with reasonable possibility to be $0.6 million, which will favorably affect the effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2008.  Negligible interest and penalties were recognized as income during the three months ended March 31, 2009 and March 31, 2008, respectively, mostly due to settlements with taxing authorities.

17. Segment Data
The Company operates with two business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$113,014	$42,340	$-	$-	$155,354
Inter-segment sales	(1,331)	(885)	-	-	(2,216)
Net sales	$111,683	$41,455	$-	$-	$153,138

Operating income	$12,111	$3,642	$(3,000)	$-	$12,753
Other income (expense), net	(295)	108	727	-	540
Earnings from continuing operations
before income tax provision	$11,816	$3,750	$(2,273)	$-	$13,293

Three Months Ended March 31, 2008

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$101,500	$40,595	$-	$-	$142,095
Inter-segment sales	(591)	(434)	-	-	(1,025)
Net sales	$100,909	$40,161	$-	$-	$141,070

Operating income (loss)	$20,531	$4,795	$-	$(1,571)	$23,755
Other income (expense), net	(268)	(62)	548	-	218
Earnings (loss) from continuing operations
before income tax provision	$20,263	$4,733	$548	$(1,571)	$23,973

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

Lufkin Industries is a global supplier of oil field and power transmission products. Through its Oil Field segment, the Company manufactures and services artificial lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for industrial applications. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions.

Trends/Outlook

Oil Field
Demand for artificial lift equipment primarily depends on the level of new onshore oil well, workover drilling activity as well as the depth and fluid conditions of that drilling and general field maintenance budgets. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Increasing energy prices from 2004 to late 2008 increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During the first nine months of 2008, demand levels in North America increased over the levels experienced in 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continued to increase in international markets and the partial recapture of market share from imported equipment.

In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity has also reduced significantly as capital and operating budgets have been reduced. Exploration and production (E&P) companies have reduced drilling in higher-cost fields that are not economically viable at lower energy prices and have reduced overall capital budgets in order to remain cash-flow positive and avoid the more-expensive credit markets. These declines were more pronounced in the U.S., but are expected to be reflected in international markets in future periods. New pumping unit booking levels declined in the fourth quarter of 2008 from lower demand, order cancellations for units scheduled to ship in 2009 and price reductions for units scheduled to ship in 2009. These price reductions were primarily in response to the decline in raw material costs in the fourth quarter of 2008 for steel and iron castings.

These negative trends continued in the first quarter of 2009 as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend has been more pronounced in North America than in international markets. E&P companies have indicated that drilling activity will not be reactivated until energy prices stabilize at economically viable levels and drilling and service costs decrease. Gross margin levels will be negatively impacted from customer pricing pressure and from reduced plant utilizations.

While the market is suffering a cyclical decline, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of artificial lift, especially in the South American, Russian and Middle Eastern markets.   The acquisition of ILS is consistent with the company’s long-term growth strategy of integrating strategic assets to leverage Lufkin’s position of industry leadership.  ILS has a solid reputation for high-quality products, customer responsiveness and long-standing relationships with major independent and super-major integrated companies.  This provides an entry for Lufkin into the offshore market for artificial lift wells, including deepwater plays, and expanded reach into the artificial lift market.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. Recent declines in energy prices and restricted credit markets have started to impact demand as plans for large energy infrastructure projects are being deferred or cancelled. However, governments are increasing funding for infrastructure and alternative energy projects for economic stimulus purposes, which may create opportunities for power transmission products.

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

Other
During the first quarter of 2009, the Company recorded an additional contingent liability provision of $3.0 million (pre-tax) for its ongoing class-action lawsuit. See Item 1 in Part II for additional information.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances. Prior period amounts have been reclassified to reflect the impact of discontinued operations.

Overall, sales for the three months ended March 31, 2009, increased to $153.1 million from $141.1 million for the three months ended March 31, 2008, or 8.6%. This increase was primarily driven by increased sales of oil field products and services in the U.S. market, but also from continued growth in power transmission sales.

Gross margin for the three months ended March 31, 2009, decreased to 22.3% from 28.7% for the three months ended March 31, 2008. This gross margin decrease was primarily related to price decreases in response to material price decreases and lower demand and the negative impact of lower plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $18.4 million during the first quarter of 2009 from $17.5 million during the first quarter of 2008. This increase was primarily related to higher divisional spending to support higher sales volume in 2008. However, as a percentage of sales, selling, general and administrative expenses remained at 12%. Operating income was also impacted by a litigation reserve of $3.0 million related to its ongoing class-action lawsuit.

The Company reported net earnings from continuing operations of $9.1 million or $0.60 per share (diluted) for the three months ended March 31, 2009, compared to net earnings from continuing operations of $15.6 million or $1.05 per share (diluted) for the three months ended March 31, 2008.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 1.4% as of March 31, 2009, from 0.0% at December 31, 2008. Cash balances at March 31, 2009, were $92.5 million, down from $107.8 million at December 31, 2008.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Sales
Oil Field	$111,683	$100,909	$10,774	10.7
Power Transmission	41,455	40,161	1,294	3.2
Total	$153,138	$141,070	$12,068	8.6

Gross Profit
Oil Field	$23,329	$28,230	$(4,901)	(17.4)
Power Transmission	10,854	12,188	(1,334)	(10.9)
Adjustment*	-	102	(102)	(100.0)
Total	$34,183	$40,520	$(6,337)	(15.6)

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $111.7 million, or 10.7%, for the three months ended March 31, 2009, from $100.9 million for the three months ended March 31, 2008. New unit sales of $68.8 million during the first quarter of 2009 were up $13.1 million, or 23.4%, compared to $55.7 million during the first quarter 2008, primarily from higher U.S. demand.  Although first quarter 2009 U.S. demand increased from first quarter 2008 overall U.S. demand from fourth quarter 2008 decreased.  Service sales of $22.0 million during the first quarter of 2009 were up $1.0 million, or 4.7%, compared to $21.0 million during the first quarter 2008, from growth in the U.S. market. Automation sales of $15.6 million during the first quarter of 2009 were down $2.7 million, or 14.9%, compared to $18.4 million during the first quarter 2008, from lower sales in Canada and Argentina. Commercial casting sales of $3.4 million during the first quarter of 2009 were down $2.5 million, or 42.4%, compared to $5.9 million during the first quarter 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $2.0 million during the first quarter of 2009. Oil Field’s backlog decreased to $93.3 million as of March 31, 2009, from $97.1 million at March 31, 2008, and $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 20.9% for three months ended March 31, 2009, compared to 28.0% for the three months ended March 31, 2008, or 7.1 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $6.2 million, or 24.6%, for the three months ended March 31, 2009, from $5.0 million for the three months ended March 31, 2008. This increase was due to higher employee-related expenses in support of increased sales volumes in 2009. Direct selling, general and administrative expenses as a percentage of sales increased to 5.5% for the three months ended March 31, 2009, from 4.9% for the three months ended March 31, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $41.5 million, or 3.2%, for the three months ended March 31, 2009, compared to $40.2 million for the three months ended March 31, 2008. New unit sales of $33.1 million during the first quarter of 2009 were up $1.6 million, or 4.9%, compared to $31.5 million during the first quarter of 2008 from increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $8.4 million during the first quarter of 2009 were down $0.2 million, or 3.0%, compared to $8.6 million during the first quarter 2008. Power Transmission backlog at March 31, 2009, decreased to $114.7 million from $137.6 million at March 31, 2008, and $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 26.2% for the three months ended March 31, 2009, compared to 30.3% for the three months ended March 31, 2008, or 4.1 percentage points. This gross margin decrease was primarily from the unfavorable mix effect of increased marine unit sales and increased material costs.

Direct selling, general and administrative expenses for Power Transmission increased to $5.5 million, or 4.8%, for the three months ended March 31, 2009, from $5.3 million for the three months ended March 31, 2008. This increase was due to higher employee-related expenses in support of increased sales in 2008. Direct selling, general and administrative expenses as a percentage of sales increased to 13.4% for the three months ended March 31, 2009, from 13.2% for the three months ended March 31, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $6.7 million for the three months ended March 31, 2009, an increase of $0.2 million or 3.0%, from $6.5 million for the three months ended March 31, 2008, primarily from increased professional service and legal fees.

Interest income, interest expense and other income and expense for the three months ended March 31, 2009, increased to $0.5 million of income compared to income of $0.2 million for the three months ended March 31, 2008, primarily due to interest income on tax refund payments.

Pension expense, which is reported as a reduction of cost of sales, increased to $2.2 million for the three months ended March 31, 2009, compared to pension income of $0.5 million for the three months ended March 31, 2008. This decrease was primarily due to lower expected returns on asset balances and the amortization of 2008 market losses.

The net tax rate for the three months ended March 31, 2009, was 31.5% compared to 35.0% for the three months ended March 31, 2008. The net tax rate in 2009 benefited from the settlement of the 2006 IRS tax audit and R&E tax credit estimate adjustments. The tax rate for the balance of 2009 is expected to be approximately 36.0%.

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

The Company’s cash balance totaled $92.5 million at March 31, 2009, compared to $107.8 million at December 31, 2008. For the three months ended March 31, 2009, net cash provided by operating activities was $42.2 million, net cash used in investing activities totaled $52.5 million and net cash used in financing activities amounted to $4.6 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $14.8 million, a decrease in working capital of $27.5 million. This working capital decrease was primarily due to a reduction in receivables balances of $46.6 million due to sales volumes declines since the fourth quarter of 2008, partially offset by increased inventory balances of $11.4 million from long-lead time purchases made to support higher-planned sales volumes. Net cash used in investing activities included net capital expenditures totaling $7.0 million and the ILS acquisition totaling $45.5 million. Capital expenditures in the first three months of 2009 were primarily for manufacturing and service efficiency improvements and replacements in the Oil Field and Power Transmission segments. Capital expenditures for 2009 are projected to be approximately $30.0 million, primarily for the expansion of manufacturing and service capacity and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Additional strategic capital expenditures of $30.0 million may be authorized depending on market outlooks and available operating cash flows.  Certain capital projects may be deferred or cancelled depending on changes in business conditions and related internal cash flow. Significant components of net cash used by financing activities included dividend payments of $3.7 million, or $0.25 per share and short-term debt repayments of $0.8 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $14.5 million, $25.5 million of borrowing capacity was available at March 31, 2009.

The Company assumed various notes payable and entered into purchase price hold back agreements in conjunction with the ILS acquisition in the first quarter of 2009. These obligations will require principal payments of $0.9 million during the last nine months of 2009.

Recently Issued Accounting Pronouncements

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of March 31, 2009, this inter-company debt was comprised of 0.0 million euros and $12.0 million Canadian dollars. As of March 31, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be negligible.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. In the first quarter, the Company and the plaintiffs reconciled the majority of the differences primarily related to the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first quarter 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $3.0 million in the first quarter of 2009 above the $6.0 million recorded in fourth quarter of 2008 which represents the Company’s best estimate of its ultimate exposure.  Further legal proceedings on damages are scheduled during the second quarter of 2009 and the Company is confident it will prevail on these matters.  However, if the plaintiffs prevail on all of the outstanding legal issues, the provision for damages could increase by an additional $2.0 million. We anticipate the court’s decision before the end of the second quarter of 2009.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6.  Exhibits.

**10.1	Lufkin Industries, Inc. 2009 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 17, 2009 (file No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*   Filed herewith
** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           May 11, 2009

LUFKIN INDUSTRIES, INC.

By:             /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

**10.1	Lufkin Industries, Inc. 2009 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 17, 2009 (file No. 0-02612), which exhibit is incorporated herein by reference.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*   Filed herewith
** Incorporated by reference