Form 10-Q
period 2009-06-30
LUFKIN INDUSTRIES INC
filed 2009-08-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes __   No____

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
Yes ___No   X

There were 14,861,545 shares of Common Stock, $1.00 par value per share, outstanding as of August 06, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$86,279	$107,756
Receivables, net	89,818	139,144
Income tax receivable	1,505	978
Inventories	127,350	128,627
Deferred income tax assets	6,378	4,941
Other current assets	7,977	3,674
Current assets from discontinued operations	749	618
Total current assets	320,056	385,738

Property, plant and equipment, net	144,143	130,079
Goodwill, net	40,617	11,862
Intangible assets, net	11,601	-
Other assets, net	3,135	2,546
Long-term assets from discontinued operations	497	493
Total assets	$520,049	$530,718

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$21,551	$38,543
Current portion of long-term debt	1,292	-
Accrued liabilities:
Payroll and benefits	8,896	14,046
Warranty expenses	3,346	3,586
Taxes payable	-	5,894
Other	23,429	25,340
Current liabilities from discontinued operations	1,317	1,404
Total current liabilities	59,831	88,813

Long-term debt	2,330	-
Deferred income tax liabilities	7,524	9,219
Postretirement benefits	7,530	7,070
Other liabilities	23,906	11,618
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	-	61

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 15,792,339 and 15,791,963 shares issued and outstanding, respectively	15,792	15,792
Capital in excess par	63,977	63,014
Retained earnings	420,792	414,748
Treasury stock, 931,168 and 931,168 shares, respectively, at cost	(34,907)	(34,917)
Accumulated other comprehensive loss	(46,726)	(44,700)
Total shareholders' equity	418,928	413,937
Total liabilities and shareholders' equity	$520,049	$530,718

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$123,739	$174,488	$276,877	$315,558

Cost of sales	96,743	126,693	215,698	227,243

Gross profit	26,996	47,795	61,179	88,315

Selling, general and administrative expenses	18,593	16,976	37,023	33,741
Litigation reserve	2,000	-	5,000	-

Operating income	6,403	30,819	19,156	54,574

Interest income	28	440	888	1,119
Interest expense	(174)	(56)	(301)	(137)
Other expense (income), net	821	331	628	(49)

Earnings from continuing operations before income tax provision and discontinued operations	7,078	31,534	20,371	55,507

Income tax provision	2,344	10,356	6,537	18,744

Earnings from continuing operations before discontinued operations	4,734	21,178	13,834	36,763

Earnings (loss) from discontinued operations, net of tax	(237)	55	(359)	99

Net earnings	$4,497	$21,233	$13,475	$36,862

Basic earnings per share:

Earnings from continuing operations	$0.32	$1.44	$0.93	$2.50
Earnings (loss) from discontinued operations	(0.02)	-	(0.02)	0.01

Net earnings	$0.30	$1.44	$0.91	$2.51

Diluted earnings per share:

Earnings from continuing operations	$0.32	$1.42	$0.93	$2.47
Earnings (loss) from discontinued operations	(0.02)	-	(0.02)	0.01

Net earnings	$0.30	$1.42	$0.91	$2.48

Dividends per share	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2009	2008
Cash flows form operating activities:
Net earnings	$13,475	$36,862
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,620	7,557
Provision for losses on receivables	19	17
LIFO (benefit) expense	(217)	420
Deferred income tax benefit	(1,435)	(236)
Excess tax benefit from share-based compensation	(2)	(4,215)
Share-based compensation expense	953	1,843
Pension (income) expense	5,099	(1,058)
Postretirement (benefit) obligation	142	(10)
(Gain) loss on disposition of property, plant and equipment	267	(26)
(Income) loss from discontinued operations	359	(99)
Changes in:
Receivables, net	55,199	(9,917)
Income tax receivable	(494)	2,440
Inventories	7,592	(22,021)
Other current assets	(1,674)	(1,716)
Accounts payable	(20,221)	12,818
Accrued liabilities	(17,674)	(4,821)
Net cash provided by continuing operations	50,008	17,838
Net cash used in discontinued operations	-	(884)
Net cash provided by operating activities	50,008	16,954

Cash flows from investing activites:
Additions to property, plant and equipment	(16,880)	(10,181)
Proceeds from disposition of property, plant and equipment	119	148
Increase in other assets	(475)	(257)
Acquisition of other companies	(45,500)	-
Net cash used in continuing operations	(62,736)	(10,290)
Net cash provided by discontinued operations	-	884
Net cash used in investing activities	(62,736)	(9,406)

Cash flows from financing activites:
Payments of notes payable	(1,211)	-
Dividends paid	(7,430)	(7,366)
Excess tax benefit from share-based compensation	2	4,215
Proceeds from exercise of stock options	7	4,222
Refund of prior treasury stock purchases	11	-
Purchases of treasury stock	-	(1,117)
Net cash used in financing activities	(8,621)	(46)

Effect of translation on cash and cash equivalents	(128)	566

Net increase (decrease) in cash and cash equivalents	(21,477)	8,068

Cash and cash equivalents at beginning of period	107,756	95,748

Cash and cash equivalents at end of period	$86,279	$103,816

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Recently Issued Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board issued Financial Staff Position No. FAS 132(R)-1 “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends Statement of Financial Accounting Standards No. 132 (revised 2003) “Employer’s Disclosures about Pensions and Other Postretirement Benefits”. FSP 132(R)-1 expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets. The disclosures about plan assets required by FSP 132(R)-1 will be provided in our annual financial statements for the year ending December 31, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 should not result in significant changes in the subsequent events that an entity reported, either through recognition or disclosure, in its financial statements. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this Statement in these interim financial statements. The Company has evaluated subsequent events through August 10, 2009, which represents the date that the financial statements were issued.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments”.  Additionally, FSP 107-1/APB28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  The Company adopted FSP 107-1/APB 28-1 in these interim financial statements.  The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments.  The Company’s accounts receivable are not concentrated in one customer and are not viewed as an unusual credit risk.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, the Company completed the acquisition of International Lift Systems, LLC (“ILS”), a Louisiana limited partnership. ILS manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry.

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

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amount to $28.7 million and has been recorded as goodwill in the accompanying June 30, 2009, condensed consolidated balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$50,000

Receivables	4,966
Inventories	5,446
Other current assets	715
Property, plant and equipment	5,176
Intangible assets	12,052
Other long-term assets	141
Accounts payable	(2,243)
Other short-term accrued liabiltiies	(161)
Long-term debt	(4,832)

Goodwill recorded	$28,740

The Company also entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment is due March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At June 30, 2009, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the consolidated balance sheet.

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

On July 1, 2009 the Company completed the acquisition of Rotating Machinery Technology, Inc. (“RMT”), a New York corporation.  RMT is a recognized leader in the turbo-machinery industry, specializing in the analysis design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York.

The RMT acquisition will be recorded using the acquisition method of accounting.  RMT will be included in the Power Transmission segment of our business.  The preliminary purchase price consideration consists of $6.2 million cash paid at closing.  The purchase price allocation is unavailable as of the date of this filing due to ongoing review of the fair market value of the net assets acquired.

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

Operating results of discontinued operations were as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$1	$561	$36	$6,502

Earnings (loss) before income tax provision	(365)	16	(552)	88

Income tax benefit	128	39	193	11

Earnings (loss) from discontinued operations, net of tax	$(237)	$55	$(359)	$99

	June 30,	December 31,
	2009	2008

Receivables, net	$24	$56
Income tax receivable	151	-
Deferred income tax assets	574	562
Other current assets	-	-

Current assets from discontinued operations	749	618

Property, plant and equipment, net	-	-
Deferred income tax assets	-	-
Other assets, net	497	493

Long-term assets from discontinued operations	497	493

Total assets from discontinued operations	$1,246	$1,111

Accounts payable	$172	$154
Accrued liabilities:
Payroll and benefits	99	104
Warranty expenses	333	410
Taxes payable	-	120
Other	713	616

Current liabilities from discontinued operations	1,317	1,404

Long-term liabilities	-	61

Total liabilities from discontinued operations	$1,317	$1,465

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30,	December 31,
	2009	2008

Accounts receivable	$88,594	$138,706
Notes receivable	58	157
Other receivables	2,156	1,015
Gross receivables	90,808	139,878

Allowance for doubtful accounts receivable	(990)	(734)
Net receivables	$89,818	$139,144

Bad debt expense related to receivables was negligible for the three and six months ended June 30, 2009 and 2008, respectively.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2009	2008
Gross inventories @ FIFO:
Finished goods	$10,405	$2,643
Work in progress	24,747	28,230
Raw materials & component parts	113,136	122,604
Maintenance, tooling & supplies	13,973	12,611
Total gross inventories @ FIFO	162,261	166,088
Less reserves:
LIFO	32,709	32,926
Valuation	2,202	4,535
Total inventories as reported	$127,350	$128,627

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $96.0 million and $109.2 million at June 30, 2009, and December 31, 2008, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	June 30,	December 31,
	2009	2008

Land	$12,112	$6,525
Land improvements	11,017	10,219
Buildings	75,970	75,756
Machinery and equipment	256,047	245,014
Furniture and fixtures	5,752	5,616
Computer equipment and software	15,018	14,666
Total property, plant and equipment	375,916	357,796
Less accumulated depreciation	(231,773)	(227,717)
Total property, plant and equipment, net	$144,143	$130,079

Depreciation expense related to property, plant and equipment was $4.3 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, and was $8.1 million and $7.5 million for the six months ended June 30, 2009 and 2008, respectively.

8. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2009, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/08	$9,428	$2,434	$11,862

Goodwill acquired during the period	28,740	-	28,740
Foreign currency translation	4	11	15
Balance as of 6/30/09	$38,172	$2,445	$40,617

Goodwill impairment tests were performed in the first quarter of 2009 and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS acquisition. The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	June 30, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$1,004	$83	$921	4.0
Customer relationships and contracts	11,048	368	10,680	10.0

	$12,052	$451	$11,601	7.0

Amortization expense of intangible assets was approximately $0.5 million for the three and six months ended June 30, 2009. Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/10	$1,353
For the year ended 12/31/11	1,353
For the year ended 12/31/12	1,254
For the year ended 12/31/13	1,234
For the year ended 12/31/14	1,126
Thereafter	$4,604

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2009	2008

Customer prepayments	$9,568	$12,925
Litigation reserves	5,187	6,000
Deferred compensation plans	4,750	4,046
Accrued professional services	669	1,097
Hold back consideration	1,560	-
Other accrued liabilities	1,695	1,272
Total other current accrued liabilities	$23,429	$25,340

10. Debt
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	June 30,	December 31,
	2009	2008

Long-term notes payable	$3,622	$-

Less current portion of long-term debt	(1,292)	-

Long-term debt	$2,330	$-

Principal payments of long-term debt by year are as follows:

2010	$1,070
2011	1,194
2012	66
Thereafter	-

$2,330

The Company’s current debt at June 30, 2009, primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before June 30, 2010.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  The Company has secured letters of credit for $1.9 million and the remaining $2.0 million is secured by collateral consisting of equipment, inventory, and accounts receivable.  The fair market value of the outstanding debt as of June 30, 2009 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $18.0 million, $22.0 million of borrowing capacity was available at June 30, 2009.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through June 30, 2009. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $0.8 million in the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $1.8 million in the six months ended June 30, 2009 and 2008, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2009	2008	2009	2008

Service cost	$1,658	$1,324	$46	$30
Interest cost	2,957	2,601	137	118
Expected return on plan assets	(3,160)	(4,309)	-	-
Amortization of prior service cost	225	141	30	-
Amortization of unrecognized net (gain) loss	1,414	69	(47)	(63)
Amortization of unrecognized transition asset	-	(159)	-	-
Net periodic benefit cost (income)	$3,094	$(333)	$166	$85

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2009	2008	2009	2008

Service cost	$2,814	$2,561	$86	$76
Interest cost	5,781	5,251	245	227
Expected return on plan assets	(6,271)	(8,567)	-	-
Amortization of prior service cost	449	283	30	-
Amortization of unrecognized net (gain) loss	2,672	90	(90)	(109)
Amortization of unrecognized transition asset	-	(319)	-	-
Net periodic benefit cost (income)	$5,445	$(701)	$271	$194

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make contributions of $0.3 million to $2.3 million to its pension plans in 2009. The Company also disclosed that it expected contributions of $0.6 million to be made to its postretirement plan in 2009. As of June 30, 2009, the Company has made contributions of $0.2 million to its pension plans and has made contributions of $0.3 million to its postretirement plan. The Company presently anticipates making additional contributions of $0.2 million to its pension plans and $0.3 million to its postretirement plan during the remainder of 2009. Due to changes in funding elections, the Company now does not expect to make contributions to its qualified pension plan in 2009.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first quarter 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $3.0 million in the first quarter of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs have filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Company has filed a cross-appeal on the attorney fee issue and a decision by the Fifth Circuit is expected in the fourth quarter of 2009.  On June 19, 2009, the District Court issued a damage award in favor of the plaintiffs totaling $3.1 million for the period 2004 through 2007 plus annual interest 5%. The Company estimates that the total damage award will be $5.0 million and, as a result, the Company has increased its damage provision in this case by an additional $2.0 million in the second quarter of 2009 which represents the Company’s best estimate of its ultimate exposure.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case. The Company anticipates the District Court’s injunctive relief award by the end of the third quarter of 2009.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented. In the second quarter of 2009, a net loss was recognized in the defined benefit pension plans from adjusting expected asset returns to actual returns realized as of June 30, 2009.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net earnings	$4,497	$21,233	$13,475	$36,862

Other comprehensive income, before tax:

Foreign currency translation adjustments	2,857	105	1,047	997

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	225	141	449	283
Amortization of unrecognized transition asset included in net periodic benefit cost	-	(159)	-	(319)
Amortization of unrecognized net loss included in net periodic benefit cost	1,414	69	2,672	90
Net loss arising during period	(7,464)	(19,406)	(7,464)	(19,406)

Total defined benefit pension plans	(5,825)	(19,355)	(4,343)	(19,352)

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	30	-	30	-
Amortization of unrecognized net gain included in net periodic benefit cost	(47)	(63)	(90)	(109)
Net gain (loss) arising during period	(474)	303	(474)	303

Total defined benefit postretirement plans	(491)	240	(534)	194

Total other comprehensive loss, before tax	(3,459)	(19,010)	(3,830)	(18,161)

Income tax benefit related to items of other comprehensive income	2,337	7,189	1,804	7,205

Total other comprehensive loss, net of tax	(1,122)	(11,821)	(2,026)	(10,956)

Total comprehensive income	$3,375	$9,412	$11,449	$25,906

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2008	$2,512	$(48,921)	$1,709	$(44,700)

Current-period change	1,047	(2,737)	(336)	(2,026)

Balance, June 30, 2009	$3,559	$(51,658)	$1,373	$(46,726)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2009 and 2008, are illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding
for basic EPS	14,860,803	14,772,015	14,860,799	14,707,037
Effect of dilutive securities: employee stock
options	36,897	150,870	34,323	157,858
Adjusted weighted average common shares
outstanding for diluted EPS	14,897,700	14,922,885	14,895,122	14,864,895

Weighted options to purchase a total of 503,764 and 44,563 shares of the Company’s common stock for the three months ended June 30, 2009 and 2008, respectively, and 500,828 and 180,720 shares of the Company’s common stock for the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock-based compensation expense	$607	$879	$953	$1,843
Tax benefit	(225)	(325)	(353)	(682)
Stock-based compensation expense, net of tax	$382	$554	$600	$1,161

The fair value of each option grant during the first six months of 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Expected dividend yield	2.56% - 2.80%	1.33% - 1.70%
Expected stock price volatility	46.8% - 54.0%	41.0% - 46.0%
Risk free interest rate	1.09% - 2.23%	1.90% - 3.27%
Expected life options	3 - 7 years	2 - 6 years
Weighted-average fair value per share at grant date	$13.70	$19.82

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

A summary of stock option activity under the plans during the six months ended June 30, 2009, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2009	548,639	$51.42
Granted	53,500	36.95
Exercised	(375)	18.50
Forfeited or expired	-	-
Outstanding at June 30, 2009	601,764	$50.16	7.8	$2,351
Exercisable at June 30, 2009	323,284	$47.23	7.0	$2,127

As of June 30, 2009, there was $3.1 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of stock options exercised in the first six months of 2009 was negligible.

16. Uncertain Tax Positions
As of January 1, 2009, the Company had approximately $1.4 million of total gross unrecognized tax benefits.  Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of June 30, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  Of this total, $1.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)

Balance at December 31, 2008	$1,368

Gross increases- current year tax positions	440
Gross increases- tax positions from prior periods	82
Gross decreases- tax positions from prior periods	(261)
Settlements	(173)

Balance at June 30, 2009	$1,456

During the first quarter of 2009, the Company settled the examination of the 2006 tax year with the IRS. The Company does not expect any additional settlements of its FIN 48 liabilities within the next twelve months.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2008.  Negligible interest and penalties were recognized during the three and six months ended June 30, 2009 and 2008, respectively, mostly due to settlements with taxing authorities.

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

Three Months Ended June 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$75,474	$49,288	$-	$-	$124,762
Inter-segment sales	(480)	(543)	-	-	(1,023)
Net sales	$74,994	$48,745	$-	$-	$123,739

Operating income	$1,628	$6,775	$(2,000)	$-	$6,403
Other income (expense), net	740	(17)	(48)	-	675
Earnings from continuing operations before income tax provision	$2,368	$6,758	$(2,048)	$-	$7,078

Three Months Ended June 30, 2008

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$127,219	$48,342	$-	$-	$175,561
Inter-segment sales	(712)	(361)	-	-	(1,073)
Net sales	$126,507	$47,981	$-	$-	$174,488

Operating income (loss)	$24,471	$6,348	$-	$-	$30,819
Other income (expense), net	52	64	599	-	715
Earnings (loss) from continuing operations before income tax provision	$24,523	$6,412	$599	$-	$31,534

Six Months Ended June 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$188,488	$93,025	$-	$-	$281,513
Inter-segment sales	(1,811)	(2,825)	-	-	(4,636)
Net sales	$186,677	$90,200	$-	$-	$276,877

Operating income (loss)	$13,738	$10,418	$(5,000)	$-	$19,156
Other income (expense), net	446	91	678	-	1,215
Earnings (loss) from continuing operations before income tax provision	$14,184	$10,509	$(4,322)	$-	$20,371

Six Months Ended June 30, 2008

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$228,718	$88,937	$-	$-	$317,655
Inter-segment sales	(1,302)	(795)	-	-	(2,097)
Net sales	$227,416	$88,142	$-	$-	$315,558

Operating income (loss)	$45,002	$11,143	$-	$(1,571)	$54,574
Other income (expense), net	(216)	3	1,146	-	933
Earnings (loss) from continuing operations before income tax provision	$44,786	$11,146	$1,146	$(1,571)	$55,507

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity and reduce manufacturing lead times as well as certain capital investments targeting cost reductions. Also, on July 1, 2009, the Company purchased Rotating Machinery Technology, Inc. (RMT), which specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications. RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York.

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

These negative trends continued into the first quarter of 2009 and worsened during the second quarter of 2009 as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend has been more pronounced in North America than in international markets. E&P companies have indicated that drilling activity will not be reactivated until energy prices stabilize at economically viable levels and drilling and service costs decrease. While oil prices increased during the second quarter of 2009, demand levels will not increase until customers are confident these higher prices will be maintained. Demand for new equipment in North America during the second half of 2009 will also be negatively impacted by customer inventory of new pumping unit equipment ordered in late in 2008 or early 2009 unless oil drilling activity increases over the current levels. Gross margin levels will be negatively impacted from customer pricing pressure and from reduced plant utilizations.

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

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. Recent declines in energy prices and restricted credit markets have started to impact demand as plans for large energy infrastructure projects are being deferred or cancelled. While booking levels in the second quarter of 2009 improved over the first quarter of 2009, overall booking levels are below the 2008 run-rate. However, governments are increasing funding for infrastructure and alternative energy projects for economic stimulus purposes, which may create opportunities for power transmission products.

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

Other
During the second quarter of 2009, the Company recorded an additional contingent liability provision of $2.0 million (pre-tax) related to its ongoing class-action lawsuit.  The total contingency recorded during the first six months of 2009 now totals $5.0 million (pre-tax). See Item 1 in Part II for additional information.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended June 30, 2009, decreased to $123.7 million from $174.5 million for the three months ended June 30, 2008, or 29.1%, and sales for the six months ended June 30, 2009, decreased to $276.9 million from $315.6 million for the six months ended June 30, 2008. This decrease was primarily driven by lower sales of oil field products and services in the North American market, partially offset by continued growth in power transmission sales.

Gross margin for the three months ended June 30, 2009, decreased to 21.8% from 27.4% for the three months ended June 30, 2008, and gross margin for the six months ended June 30, 2009, decreased to 22.1% from 28.0% for the six months ended June 30, 2008. This gross margin decrease was primarily related to price decreases in response to material price decreases and lower demand and the negative impact of lower plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $18.6 million during the second quarter of 2009 from $17.0 million during the second quarter of 2008, and increasing to $37.0 million during the first half of 2009 from $33.7 million during the first half of 2008. This increase was primarily related to higher divisional spending to support higher sales volume in 2008. As a percentage of sales, selling, general and administrative expenses also increased to 15.0% for the three months ended June 30, 2009, from 9.7% in the three months ended June 30, 2008, and increased to 13.4% for the six months ended June 30, 2009, from 10.7% for the six months ended June 30, 2008. The Company has made the strategic decision to maintain employment levels in this area to focus on new product and geographic expansion opportunities. Operating income was also impacted by a litigation reserve of $2.0 million during the three months ended June 30, 2009, and $5.0 million during the six months ended June 30, 2009, related to its ongoing class-action lawsuit.

The Company reported net earnings from continuing operations of $4.7 million or $0.32 per share (diluted) for the three months ended June 30, 2009, compared to net earnings from continuing operations of $21.2 million or $1.44 per share (diluted) for the three months ended June 30, 2008. Net earnings from continuing operations were $13.8 million or $0.93 per share (diluted) for the six months ended June 30, 2009, compared to net earnings from continuing operations of $36.7 million or $2.47 per share (diluted) for the six months ended June 30, 2008

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.6% as of June 30, 2009, and 0.0% at December 31, 2008. Cash balances at June 30, 2009, were $86.3 million, down from $107.8 million at December 31, 2008.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Sales
Oil Field	$74,994	$126,507	$(51,513)	(40.7)
Power Transmission	48,745	47,981	764	1.6
Total	$123,739	$174,488	$(50,749)	(29.1)

Gross Profit
Oil Field	$12,872	$33,026	$(20,154)	(61.0)
Power Transmission	14,124	14,756	(632)	(4.3)
Adjustment*	-	13	(13)	(100.0)
Total	$26,996	$47,795	$(20,799)	(43.5)

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales decreased to $75.0 million, or 40.7%, for the three months ended June 30, 2009, from $126.5 million for the three months ended June 30, 2008. New unit sales of $38.6 million during the second quarter of 2009 were down $40.6 million, or 51.3%, compared to $79.2 million during the second quarter 2008, primarily from lower U.S. demand and pricing pressure.  Pumping unit service sales of $19.4 million during the second quarter of 2009 were down $4.6 million, or 19.1%, compared to $24.0 million during the second quarter of 2008, from declines in the U.S. market. Automation sales of $11.0 million during the second quarter of 2009 were down $6.6 million, or 37.6%, compared to $17.6 million during the second quarter 2008, from lower sales in the U.S and pricing pressure. Commercial casting sales of $1.8 million during the second quarter of 2009 were down $3.9 million, or 68.7%, compared to $5.8 million during the second quarter 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $4.2 million during the second quarter of 2009. Oil Field’s backlog decreased to $53.1 million as of June 30, 2009, from $170.9 million at June 30, 2008, and $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as U.S. and international customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 17.2% for three months ended June 30, 2009, compared to 26.1% for the three months ended June 30, 2008, or 8.9 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $6.7 million, or 26.8%, for the three months ended June 30, 2009, from $5.3 million for the three months ended June 30, 2008. The majority of this increase is related to the resources added with the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 8.9% for the three months ended June 30, 2009, from 4.2% for the three months ended June 30, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $48.7 million, or 1.6%, for the three months ended June 30, 2009, compared to $48.0 million for the three months ended June 30, 2008. New unit sales of $38.1 million during the second quarter of 2009 were up $1.0 million, or 2.6%, compared to $37.1 million during the second quarter of 2008 from increased sales of high-speed units to the oil and gas markets. Repair and service sales of $10.7 million during the second quarter of 2009 were down $0.1 million, or 1.7%, compared to $10.8 million during the second quarter 2008. Power Transmission backlog at June 30, 2009, decreased to $109.1 million from $138.8 million at June 30, 2008, and $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 29.0% for the three months ended June 30, 2009, compared to 30.8% for the three months ended June 30, 2008, or 1.8 percentage points. This gross margin decrease was primarily from the unfavorable impact of lower production levels in manufacturing and repair on fixed cost coverage. While new unit sales were greater in the second quarter of 2009 compared to the second quarter of 2008, lean manufacturing efforts in the second quarter of 2009 reduced the level of work-in-process in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission decreased to $5.8 million, or 1.4%, for the three months ended June 30, 2009, from $5.9 million for the three months ended June 30, 2008. Direct selling, general and administrative expenses as a percentage of sales also decreased to 12.0% for the three months ended June 30, 2009, from 12.3% for the three months ended June 30, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $6.0 million for the three months ended June 30, 2009, an increase of $0.3 million or 5.1%, from $5.7 million for the three months ended June 30, 2008, primarily from increased professional service and legal fees.

Interest income, interest expense and other income and expense for the three months ended June 30, 2009, remained at $0.7 million of income compared to the three months ended June 30, 2008, from currency gains offsetting reduced interest income.

Pension expense, which is reported as an increase in cost of sales, increased to $2.9 million for the three months ended June 30, 2009, compared to pension income of $0.6 million for the three months ended June 30, 2008. This decrease was primarily due to lower expected returns on asset balances and the amortization of 2008 market losses.

The net tax rate for the three months ended June 30, 2009, was 33.1% compared to 32.8% for the three months ended June 30, 2008. The net tax rate in the second quarter of 2009 benefitted from adjustments to prior period tax filings in the U.S. from recent IRS rule changes. The tax rate for the balance of 2009 is expected to be approximately 36.0%.

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

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Sales
Oil Field	$186,677	$227,416	$(40,739)	(17.9)
Power Transmission	90,200	88,142	2,058	2.3
Total	$276,877	$315,558	$(38,681)	(12.3)

Gross Profit
Oil Field	$36,201	$61,257	$(25,056)	(40.9)
Power Transmission	24,978	26,943	(1,965)	(7.3)
Adjustment*	-	115	(115)	(100.0)
Total	$61,179	$88,315	$(27,136)	(30.7)

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales decreased to $186.7 million, or 17.9%, for the six months ended June 30, 2009, from $227.4 million for the six months ended June 30, 2008. New unit sales of $107.3 million during the first half of 2009 were down $27.6 million, or 20.4%, compared to $134.9 million during the first half 2008, primarily from lower U.S. demand and pricing pressure.  Pumping unit service sales of $41.4 million during the first half of 2009 were down $3.6 million, or 8.0%, compared to $45.0 million during the first half of 2008, from declines in the U.S. market. Automation sales of $26.6 million during the first half of 2009 were down $9.4 million, or 26.0%, compared to $35.9 million during the first half 2008, from lower sales in the U.S and pricing pressure. Commercial casting sales of $5.2 million during the first half of 2009 were down $6.4 million, or 55.4%, compared to $11.6 million during the first half 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $6.2 million during the first half of 2009. Oil Field’s backlog decreased to $53.1 million as of June 30, 2009, from $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as U.S. and international customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 19.4% for six months ended June 30, 2009, compared to 26.9% for the six months ended June 30, 2008, or 7.5 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $12.9 million, or 25.7%, for the six months ended June 30, 2009, from $10.3 million for the six months ended June 30, 2008. The majority of this increase is related to personnel added to support higher sales volume in the latter part of 2008 as well as the resources added with the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 6.9% for the six months ended June 30, 2009, from 4.5% for the six months ended June 30, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $90.2 million, or 2.3%, for the six months ended June 30, 2009, compared to $88.1 million for the six months ended June 30, 2008. New unit sales of $70.9 million during the first half of 2009 were up $2.3 million, or 3.3%, compared to $68.7 million during the first half of 2008 from increased sales of high-speed units to the oil and gas markets. Repair and service sales of $19.3 million during the first half of 2009 were down $0.2 million, or 1.0%, compared to $19.5 million during the first half 2008. Power Transmission backlog at June 30, 2009, decreased to $109.1 million from $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 27.7% for the six months ended June 30, 2009, compared to 30.6% for the six months ended June 30, 2008, or 2.9 percentage points. This gross margin decrease was primarily from the unfavorable impact of lower production levels in manufacturing and repair on fixed cost coverage. While new unit sales were greater in the first half of 2009 compared to the first half of 2008, lean manufacturing efforts in the second quarter of 2009 reduced the level of work-in-process in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $11.4 million, or 1.5%, for the six months ended June 30, 2009, from $11.2 million for the six months ended June 30, 2008. Direct selling, general and administrative expenses as a percentage of sales decreased to 12.6% for the six months ended June 30, 2009, from 12.7% for the six months ended June 30, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $12.7 million for the six months ended June 30, 2009, an increase of $0.5 million or 4.0%, from $12.3 million for the six months ended June 30, 2008, primarily from increased professional service and legal fees.

Interest income, interest expense and other income and expense for the six months ended June 30, 2009, increased to $1.2 million of income compared to $0.9 million for the six months ended June 30, 2008, from currency gains offsetting reduced interest income.

Pension expense, which is reported as an increase in cost of sales, increased to $5.1 million for the six months ended June 30, 2009, compared to pension income of $1.1 million for the six months ended June 30, 2008. This decrease was primarily due to lower expected returns on asset balances and the amortization of 2008 market losses.

The net tax rate for the six months ended June 30, 2009, was 32.1% compared to 33.8% for the six months ended June 30, 2008. The net tax rate in the first half of 2009 benefitted from adjustments to prior period tax filings in the U.S. from recent IRS rule changes, the settlement of the 2006 IRS tax audit and R&E tax credit estimate adjustments. The tax rate for the balance of 2009 is expected to be approximately 36.0%.

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

The Company’s cash balance totaled $86.3 million at June 30, 2009, compared to $107.8 million at December 31, 2008. For the six months ended June 30, 2009, net cash provided by operating activities was $50.0 million, net cash used in investing activities totaled $62.7 million and net cash used in financing activities amounted to $8.6 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $27.3 million and a decrease in working capital of $22.7 million. This working capital decrease was primarily due to a reduction in receivables balances of $55.5 million due to sales volumes declines since the fourth quarter of 2008, partially offset by increased inventory balances of $7.6 million from long-lead time purchases made to support higher-planned sales volumes and reductions in accounts payable and accrued liabilities of $37.9 million. Net cash used in investing activities included net capital expenditures totaling $16.7 million and the ILS acquisition totaling $45.5 million. Capital expenditures in the first six months of 2009 were primarily for new facilities to support geographical and product line expansions in the Oil Field and Power Transmission segments. Capital expenditures for 2009 are projected to be approximately $45.0 to $50.0 million, primarily for the new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Certain capital projects may be deferred or cancelled depending on changes in business conditions and related internal cash flow. Significant components of net cash used by financing activities included dividend payments of $7.4 million, or $0.50 per share and short-term debt repayments of $1.2 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $18.0 million, $22.0 million of borrowing capacity was available at June 30, 2009.

The Company assumed various notes payable and entered into purchase price hold back agreements in conjunction with the ILS acquisition in the first quarter of 2009. These obligations will require principal payments of $0.6 million during the last six months of 2009.

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

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 should not result in significant changes in the subsequent events that an entity reported, either through recognition or disclosure, in its financial statements. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this Statement in these interim financial statements. The Company has evaluated subsequent events through August 10, 2009, which represents the date that the financial statements were issued.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments”.  Additionally, FSP 107-1/APB28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  The Company adopted FSP 107-1/APB 28-1 in these interim financial statements.  The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments.  The Company’s accounts receivable are not concentrated in one customer and are not viewed as an unusual credit risk.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company’s accounts receivable are not concentrated in one customer and are not viewed as an unusual credit risk.

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

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of June 30, 2009, this inter-company debt was comprised of 0.7 million euros and $7.8 million Canadian dollars. As of June 30, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be negligible.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first quarter 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $3.0 million in the first quarter of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs have filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Company has filed a cross-appeal on the attorney fee issue and a decision by the Fifth Circuit is expected in the fourth quarter of 2009.  On June 19, 2009, the District Court issued a damage award in favor of the plaintiffs totaling $3.1 million for the period 2004 through 2007 plus annual interest 5%. The Company estimates that the total damage award will be $5.0 million and, as a result, the Company has increased its damage provision in this case by an additional $2.0 million in the second quarter of 2009 which represents the Company’s best estimate of its ultimate exposure.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case. The Company anticipates the District Court’s injunctive relief award by the end of the third quarter of 2009.

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

Item 4.  Submission of Matters to A Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 6, 2009, in Lufkin, Texas to elect three directors.

All of the nominated directors were elected and will serve a three-year term expiring in 2012. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in	Votes		Broker Non-
	Favor	Withheld	Abstentions	Votes

Douglas V. Smith	13,245,993	367,022	-	-
John F. Anderson	13,300,399	312,616	-	-

Directors with terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2010:

J. H. Lollar
B. H. O’Neal
T. E. Wiener
J. F. Glick

Directors with terms expiring in 2011:

H. J. Trout
J. T. Jongebloed
S. V. Baer

In addition, the shareholders of the Company voted on a proposal to ratify Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year of 2009. The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal are as follows:

	Votes in	Votes		Broker Non-
	Favor	Against	Abstentions	Votes

Ratification of Auditors	13,578,415	24,471	10,129	-

Item 6.  Exhibits.

**4.1
Fourth Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on February 17, 2004 (SEC File No. 333-112890)).

**4.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

**4.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*   Filed herewith
** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           August 10, 2009

LUFKIN INDUSTRIES, INC.

By:             /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description

**4.1
Fourth Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on February 17, 2004 (SEC File No. 333-112890)).

**4.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

**4.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*   Filed herewith
** Incorporated by reference