Form 10-Q
period 2009-09-30
LUFKIN INDUSTRIES INC
filed 2009-11-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes   X     No____

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
Yes ___No   X

There were 14,877,607 shares of Common Stock, $1.00 par value per share, outstanding as of November 5, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars, except share and per share data)

	September 30,	December 31,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$102,174	$107,756
Receivables, net	82,989	139,144
Income tax receivable	844	978
Inventories	116,678	128,627
Deferred income tax assets	6,717	4,941
Other current assets	11,768	3,674
Current assets from discontinued operations	807	618
Total current assets	321,977	385,738

Property, plant and equipment, net	152,513	130,079
Goodwill, net	45,606	11,862
Intangible assets, net	14,000	-
Other assets, net	3,695	2,546
Long-term assets from discontinued operations	493	493
Total assets	$538,284	$530,718

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$23,381	$38,543
Current portion of long-term debt	1,292	-
Accrued liabilities:
Payroll and benefits	10,915	14,046
Warranty expenses	3,336	3,586
Taxes payable	4,802	5,894
Other	23,708	25,340
Current liabilities from discontinued operations	1,129	1,404
Total current liabilities	68,563	88,813

Long-term debt	2,020	-
Deferred income tax liabilities	9,368	9,219
Postretirement benefits	7,522	7,070
Other liabilities	26,171	11,618
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	37	61

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
15,794,713 and 15,791,963 shares issued and outstanding, respectively	15,795	15,792
Capital in excess par	64,585	63,014
Retained earnings	422,069	414,748
Treasury stock, 931,168 and 931,168 shares, respectively, at cost	(34,907)	(34,917)
Accumulated other comprehensive loss	(42,939)	(44,700)
Total shareholders' equity	424,603	413,937
Total liabilities and shareholders' equity	$538,284	$530,718

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$117,688	$195,090	$394,565	$510,648

Cost of sales	92,756	139,268	308,454	366,511

Gross profit	24,932	55,822	86,111	144,137

Selling, general and administrative expenses	17,751	16,983	54,774	50,724
Litigation reserve	-	-	5,000	-

Operating income	7,181	38,839	26,337	93,413

Interest income	8	503	897	1,622
Interest expense	(150)	(48)	(452)	(183)
Other income (expense), net	613	(396)	1,241	(447)

Earnings from continuing operations before
income tax provision and discontinued
operations	7,652	38,898	28,023	94,405

Income tax provision	2,597	13,937	9,134	32,681

Earnings from continuing operations	5,055	24,961	18,889	61,724

Loss from discontinued operations, net of tax	(63)	(149)	(422)	(51)

Net earnings	$4,992	$24,812	$18,467	$61,673

Basic earnings per share:

Earnings from continuing operations	$0.34	$1.68	$1.27	$4.18
Loss from discontinued operations	-	(0.01)	(0.03)	-

Net earnings	$0.34	$1.67	$1.24	$4.18

Diluted earnings per share:

Earnings from continuing operations	$0.34	$1.66	$1.27	$4.14
Loss from discontinued operations	-	(0.01)	(0.03)	-

Net earnings	$0.34	$1.65	$1.24	$4.14

Dividends per share	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows form operating activities:
Net earnings	$18,467	$61,673
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	13,326	11,466
Recovery of (provision for) losses on receivables	(524)	25
LIFO (benefit) expense	(440)	5,019
Deferred income tax benefit	(2,357)	(985)
Excess tax benefit from share-based compensation	(32)	(4,118)
Share-based compensation expense	1,510	2,595
Pension expense (income)	7,649	(1,587)
Postretirement obligation (benefit)	203	(89)
Gain on disposition of property, plant and equipment	(270)	(157)
Loss (income) from discontinued operations	422	(1,293)
Changes in:
Receivables, net	65,114	(28,589)
Income tax receivable	(536)	-
Inventories	20,341	(38,456)
Other current assets	(1,568)	(1,601)
Accounts payable	(19,799)	18,792
Accrued liabilities	(13,740)	8,319
Net cash provided by continuing operations	87,766	31,014
Net cash used in discontinued operations	-	(278)
Net cash provided by operating activities	87,766	30,736

Cash flows from investing activites:
Additions to property, plant and equipment	(27,588)	(17,808)
Proceeds from disposition of property, plant and equipment	714	367
(Increase) decrease in other assets	(1,177)	1,262
Acquisition of other companies	(51,658)	-
Net cash used in continuing operations	(79,709)	(16,179)
Net cash provided by discontinued operations	-	278
Net cash used in investing activities	(79,709)	(15,901)

Cash flows from financing activites:
Payments of notes payable	(3,002)	-
Dividends paid	(11,146)	(11,092)
Excess tax benefit from share-based compensation	32	4,118
Proceeds from exercise of stock options	28	8,174
Refund of prior treasury stock purchases	11	-
Purchases of treasury stock	-	(1,117)
Net cash used in financing activities	(14,077)	83

Effect of translation on cash and cash equivalents	438	(476)

Net (decrease) increase in cash and cash equivalents	(5,582)	14,442

Cash and cash equivalents at beginning of period	107,756	95,748

Cash and cash equivalents at end of period	$102,174	$110,190

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

2. Recently Issued Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board amended “Employer’s Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65-2).  This amendment expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets.  Such required disclosures will be provided in our annual financial statements for the year ending December 31, 2009. Upon initial application, the disclosures of ASC 715-20-65-2 are not required for earlier periods that are presented for comparative purposes.

In May 2009, the Financial Accounting Standards Board issued “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company adopted this Statement in these interim financial statements.  The Company has evaluated subsequent events through November 9, 2009, which represents the date that the financial statements were issued.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company has not determined the impact on its condensed consolidated financial statements.

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

The ILS and RMT acquisitions have been recorded using the acquisition method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$51,658
Holdback consideration	4,500

Total consideration paid	$56,158

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amount to $33.6 million and has been recorded as goodwill in the accompanying September 30, 2009, condensed consolidated balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$51,658

Receivables	5,799
Inventories	5,713
Other current assets	1,092
Deferred tax asset	110
Property, plant and equipment	5,794
Intangible assets	10,359
Accounts payable	(2,429)
Other short-term accrued liabiltiies	(576)
Other long-term accrued liabilities	(363)
Deferred tax liability	(1,144)
Long-term debt	(6,314)

Goodwill recorded	$33,617

The Company also entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment is due March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At September 30, 2009, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the consolidated balance sheet.

Revenues and earnings to date on the afore mentioned acquisitions for all periods presented are not material.  Pro forma schedules have not been included as the impact on the periods presented is not material.

The preliminary purchase price allocations, which are based on relevant facts and circumstances and discussions with an independent third-party consultant, are subject to change upon completion of the final valuation analysis by Lufkin management. The final valuations for ILS, which is required to be completed by March 2010, and RMT, which is required to be completed by July 2010, are not expected to result in material changes to the preliminary allocations.

4. Discontinued Operations
During the second quarter of 2008, the Trailer segment was classified as a discontinued operation.

Operating results of discontinued operations were as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$1	$202	$36	$6,704

Earnings (loss) before income tax provision	(97)	(38)	(649)	49

Income tax benefit (expense)	34	(111)	227	(100)

Loss from discontinued operations,
net of tax	$(63)	$(149)	$(422)	$(51)

	September 30,	December 31,
	2009	2008

Receivables, net	$22	$56
Income tax receivable	211	-
Deferred income tax assets	574	562
Other current assets	-	-

Current assets from discontinued operations	807	618

Property, plant and equipment, net	-	-
Deferred income tax assets	-	-
Other assets, net	493	493

Long-term assets from discontinued operations	493	493

Total assets from discontinued operations	$1,300	$1,111

Accounts payable	$-	$154
Accrued liabilities:
Payroll and benefits	98	104
Warranty expenses	319	410
Taxes payable	-	120
Other	712	616

Current liabilities from discontinued operations	1,129	1,404

Long-term liabilities	37	61

Total liabilities from discontinued operations	$1,166	$1,465

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2009	2008

Accounts receivable	$80,911	$138,706
Notes receivable	243	157
Other receivables	2,709	1,015
Gross receivables	83,863	139,878

Allowance for doubtful accounts receivable	(874)	(734)
Net receivables	$82,989	$139,144

Bad debt expense related to receivables for the three and nine months ended September 30, 2009 resulted in a $0.5 million recovery of certain receivables reserved in 2008. Bad debt expense related to receivables was negligible for the three and nine months ended September 30, 2008.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	September 30,	December 31,
	2009	2008
Gross inventories @ FIFO:
Finished goods	$8,860	$2,643
Work in progress	21,137	28,230
Raw materials & component parts	107,227	122,604
Maintenance, tooling & supplies	14,050	12,611
Total gross inventories @ FIFO	151,274	166,088
Less reserves:
LIFO	32,486	32,926
Valuation	2,110	4,535
Total inventories as reported	$116,678	$128,627

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $84.4 million and $109.2 million at September 30, 2009, and December 31, 2008, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	September 30,	December 31,
	2009	2008

Land	$5,919	$6,525
Land improvements	11,164	10,219
Buildings	86,416	75,756
Machinery and equipment	263,508	245,014
Furniture and fixtures	5,926	5,616
Computer equipment and software	15,346	14,666
Total property, plant and equipment	388,279	357,796
Less accumulated depreciation	(235,766)	(227,717)
Total property, plant and equipment, net	$152,513	$130,079

Depreciation expense related to property, plant and equipment was $4.3 million and $3.9 million for the three months ended September 30, 2009 and 2008, respectively, and was $12.4 million and $11.4 million for the nine months ended September 30, 2009 and 2008, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2009, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/08	$9,428	$2,434	$11,862

Goodwill acquired during the period	29,115	4,502	33,617
Foreign currency translation	11	116	127
Balance as of 9/30/09	$38,554	$7,052	$45,606

Goodwill impairment tests were performed in the first quarter of 2009 and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS and RMT acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	September 30, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$171	$1,893	7.2
Customer relationships and contracts	12,795	688	12,107	10.0

	$14,859	$859	$14,000	7.0

Amortization expense of intangible assets was approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2009, respectively. Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/10	$1,630
For the year ended 12/31/11	1,630
For the year ended 12/31/12	1,531
For the year ended 12/31/13	1,511
For the year ended 12/31/14	1,399
Thereafter	$5,892

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30,	December 31,
	2009	2008

Customer prepayments	$9,535	$12,925
Litigation reserves	5,187	6,000
Deferred compensation plans	5,119	4,046
Accrued professional services	624	1,097
Hold back consideration	1,605	-
Other accrued liabilities	1,638	1,272
Total other current accrued liabilities	$23,708	$25,340

10. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	September 30,	December 31,
	2009	2008

Long-term notes payable	$3,312	$-

Less current portion of long-term debt	(1,292)	-

Long-term debt	$2,020	$-

Principal payments of long-term debt by year are as follows (in thousands of dollars):

2010	$375
2011	1,432
2012	213
Thereafter	-

$2,020

The Company’s current debt at September 30, 2009, primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before September 30, 2010.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  On the outstanding principal balance as of September 30, 2009, the Company has secured letters of credit for $1.3 million and the remaining $2.0 million is secured by collateral consisting of equipment, inventory, and accounts receivable.  The fair market value of the outstanding debt as of September 30, 2009 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing. In connection with the RMT acquisition, the Company also assumed several notes payable to individuals and banks in the amount of $1.5 million, which were paid in full at closing.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $17.0 million, $23.0 million of borrowing capacity was available at September 30, 2009.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through September 30, 2009. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.7 million and $0.9 million in the three months ended September 30, 2009 and 2008, respectively, and $2.4 million and $2.6 million in the nine months ended September 30, 2009 and 2008, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2009	2008	2009	2008

Service cost	$1,407	$1,280	$43	$38
Interest cost	2,890	2,625	123	113
Expected return on plan assets	(3,136)	(4,282)	-	-
Amortization of prior service cost	225	141	15	-
Amortization of unrecognized net (gain) loss	1,336	45	(45)	(54)
Amortization of unrecognized transition asset	-	(159)	-	-
Net periodic benefit cost (income)	$2,722	$(350)	$136	$97

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2009	2008	2009	2008

Service cost	$4,220	$3,841	$129	$114
Interest cost	8,671	7,877	367	341
Expected return on plan assets	(9,406)	(12,849)	-	-
Amortization of prior service cost	674	424	45	-
Amortization of unrecognized net (gain) loss	4,008	135	(134)	(163)
Amortization of unrecognized transition asset	-	(479)	-	-
Net periodic benefit cost (income)	$8,167	$(1,051)	$407	$292

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make contributions of $0.3 million to $2.3 million to its pension plans in 2009. The Company also disclosed that it expected contributions of $0.6 million to be made to its postretirement plan in 2009. As of September 30, 2009, the Company has made contributions of $0.2 million to its pension plans and has made contributions of $0.6 million to its postretirement plan. The Company presently anticipates making additional contributions of $0.1 million to its pension plans and $0.2 million to its postretirement plan during the remainder of 2009. Due to changes in funding elections, the Company now does not expect to make contributions to its qualified pension plan in 2009.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs have filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Company has filed a cross-appeal on the attorney fee issue.  The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.  On June 19, 2009, the District Court issued a damage award in favor of the plaintiffs totaling $3.1 million for the period 2004 through 2007 plus annual interest 5%. The Company estimates that the total damage award will be $5.0 million and, as a result, in the second quarter of 2009, the Company increased its damage provision in this case by an additional $2.0 million~~,~~ which represents the Company’s best estimate of its ultimate exposure.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case. The Company anticipates the District Court’s injunctive relief award by the end of the fourth quarter of 2009.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net earnings	$4,992	$24,812	$18,467	$61,673

Other comprehensive income, before tax:

Foreign currency translation adjustments	2,822	(3,649)	3,869	(2,652)

Defined benefit pension plans:

Amortization of prior service cost included
in net periodic benefit cost	225	141	674	424
Amortization of unrecognized transition
asset included in net periodic benefit cost	-	(159)	-	(479)
Amortization of unrecognized net loss
included in net periodic benefit cost	1,336	45	4,008	135
Net income (loss) arising during period	-	2	(7,464)	(19,404)

Total defined benefit pension plans	1,561	29	(2,782)	(19,324)

Defined benefit postretirement plans:

Amortization of prior service cost included
in net periodic benefit cost	15	-	45	-
Amortization of unrecognized net gain
included in net periodic benefit cost	(45)	(54)	(134)	(163)
Net gain (loss) arising during period	-	-	(474)	303

Total defined benefit postretirement plans	(30)	(54)	(563)	140

Total other comprehensive income (loss), before tax	4,353	(3,674)	524	(21,836)

Income tax (expense) benefit related to items of other
comprehensive income	(566)	8	1,237	7,214

Total other comprehensive income (loss), net of tax	3,787	(3,666)	1,761	(14,622)

Total comprehensive income	$8,779	$21,146	$20,228	$47,051

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2008	$2,512	$(48,921)	$1,709	$(44,700)

Current-period change	3,869	(1,753)	(355)	1,761

Balance, September 30, 2009	$6,381	$(50,674)	$1,354	$(42,939)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2009 and 2008, are illustrated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding
for basic EPS	14,861,939	14,880,637	14,861,183	14,765,287
Effect of dilutive securities: employee stock
options	40,518	132,228	36,783	150,948
Adjusted weighted average common shares
outstanding for diluted EPS	14,902,457	15,012,865	14,897,966	14,916,235

Weighted options to purchase a total of 507,460 and zero shares of the Company’s common stock for the three months ended September 30, 2009 and 2008, respectively, and 500,623 and 54,642 shares of the Company’s common stock for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock-based compensation expense	$557	$752	$1,510	$2,595
Tax benefit	(206)	(278)	(559)	(960)
Stock-based compensation expense, net of tax	$351	$474	$951	$1,635

The fair value of each option grant during the first nine months of 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Expected dividend yield	2.18% - 2.80%	1.33% - 1.70%
Expected stock price volatility	46.8% - 54.0%	41.0% - 46.0%
Risk free interest rate	1.09% - 2.73%	1.90% - 3.27%
Expected life options	3 - 7 years	2 - 6 years
Weighted-average fair value per share at grant date	$14.52	$19.82

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

A summary of stock option activity under the plans during the nine months ended September 30, 2009, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2009	548,639	$51.42
Granted	63,500	38.35
Exercised	(2,750)	10.14
Forfeited or expired	-	-
Outstanding at September 30, 2009	609,389	$50.25	7.6	$4,141
Exercisable at September 30, 2009	323,284	$47.46	6.9	$3,404

As of September 30, 2009, there was $2.7 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of stock options exercised in the first nine months of 2009 was $0.1 million.

16. Uncertain Tax Positions

As of January 1, 2009, the Company had approximately $1.4 million of total gross unrecognized tax benefits.  Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of September 30, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  Of this total, $1.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)

Balance at December 31, 2008	$1,368

Gross increases- current year tax positions	497
Gross increases- tax positions from prior periods	93
Gross decreases- tax positions from prior periods	(262)
Settlements	(173)
Balance at September 30, 2009	$1,523

During the first quarter of 2009, the Company settled the examination of the 2006 tax year with the IRS. The Company does not expect any additional settlements of its ASC 740-10 liabilities within the next twelve months.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2008.  Negligible interest and penalties were recognized during the three and nine months ended September 30, 2009 and 2008, respectively.

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

Three Months Ended September 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment	Total

Gross sales	$74,054	$44,132	$-	$-	$118,186
Inter-segment sales	(322)	(176)	-	-	(498)
Net sales	$73,732	$43,956	$-	$-	$117,688

Operating income	$628	$6,553	$-	$-	$7,181
Other income (expense), net	442	46	(17)	-	471
Earnings (loss) from continuing operations
before income tax provision	$1,070	$6,599	$(17)	$-	$7,652

Three Months Ended September 30, 2008

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment	Total

Gross sales	$149,714	$49,612	$-	$-	$199,326
Inter-segment sales	(2,641)	(1,595)	-	-	(4,236)
Net sales	$147,073	$48,017	$-	$-	$195,090

Operating income	$32,598	$6,241	$-	$-	$38,839
Other income (expense), net	(347)	61	345	-	59
Earnings from continuing operations
before income tax provision	$32,251	$6,302	$345	$-	$38,898

Nine Months Ended September 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Adjustment	Total

Gross sales	$262,542	$137,158	$-	$-	$399,700
Inter-segment sales	(2,134)	(3,001)	-	-	(5,135)
Net sales	$260,408	$134,157	$-	$-	$394,565

Operating income (loss)	$14,366	$16,971	$(5,000)	$-	$26,337
Other income, net	888	136	662	-	1,686
Earnings (loss) from continuing operations
before income tax provision	$15,254	$17,107	$(4,338)	$-	$28,023

* Corporate & Other includes the litigation reserve.

Nine Months Ended September 30, 2008

		Power	Corporate
	Oil Field	Transmission	& Other	Adjustment*	Total

Gross sales	$378,433	$138,549	$-	$-	$516,982
Inter-segment sales	(3,944)	(2,390)	-	-	(6,334)
Net sales	$374,489	$136,159	$-	$-	$510,648

Operating income (loss)	$77,600	$17,384	$-	$(1,571)	$93,413
Other income (expense), net	(563)	64	1,491	-	992
Earnings (loss) from continuing operations
before income tax provision	$77,037	$17,448	$1,491	$(1,571)	$94,405

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

In support of the above strategy, the Company has been making capital investments in Oil Field to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In Power Transmission, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the U.S. and Canada. The Company is making targeted capital investments in the U.S. and France to expand capacity, develop new product lines and reduce manufacturing lead times, in addition to certain capital investments targeting cost reductions.  On July 1, 2009, the Company purchased Rotating Machinery Technology, Inc. (RMT), which specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications. RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York.

Trends/Outlook

Oil Field
Demand for artificial lift equipment is primarily dependent on the level of new onshore oil wells, workover drilling activity, the depth and fluid conditions of such drilling activity and general field maintenance budgets. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Increasing energy prices from 2004 to late 2008 increased the demand for pumping units and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During the first nine months of 2008, demand levels in North America increased over the levels experienced in 2007 as higher energy prices drove increased drilling and workover activity. Additionally, the demand for pumping units, oilfield services and automation equipment continued to increase in international markets as well as a partial recapture of market share from imported equipment domestically.

In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity has also reduced significantly as capital and operating budgets have been reduced. Exploration and production (E&P) companies have reduced drilling in higher-cost fields that are not economically viable at lower energy prices and have reduced overall capital budgets in order to remain cash-flow positive and avoid the more-expensive credit markets. These declines were more pronounced in the U.S., but are starting to be reflected in international markets. New pumping unit booking levels declined in the fourth quarter of 2008 from lower demand, order cancellations for units scheduled to ship in 2009 and price reductions for units scheduled to ship in 2009. These price reductions were primarily in response to the decline in raw material costs in the fourth quarter of 2008 for steel and iron castings.

These negative trends continued into the first quarter of 2009 and worsened during the second quarter of 2009 as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend has been more pronounced in North America than in international markets. E&P companies have indicated that drilling activity will not be reactivated until energy prices stabilize at economically viable levels and drilling and service costs decrease. While oil prices continued to increase during the third quarter of 2009, demand levels did not change significantly over the second quarter of 2009 and will not increase until customers are confident these higher prices will be maintained. Demand for new equipment in North America during the fourth quarter of 2009 will continue to be negatively impacted by customer inventory of new pumping unit equipment ordered in late in 2008 or early 2009 unless oil drilling activity increases over the current levels. Gross margin levels will be negatively impacted from customer pricing pressure and from reduced plant utilizations.  While net bookings were up 62% in Oil Field during the third quarter of 2009 compared to the second quarter of 2009, second quarter bookings were negatively impacted by cancellation of orders originally placed in late 2008.

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

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. Recent declines in energy prices and restricted credit markets have started to impact demand as plans for large energy infrastructure projects are being deferred or cancelled. This was reflected in lower bookings in the third quarter of 2009 as compared to the second quarter of 2009. However, governments are increasing funding for infrastructure and alternative energy projects for economic stimulus purposes, which may create opportunities for power transmission products.

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

Other
During the first half of 2009, the Company recorded an additional contingent liability provision of $5.0 million (pre-tax) related to our ongoing class-action lawsuit.  No provisions were recorded during the third quarter of 2009. See Part II, Item 1. “Legal Proceedings” for additional information.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended September 30, 2009, decreased to $117.7 million from $195.1 million for the three months ended September 30, 2008, or 39.7%, and sales for the nine months ended September 30, 2009, decreased to $394.6 million from $510.6 million for the nine months ended September 30, 2008, or 22.7%. This decrease was primarily driven by lower sales of oil field products and services in the North American market.

Gross margin for the three months ended September 30, 2009, decreased to 21.2% from 28.6% for the three months ended September 30, 2008, and gross margin for the nine months ended September 30, 2009, decreased to 21.8% from 28.2% for the nine months ended September 30, 2008. This gross margin decrease was primarily related to price decreases in response to material price decreases and lower demand and the negative impact of lower plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $17.8 million during the third quarter of 2009 from $17.0 million during the third quarter of 2008, and increasing to $54.8 million during the first nine months of 2009 from $50.7 million during the first nine months of 2008. This increase was primarily related to resources added from the ILS and RMT acquisitions. As a percentage of sales, selling, general and administrative expenses also increased to 15.1% for the three months ended September 30, 2009, from 8.7% in the three months ended September 30, 2008, and increased to 13.9% for the nine months ended September 30, 2009, from 9.9% for the nine months ended September 30, 2008. The Company has made the strategic decision to maintain employment levels in this area to focus on new product and geographic expansion opportunities. Operating income was also impacted by a litigation reserve of $5.0 million during the nine months ended September 30, 2009, related to its ongoing class-action lawsuit.

The Company reported net earnings from continuing operations of $5.1 million or $0.34 per share (diluted) for the three months ended September 30, 2009, compared to net earnings from continuing operations of $25.0 million or $1.66 per share (diluted) for the three months ended September 30, 2008. Net earnings from continuing operations were $18.9 million or $1.27 per share (diluted) for the nine months ended September 30, 2009, compared to net earnings from continuing operations of $61.7 million or $4.14 per share (diluted) for the nine months ended September 30, 2008.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.5% as of September 30, 2009, and 0.0% at December 31, 2008. Cash balances at September 30, 2009, were $102.2 million, down from $107.8 million at December 31, 2008.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Sales
Oil Field	$73,732	$147,073	$(73,341)	(49.9)
Power Transmission	43,956	48,017	(4,061)	(8.5)
Total	$117,688	$195,090	$(77,402)	(39.7)

Gross Profit
Oil Field	$11,054	$41,232	$(30,178)	(73.2)
Power Transmission	13,878	14,590	(712)	(4.9)
Total	$24,932	$55,822	$(30,890)	(55.3)

Oil Field

Oil Field sales decreased to $73.7 million, or 49.9%, for the three months ended September 30, 2009, from $147.1 million for the three months ended September 30, 2008. New unit sales of $37.3 million during the third quarter of 2009 were down $55.6 million, or 59.9%, compared to $92.9 million during the third quarter of 2008, primarily from lower U.S. demand and pricing pressure.  Pumping unit service sales of $19.9 million during the third quarter of 2009 were down $7.6 million, or 27.6%, compared to $27.4 million during the third quarter of 2008, from declines in the U.S. market due to demand and pricing pressure. Automation sales of $9.8 million during the third quarter of 2009 were down $9.3 million, or 48.6%, compared to $19.2 million during the third quarter of 2008, from lower sales in the U.S and pricing pressure. Commercial casting sales of $2.0 million during the third quarter of 2009 were down $5.5 million, or 72.8%, compared to $7.5 million during the third quarter 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $4.7 million during the third quarter of 2009. Oil Field’s backlog decreased to $35.9 million as of September 30, 2009, from $279.8 million at September 30, 2008, and $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as U.S. and international customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 15.0% for three months ended September 30, 2009, compared to 28.0% for the three months ended September 30, 2008, or 13.0 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $6.2 million, or 26.3%, for the three months ended September 30, 2009, from $4.9 million for the three months ended September 30, 2008. The majority of this increase is related to the resources added with the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 8.5% for the three months ended September 30, 2009, from 3.4% for the three months ended September 30, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $44.0 million, or 8.5%, for the three months ended September 30, 2009, compared to $48.0 million for the three months ended September 30, 2008. New unit sales of $34.0 million during the third quarter of 2009 were down $2.0 million, or 5.5%, compared to $36.0 million during the third quarter of 2008 from decreased sales of low-speed units to the industrial and marine markets. Repair and service sales of $9.1 million during the third quarter of 2009 were down $3.0 million, or 24.5%, compared to $12.1 million during the third quarter 2008 as customers deferred spending on maintenance projects due to poor economic conditions. Sales from Lufkin RMT contributed $0.9 million during the third quarter of 2009. Power Transmission backlog at September 30, 2009, decreased to $97.9 million from $134.1 million at September 30, 2008, and $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment increased to 31.6% for the three months ended September 30, 2009, compared to 30.4% for the three months ended September 30, 2008, or 1.2 percentage points. This gross margin increase was primarily from the favorable mix effect of increased sales of high-speed units from marine units and repair work.

Direct selling, general and administrative expenses for Power Transmission increased to $5.9 million, or 7.7%, for the three months ended September 30, 2009, from $5.5 million for the three months ended September 30, 2008. The majority of this increase is related to the resources added with the RMT acquisition. Direct selling, general and administrative expenses as a percentage of sales also increased to 13.5% for the three months ended September 30, 2009, from 11.5% for the three months ended September 30, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $5.6 million for the three months ended September 30, 2009, a decrease of $1.0 million or 14.6%, from $6.5 million for the three months ended September 30, 2008, primarily from decreased personnel-related expenses.

Interest income, interest expense and other income and expense for the three months ended September 30, 2009, increased to $0.5 million of income compared to $0.1 million of income for the three months ended September 30, 2008, from currency gains offsetting reduced interest income.

Pension expense, which is reported as an increase in cost of sales, increased to $2.5 million for the three months ended September 30, 2009, compared to pension income of $0.5 million for the three months ended September 30, 2008. This increase in expense was primarily due to lower expected returns on asset balances and the amortization of 2008 market losses.

The net tax rate for the three months ended September 30, 2009, was 33.9% compared to 35.8% for the three months ended September 30, 2008. The net tax rate in the third quarter of 2009 benefitted from adjustments to prior period tax filings in the U.S. The tax rate for the balance of 2009 is expected to be approximately 36.0%.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended
	September 30,		Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Sales
Oil Field	$260,408	$374,489	$(114,081)	(30.5)
Power Transmission	134,157	136,159	(2,002)	(1.5)
Total	$394,565	$510,648	$(116,083)	(22.7)

Gross Profit
Oil Field	$47,255	$102,488	$(55,233)	(53.9)
Power Transmission	38,856	41,534	(2,678)	(6.4)
Adjustment*	-	115	(115)	(100.0)
Total	$86,111	$144,137	$(58,026)	(40.3)

* Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales decreased to $260.4 million, or 30.5%, for the nine months ended September 30, 2009, from $374.5 million for the nine months ended September 30, 2008. New unit sales of $144.6 million during the first nine months of 2009 were down $83.2 million, or 36.5%, compared to $227.8 million during the first nine months 2008, primarily from lower U.S. demand and pricing pressure.  Pumping unit service sales of $61.2 million during the first nine months of 2009 were down $11.2 million, or 15.4%, compared to $72.4 million during the first nine months of 2008, from declines in the U.S. market. Automation sales of $36.4 million during the first nine months of 2009 were down $18.7 million, or 33.9%, compared to $55.1 million during the first nine months 2008, from lower sales in the U.S and pricing pressure. Commercial casting sales of $7.2 million during the first nine months of 2009 were down $11.9 million, or 62.3%, compared to $19.1 million during the first nine months 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $10.9 million during the first nine months of 2009. Oil Field’s backlog decreased to $35.9 million as of September 30, 2009, from $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as U.S. and international customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 18.1% for nine months ended September 30, 2009, compared to 27.4% for the nine months ended September 30, 2008, or 9.3 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $19.1 million, or 25.9%, for the nine months ended September 30, 2009, from $15.2 million for the nine months ended September 30, 2008. The majority of this increase is related to higher international sales commissions as well as the resources added with the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 7.3% for the nine months ended September 30, 2009, from 4.1% for the nine months ended September 30, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $134.2 million, or 1.5%, for the nine months ended September 30, 2009, compared to $136.2 million for the nine months ended September 30, 2008. New unit sales of $104.9 million during the first nine months of 2009 were up $0.3 million, or 0.3%, compared to $104.6 million during the first nine months of 2008. Repair and service sales of $28.3 million during the first nine months of 2009 were down $3.2 million, or 10.0%, compared to $31.5 million during the first nine months 2008 as customers deferred spending on maintenance projects due to poor economic conditions. Sales from Lufkin RMT contributed $0.9 million during the first nine months of 2009. Power Transmission backlog at September 30, 2009, decreased to $97.9 million from $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 29.0% for the nine months ended September 30, 2009, compared to 30.5% for the nine months ended September 30, 2008, or 1.5 percentage points. This gross margin decrease was primarily from the unfavorable impact of lower production levels in manufacturing and repair on fixed cost coverage.

Direct selling, general and administrative expenses for Power Transmission increased to $17.3 million, or 3.5%, for the nine months ended September 30, 2009, from $16.7 million for the nine months ended September 30, 2008. Direct selling, general and administrative expenses as a percentage of sales increased to 12.9% for the nine months ended September 30, 2009, from 12.3% for the nine months ended September 30, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $18.3 million for the nine months ended September 30, 2009, a decrease of $0.5 million or 2.5%, from $18.8 million for the nine months ended September 30, 2008.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2009, increased to $1.7 million of income compared to $1.0 million of income for the nine months ended September 30, 2008, from currency gains offsetting reduced interest income.

Pension expense, which is reported as an increase in cost of sales, increased to $7.6 million for the nine months ended September 30, 2009, compared to pension income of $1.6 million for the nine months ended September 30, 2008. This expense increase was primarily due to lower expected returns on asset balances and the amortization of 2008 market losses.

The net tax rate for the nine months ended September 30, 2009, was 32.6% compared to 34.6% for the nine months ended September 30, 2008. The net tax rate in the first nine months of 2009 benefitted from adjustments to prior period tax filings in the U.S., the settlement of the 2006 IRS tax audit and R&E tax credit estimate adjustments. The tax rate for the balance of 2009 is expected to be approximately 36.0%.

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

The Company’s cash balance totaled $102.2 million at September 30, 2009, compared to $107.8 million at December 31, 2008. For the nine months ended September 30, 2009, net cash provided by operating activities was $87.8 million, net cash used in investing activities totaled $79.7 million and net cash used in financing activities amounted to $14.1 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $37.6 million and a decrease in working capital of $49.8 million. This working capital decrease was primarily due to a reduction in trade receivables balances of $65.1 million and inventory balances of $20.3 million due to sales volumes declines since the fourth quarter of 2008, partially offset by reductions in accounts payable and accrued liabilities of $33.5 million. Net cash used in investing activities included net capital expenditures totaling $26.9 million and the ILS and RMT acquisitions totaling $51.7 million. Capital expenditures in the first nine months of 2009 were primarily for new facilities to support geographical and product line expansions in the Oil Field and Power Transmission segments. Capital expenditures for 2009 are projected to be approximately $40.0 to $45.0 million, primarily for the new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $11.1 million, or $0.75, per share and debt repayments of $3.0 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $17.0 million, $23.0 million of borrowing capacity was available at September 30, 2009.  The fair market value of the outstanding debt as of September 30, 2009 is not materially different than its carrying value.

The Company assumed various notes payable and entered into purchase price hold back agreements in conjunction with the ILS and RMT acquisitions in 2009. These obligations will require principal payments of $0.3 million during the fourth quarter of 2009.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board amended “Employer’s Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65-2).  This amendment expands the disclosure requirements about postretirement plan assets to include how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the periods and significant concentration of risk with plan assets.  Such required disclosures will be provided in our annual financial statements for the year ending December 31, 2009. Upon initial application, the disclosures of ASC 715-20-65-2 are not required for earlier periods that are presented for comparative purposes.

In May 2009, the Financial Accounting Standards Board issued “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company adopted this Statement in these interim financial statements.  The Company has evaluated subsequent events through November 9, 2009, which represents the date that the financial statements were issued.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company has not determined the impact on its condensed consolidated financial statements.

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

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates could cause significant fluctuations in these balances.

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

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Steel prices increased significantly between 2004 and 2008 caused primarily by higher energy prices and increased global demand.  In 2009 the Company has seen a reduction in steel prices but currently estimates that prices will increase in 2010.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

The Company is exposed to currency fluctuations with debt denominated in U.S. dollars owed to the Company’s U.S. entity by its French and Canadian entities. As of September 30, 2009, this inter-company debt was comprised of 0.1 million euros and $9.0 million Canadian dollars. As of September 30, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs have filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Company has filed a cross-appeal on the attorney fee issue.  The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.  On June 19, 2009, the District Court issued a damage award in favor of the plaintiffs totaling $3.1 million for the period 2004 through 2007 plus annual interest 5%. The Company estimates that the total damage award will be $5.0 million and, as a result, in the second quarter of 2009, the Company increased its damage provision in this case by an additional $2.0 million which represents the Company’s best estimate of its ultimate exposure.

Additionally, during the first quarter of 2009, the court appointed an industrial expert to review the Company’s promotional policies and practices and prepare a report for the court which would contain recommendations for injunctive relief in this case. The Company anticipates the District Court’s injunctive relief award by the end of the fourth quarter of 2009.

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

***3.1
Fourth Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on February 17, 2004 (SEC File No. 333-112890)).

***3.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

***3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        November 9, 2009

LUFKIN INDUSTRIES, INC.

By:           /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

***3.1
Fourth Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on February 17, 2004 (SEC File No. 333-112890)).

***3.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

***3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference