Form 10-K
period 2009-12-31
LUFKIN INDUSTRIES INC
filed 2010-03-01
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes           No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  __   No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No    X

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2009, was $624,896,430.

There were 14,925,871 shares of Common Stock, $1.00 par value per share, outstanding as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas.  The Company employed approximately 2,600 people at December 31, 2009, including approximately 1,600 that were paid on an hourly basis.  Certain operations are subject to a union contract that expires in October 2011. The Company, a global supplier of oil field and power transmission products, is divided into two operating segments: Oil Field and Power Transmission.

In January 2008, the Company announced the decision to suspend its participation in the commercial trailer markets and to develop a plan to run-out existing inventories, fulfill contractual obligations and close all trailer facilities during 2008. During the second quarter of 2008, this plan was completed, with the majority of the remaining inventory and manufacturing equipment sold and all facilities closed. As a result, the former Trailer segment was classified as a discontinued operation during 2008.

Oil Field

Products:
The Oil Field segment manufactures and services artificial lift products, including reciprocating rod lift, commonly referred to as pumping units, gas lift, plunger lift equipment and related products.
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
Pumping Unit Service- Through a network of service centers, the Company transports and repairs pumping units. The service centers also refurbish used pumping units.
Automation- The Company designs, manufactures, installs and services computer control equipment and analytical services for artificial lift equipment that lower production costs and optimize well efficiency.
Lufkin ILS- Through this acquisition in 2009, the Company now designs, manufactures, installs and services gas lift, plunger lift and completion equipment.
Foundry Castings- As part of the Company’s vertical integration strategy, the Oil Field segment operates an iron foundry to produce castings for new pumping units. In order to maximize utilization of this facility, castings for third parties are also produced.

Raw Materials & Labor:
Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings from both its own foundry and third-party foundries. Casting costs are subject to change from raw material prices on scrap iron and pig iron in addition to natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. During the period of 2007 through 2009, Oil Field did not experience any significant material shortages. During the first three quarters of 2008, raw material prices for steel and castings increased significantly but started declining in the fourth quarter of 2008 and through 2009. As the global economy improves in 2010, raw material prices are expected to moderately increase. Raw material prices may continue to increase and availability may decrease with little notice.

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

Markets:
Demand for artificial lift equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for artificial lift equipment and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2008, demand in the North American market increased significantly compared to 2007 levels due to the impact of increased drilling in response to higher oil prices and recapturing certain market share from lower-priced imported equipment as customers reevaluated the total life-cycle cost differences. Traditionally, as pumping unit demand increases and availability of used equipment diminishes, demand for new equipment increases. Increasingly in 2007, lower-priced imported pumping units entered the North American market in place of used equipment and reduced the incremental demand for the Company’s new pumping units. In the fourth quarter of 2008, oil prices decreased significantly and stayed at reduced levels throughout the first half of 2009. As drilling activity reduced in response to lower oil prices, demand for artificial lift equipment and related service was also negatively impacted. Also, as raw material costs declined and surplus equipment increased, there was competitive pressure to lower selling prices. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities, gross margins declined in 2009. In the second half of 2009, oil prices increased back to 2007 levels and drilling activity, especially for oil, increased. This trend is expected to continue in 2010, with higher drilling activity and lower surplus equipment inventory driving demand for new artificial lift equipment. Longer-term, the demand for artificial lift equipment will continue to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of artificial lift, especially in the South American, Russian and Middle Eastern markets. An Oilfield customer and its related subsidiaries represented 11.0%, 15.4% and 15.9% of consolidated company sales in 2009, 2008 and 2007, respectively. The loss of this customer would have a material adverse effect on this segment.

Competition:
The primary global competitor for artificial lift equipment is Weatherford International, but Chinese manufacturers of artificial lift equipment are increasingly present in the market. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment.  While the Company believes that it is one of the larger manufacturers of artificial lift equipment in the world, manufacturers of other types of units like electric submersible pumps have a significant share of the total artificial lift market. While Weatherford International is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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
High-Speed Gearboxes- Single stage gearboxes with pitch line velocities equal to or greater than 35 meters per second or rotational speeds greater than 4500 rpm or multi-stage gearboxes with at least one stage having a pitch line velocity equal to or greater than 35 meters per second and other stages having pitch line velocities equal to or greater than 8 meters per second are classified as high-speed gearboxes. These gearboxes require extremely high precision manufacturing and testing due to the stresses on the gearing. The ratio of increasers to reducers is fairly even. These gearboxes more typically service the energy related markets of petrochemicals, refineries, offshore production and transmission of oil and gas.
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
Gearbox Repair & Service- The Company provides on and off-site repair and service for not only its own products but also those manufactured by other companies. Repair work is performed in dedicated facilities due to the quick turn-around times required.
Lufkin RMT- Through this acquisition in 2009, the Company now participates in the turbo-machinery industry, specializing in the analysis design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation.

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

Markets:
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and low-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. RMT products generally follow the market for high-speed gearboxes. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales will remain at these lower levels during the first half of 2010, new order and quotation activity, especially from large LNG projects, during this period is expected to increase and should translate into higher sales in the latter half of 2010.

Competition:
Despite the highly technical nature of the products in this segment, there are many competitors. While several North American competitors have de-emphasized the market, many European companies remain in the market. Competitors include Flender Graffenstaden, BHS, Renk, Rientjes, CMD, Philadelphia Gear and Horsburgh & Scott. While price is an important factor, proven designs, workmanship and engineering support are critical factors. Due to this, the Company outsources very little of the design and manufacturing processes.

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

Available Information

The Company makes available, free of charge, through our website, www.lufkin.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Access to these electronic filings is available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission.  You may also request printed copies of these documents free of charge by writing to the Company Secretary at P.O. Box 849, Lufkin, Texas 75902.  Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330.  Reports filed with or furnished to the SEC are also made available on its website at www.sec.gov.

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

The inherent dangers and complexity of the Company’s products and services could subject it to substantial liability claims that could adversely affect our results of operations.

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

Labor dispute or the expiration of our current labor contract could have a material adverse effect on our business.

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

The Company is subject to currency exchange rate risk with intercompany debt denominated in U.S. dollars owed by its Canadian subsidiary.  The Company cannot assure that future currency exchange rate fluctuations will not have an adverse affect on its results of operations.

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

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on the Company’s business and financial condition and the business and financial condition of our counterparties.  The Company may face challenges if conditions in the financial markets do not improve.  The Company may be subject to increased counterparty risks whereby its counterparties may not be willing or able to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company. To the extent a third-party is unable to meet its obligations to the Company, the earnings and results of operations of the Company could be negatively impacted in future reporting periods. A sustained decline in the ability of the Company’s counterparties to meet their financial obligations to the Company would adversely affect its business, results of operations and financial condition.

Climate change legislation limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits could result in increased operating costs and reduced demand for our products or services.

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. Similarly, on September 30, 2009, the Clean Energy Jobs and American Power Act of 2009 was introduced in the U.S. Senate. The Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require the Company to incur increased operating costs, could adversely impact customers’ operations or demand for customers’ products, or could adversely affect demand for the Company’s products or services.

An array of international climate change accords focused on limiting and reducing greenhouse gas emissions could result in increased operating costs and reduced demand for our products or services.

The Company services customers in numerous foreign countries.  As such, we are subject not only to U.S. climate change legislation but may also be subject to certain international climate change accords. A variety of regulatory developments, proposals or requirements have been introduced and/or adopted in the international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol, ” and the European Union Emissions Trading System (“EU ETS”), which was launched as an international “cap and trade” system on allowances for emitting greenhouse gases. These international regulatory developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where the Company and our customers operate and thus adversely affect future demand for the Company’s products and services, which may in turn adversely affect the Company’s future results of operations.

Climate change regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for our products or services.

On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”) officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require the Company to incur costs to reduce emissions of greenhouse gases associated with operations, could adversely impact customers’ operations or demand for customers’ products, or could adversely affect demand for the Company’s products or services.

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties

The Company's major manufacturing facilities are located in and near Lufkin, Texas, are company-owned and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses.  The facilities by segment are:

Oil Field:
Pumping Unit Manufacturing	240,000 sq. ft.
Foundry Operations	687,000 sq. ft.

Power Transmission:
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.

Former Trailer Manufacturing	388,000 sq. ft.

Corporate Facilities	33,000 sq. ft.

Through the acquisitions of ILS and RMT in 2009, the Company added two leased manufacturing facilities:

Lufkin ILS- Houston, TX	50,000 sq. ft.

Lufkin RMT- Wellsville, NY	23,500 sq. ft.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered the Company to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs are required to submit this request within 14 days of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment issued by the Court on January 15, 2010, related to the Company’s ongoing class-action lawsuit. In the fourth quarter of 2009, the Company recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.

On January 15, 2010, the plaintiffs filed a notice of appeal with the U.S. Fifth Circuit Court of Appeals of the District Court’s final judgment. On January 21, 2010, The Company filed a notice of cross-appeal with the same court.  In addition, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals. The District Court granted this motion to stay.

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

Item 4.  Reserved

None

PART II

Item  5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “LUFK.” As of January 31, 2010, there were approximately 387 record holders of the Company’s common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2009 and 2008, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2009			2008
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$41.25	$26.96	$0.25	$65.50	$50.85	$0.25
Second	48.16	29.51	0.25	86.82	62.53	0.25
Third	53.81	36.38	0.25	95.23	70.93	0.25
Fourth	75.74	49.53	0.25	79.25	31.45	0.25

The Company has paid cash dividends for 70 consecutive years.  Total dividend payments were $14.9 million, $14.8 million and $13.1 million in 2009, 2008 and 2007, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	709,015	$52.56	786,592

Equity compensation plans not approved by security holders	-	-	-

Total	709,015	$52.56	786,592

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

Comparison of 5 Year Cumulative Total Return*
Among Lufkin Industries, Inc., the NASDAQ Market Index and an Industry Index

* $100 invested on 12/31/04 in stock and index-including reinvestment of dividends for fiscal years ending December 31.

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

(In millions, except per share data)	2009	2008	2007	2006	2005

Sales	$521.4	$741.2	$555.8	$526.1	$413.7

Earnings from continuing operations	22.5	88.0	71.8	71.3	44.5

Earnings per share from continuing operations:
Basic	1.51	5.96	4.82	4.80	3.05
Diluted	1.51	5.91	4.76	4.71	2.98

Total assets	541.6	530.7	500.7	409.1	338.3

Cash dividends per share	1.00	1.00	0.88	0.62	0.38

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

These negative trends continued into the first quarter of 2009 and worsened during the second quarter of 2009 as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend has been more pronounced in North America than in international markets. As drilling activity reduced in response to lower oil prices, demand for artificial lift equipment and related service also was negatively impacted. Also, as raw material costs declined and surplus equipment increased, there was competitive pressure to lower selling prices. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities caused gross margins to decline in 2009. In the second half of 2009, oil prices increased back to 2007 levels and drilling activity, especially for oil, increased. This trend is expected to continue in 2010, with higher drilling activity and lower surplus equipment inventory driving demand for new artificial lift equipment.

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

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales will remain at these lower levels during the first half of 2010, new order and quotation activity, especially from large LNG projects, during this period is expected to increase and should translate into higher sales in the latter half of 2010.

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

Trailer generated expense of $0.5 million in 2009 and income of $0.2 million and $2.4 million, net of tax, during 2008, and 2007, respectively.

Other
During both 2009 and 2008, the Company booked a contingent liability provision of $6.0 million (pre-tax) per year for its ongoing class-action lawsuit.  For additional information, please see Part I, Item 3 of this Form 10-K.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances

Overall, sales for 2009 decreased to $521.4 million from $741.2 million for 2008, or 29.7%, and were $555.8 million for 2007. This decrease was primarily driven by decreased sales of Oil Field products and services in the U.S. market but also weakness in Power Transmission sales.

Gross margin for 2009 decreased to 21.6% from 28.9% for 2008 and 29.2% for 2007, primarily due to lower selling prices due to lower customer demand and the availability of surplus equipment combined with the negative impact of lower plant utilization in the Oilfield segment.

Higher selling, general and administrative expenses also negatively impacted net earnings, with these expenses increasing to $75.1 million during 2009 from $72.0 million during 2008 and $57.6 million during 2007. This increase in 2009 was primarily related to resources added from the ILS and RMT acquisitions. As a percentage of sales, selling, general and administrative expenses increased to 14.4% during 2009 compared to 9.7% during 2008 and 10.4% during 2006. The Company has made the strategic decision to maintain employment levels in this area to focus on new product and geographic expansion opportunities. Operating income was also impacted by a litigation reserve of $6.0 million during 2009 and $6.0 million during 2008 related to its ongoing class-action lawsuit.

The Company reported net earnings from continuing operations of $22.5 million, or $1.51 per share (diluted), for 2009, compared to net earnings from continuing operations of $88.0 million, or $5.91 per share (diluted), for 2008, and net earnings from continuing operations of $71.8 million, or $4.76 per share (diluted), for 2007.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.3% as of December 31, 2009 and 0.0% as of December 31, 2008 and December 31, 2007. Cash balances at December 31, 2009, were $100.9 million, down from $107.8 million at December 31, 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2009	2008	(Decrease)	(Decrease)

Sales
Oil Field	$349,168	$551,814	$(202,646)	(36.7)
Power Transmission	172,191	189,380	(17,189)	(9.1)
Total	$521,359	$741,194	$(219,835)	(29.7)

Gross Profit
Oil Field	$65,510	$153,673	$(88,163)	(57.4)
Power Transmission	47,034	60,286	(13,252)	(22.0)
Adjustment*	-	115	(115)	(100.0)
Total	$112,544	$214,074	$(101,530)	(47.4)

*Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales decreased to $349.2 million, or by 36.7%, for the year ended December 31, 2009, from $551.8 million for the year ended December 31, 2008. New pumping unit sales of $188.2 million during 2009 were down $153.9 million, or 45.0%, compared to $342.1 million during 2008, primarily from lower U.S. demand and pricing pressure.  Pumping unit service sales of $84.9 million during 2009 were down $18.1 million, or 17.6%, compared to $103.0 million during 2008, from declines in the U.S. market. Automation sales of $51.4 million during 2009 were down $30.9 million, or 37.5%, compared to $82.4 million during 2008, from lower sales in the U.S and pricing pressure. Commercial casting sales of $9.3 million during 2009 were down $15.1 million, or 61.6%, compared to $24.4 million during 2008, from lower sales to the machine tool market. Sales from Lufkin ILS contributed $15.3 million during 2009. Oil Field’s backlog decreased to $43.3 million as of December 31, 2009, from $188.1 million at December 31, 2008. This decrease was caused primarily by lower orders for new pumping units as U.S. and international customers deferred or cancelled drilling programs in response to lower energy prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 18.8% for year ended December 31, 2009, compared to 27.8% for the year ended December 31, 2008, or 9.0 percentage points. This gross margin decrease was related to price reductions in response to material price decreases and lower customer demand and the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $26.7 million, or by 18.2%, for the year ended December 31, 2009, from $22.6 million for the year ended December 31, 2008. The majority of this increase is related to higher international sales commissions as well as the resources added with the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 7.6% for the year ended December 31, 2009, from 4.1% for the year ended December 31, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $172.2 million, or by 9.1%, for the year ended December 31, 2009, compared to $189.4 million for the year ended December 31, 2008. New unit sales of $131.8 million during 2009 were down $13.1 million, or 9.0%, compared to $144.9 million during 2008. Repair and service sales of $38.4 million during 2009 were down $6.1 million, or 13.7%, compared to $44.5 million during 2008 as customers deferred spending on maintenance projects due to poor economic conditions. Sales from Lufkin RMT contributed $2.0 million during 2009. Power Transmission backlog at December 31, 2009, decreased to $97.0 million from $129.3 million at December 31, 2008, primarily from decreased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 27.3% for the year ended December 31, 2009, compared to 31.8% for the year ended December 31, 2008, or 4.5 percentage points. This gross margin decrease was primarily from the unfavorable impact of lower production levels in manufacturing and repair on fixed cost coverage.

Direct selling, general and administrative expenses for Power Transmission remained at $23.5 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. However, direct selling, general and administrative expenses as a percentage of sales increased to 13.7% for the year ended December 31, 2009, from 12.4% for the year ended December 31, 2008.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $24.9 million for the year ended December 31, 2009, a decrease of $1.0 million or 4.0%, from $25.9 million for the year ended December 31, 2008.

Interest income, interest expense and other income and expense for the year ended December 31, 2009, increased to $1.6 million of income compared to $0.3 million of income for the year ended December 31, 2008, from currency gains offsetting reduced interest income and increased interest expense.

Pension expense, which is reported as an increase in cost of sales, increased to $10.7 million for the year ended December 31, 2009, compared to pension income of $1.3 million for the year ended December 31, 2008. This expense increase was primarily due to lower expected returns on asset balances and the amortization of previously deferred market losses out of other comprehensive income. Pension expense in 2010 is expected to be consistent with 2009 levels.

The net tax rate for the year ended December 31, 2009, was 31.9%, compared to 35.5% for the year ended December 31, 2008. The net tax rate in 2009 benefitted from adjustments to prior period tax filings in the U.S., the settlement of the 2006 IRS tax audit, revised 199 manufacturing deduction claims and R&E tax credit estimate adjustments. The tax rate for 2010 is expected to be approximately 36.0%.

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

*Due to the discontinuation of the Trailer segment, certain items previously allocated to that segment in cost of sales have been reclassified to continuing operations. The adjustment is related to pension and postretirement charges associated with Trailer personnel that will continue to be a liability in future years.

Oil Field

Oil Field sales increased to $551.8 million, or by 38.9%, for the year ended December 31, 2008, from $397.4 million for the year ended December 31, 2007. New unit sales of $342.1 million during 2008 were up $113.9 million, or 49.9%, compared to $228.2 million during 2007, primarily from higher U.S. demand. Service sales of $103.0 million during 2008 were up $20.8 million, or 25.3%, compared to $82.2 million during 2007, from growth in the U.S. market. Automation sales of $82.4 million during 2008 were up $25.5 million, or 44.8%, compared to $56.9 million during 2007, from growth in U.S. sales. Commercial casting sales of $24.4 million during 2008 were down $5.7 million, or 19.0%, compared to $30.1 million during 2007, from lower sales to the machine tool market. Oil Field’s backlog also increased to $188.1 million as of December 31, 2008, from $76.9 million at December 31, 2007. This increase was driven by increased bookings for new units for the U.S. and Latin American markets as higher energy prices drove increased drilling and workover activity. Also, certain U.S. customers placed orders for new units to be shipped through the first half of 2009 versus their normal buying practice of ordering units as needed.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 27.8%, or 0.3 percentage points, for year ended December 31, 2008, compared to 27.5% for the year ended December 31, 2007. This gross margin increase was related to price increases instituted to offset material price increases and the favorable mix effect of increased new unit sales, partially offset by higher raw material costs resulting in an increase to LIFO inventory reserves of $4.1 million, or 0.7 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings.

Direct selling, general and administrative expenses for Oil Field increased to $22.6 million, or by 31.8%, for the year ended December 31, 2008, from $17.1 million for the year ended December 31, 2007. This increase is due to higher employee-related expenses in support of increased sales volumes, third-party commissions and bad debt provisions. In the fourth quarter of 2008, a provision of $1.2 million was made for the probable bankruptcy of a Middle East customer. However, direct selling, general and administrative expenses as a percentage of sales decreased to 4.1% for the year ended December 31, 2008, from 4.3% for the year ended December 31, 2007.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $189.4 million, or by 19.5%, for the year ended December 31, 2008, compared to $158.5 million for the year ended December 31, 2007. New unit sales of $144.9 million during 2008 were up $24.7 million, or 20.5%, compared to $120.2 million during 2007, from increased sales of high-speed units for the oil and gas markets and increased sales of marine units for the coastal, river and inland-waterway transportation markets. Repair and service sales of $44.5 million during 2008 were up $6.3 million, or 16.4%, compared to $38.2 million during 2007. Power Transmission backlog at December 31, 2008, increased to $129.3 million from $122.2 million at December 31, 2007, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 31.8%, or by 1.3 percentage points, for the year ended December 31, 2008, compared to 33.1% for the year ended December 31, 2007. This gross margin decrease was primarily from higher raw material costs resulting in additions to LIFO inventory reserves of $1.7 million, or 0.9 percentage points of gross margin, related to the inflationary impact of higher raw material prices for steel and castings and from the unfavorable mix effect of increased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $23.5 million, or by 32.1%, for the year ended December 31, 2008, from $17.8 million for the year ended December 31, 2007. This increase was due to higher employee-related expenses in support of increased sales volumes, third-party commissions in certain international markets and bad debt provisions. In the fourth quarter of 2008, a provision of $1.2 million was made for the bankruptcy of a U.S. petrochemical customer. Direct selling, general and administrative expenses as a percentage of sales increased to 12.4% for the year ended December 31, 2008, from 11.2% for the year ended December 31, 2007.

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

Pension income, which is reported as a reduction of cost of sales, decreased to $1.3 million for the year ended December 31, 2008, or by 60%, compared to $3.3 million for the year ended December 31, 2007. This decrease was primarily due to lower expected returns on asset balances.

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
Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2010, and the foreseeable future.

The Company’s cash balance totaled $100.9 million at December 31, 2009, compared to $107.8 million at December 31, 2008. For the year ended December 31, 2009, net cash provided by operating activities was $101.8 million, net cash used in investing activities totaled $91.8 million and net cash used in financing activities amounted to $17.4 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $48.7 million and a decrease in working capital of $53.1 million. This working capital decrease was primarily due to a reduction in trade receivables balances of $59.3 million and inventory balances of $28.7 million due to sales volumes declines since the fourth quarter of 2008, partially offset by reductions in accounts payable and accrued liabilities of $29.4 million. Net cash used in investing activities included net capital expenditures totaling $38.9 million and the ILS and RMT acquisitions totaling $51.7 million. Capital expenditures in 2009 were primarily for new facilities to support geographical and product line expansions in the Oil Field and Power Transmission segments. Capital expenditures for 2010 are projected to approximately remain at the 2009 spending levels, primarily for the new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. The Company is reviewing additional international expansion opportunities that would require significant capital spending over several years, but these plans have not been finalized. Significant components of net cash used by financing activities included dividend payments of $14.9 million, or $1.00, per share and debt repayments of $3.4 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $16.4 million, $23.6 million of borrowing capacity was available at December 31, 2009.  The fair market value of the outstanding debt as of December 31, 2009 is not materially different than its carrying value.

The Company assumed various notes payable and entered into purchase price hold back agreements in conjunction with the ILS and RMT acquisitions in 2009. These obligations will require principal payments of $1.3 million during 2010.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2009. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than three months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$9,748	$1,800	$1,997	$1,331	$4,620
Contractual commitments for capital expenditures	6,105	6,105	-	-	-
Contractual debt obligations	2,888	1,372	1,516	-	-

Total	$18,741	$9,277	$3,513	$1,331	$4,620

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2010 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of $5.4 million and to its post-retirement health and life plans of approximately $0.6 million in 2010. Contribution levels to these plans after 2010 will depend on participation in the plans, possible plan changes, discount rates and actual rates of return on plan assets.

As discussed in Note 17 – “Business Segment Information” in the Notes to Consolidated Financial Statements, set forth in Part II, Item 6 of this Form 10-K, the Consolidated Balance Sheet at December 31, 2009 includes approximately $1.5 million of liabilities associated with uncertain tax positions in the jurisdictions in which Lufkin conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on our financial statements.

In December 2008, the FASB issued guidance under ASC 715, Compensation – Retirement Benefits – Defined Benefit Plans, requiring annual disclosure of major categories of plan assets, investment policies and strategies, fair value measurement of plan assets and significant concentration of credit risks related to defined benefit pension or other postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009.

Management believes the impact of other recently issued guidance, which is not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Assuming all other variables held constant, differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2009 results excluding the impact of curtailment:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(613)	$(16)
.25 percentage point decrease	641	10

Effect of change on PBO/APBO:

.25 percentage point increase	$(5,962)	$(195)
.25 percentage point decrease	6,257	203

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(429)	$-
.25 percentage point decrease	429	-

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. While the Company’s accounts receivable are concentrated with customers in the energy industry the Company performs credit evaluations on current and potential customers and adjusts credit limits as appropriate.  In certain circumstances the Company will obtain collateral to mitigate higher credit risk.

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

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of December 31, 2009, this inter-company debt was comprised of a $0.3 million receivable and a $7.7 million payable from France and Canada, respectively. As of December 31, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2009, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which appears herein.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.
Lufkin, Texas

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting at Item 8. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008
(Thousands of dollars, except share and per share data)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$100,858	$107,756
Receivables, net	92,506	139,144
Income tax receivable	4,303	978
Inventories	110,605	128,627
Deferred income tax assets	5,198	4,941
Other current assets	4,351	3,674
Current assets from discontinued operations	811	618
Total current assets	318,632	385,738

Property, plant and equipment, net	159,770	130,079
Goodwill, net	45,001	11,862
Other assets, net	18,187	2,546
Long-term assets from discontinued operations	-	493
Total assets	$541,590	$530,718

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$19,993	$38,543
Current portion of long-term debt	1,372	-
Accrued liabilities:
Payroll and benefits	9,568	14,046
Warranty expenses	4,220	3,586
Taxes payable	4,562	5,894
Other	24,147	25,340
Current liabilities from discontinued operations	1,026	1,404
Total current liabilities	64,888	88,813

Long-term debt	1,516	-
Deferred income tax liabilities	10,950	9,219
Postretirement benefits	7,874	7,070
Other liabilities	20,647	11,618
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	37	61

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 15,808,588 and 15,791,963 shares issued , respectively	15,809	15,792
Capital in excess par	70,508	63,014
Retained earnings	421,908	414,748
Treasury stock, 923,168 and 931,168 shares, respectively, at cost	(34,621)	(34,917)
Accumulated other comprehensive income (loss)	(37,926)	(44,700)
Total shareholders' equity	435,678	413,937
Total liabilities and shareholders' equity	$541,590	$530,718

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2009, 2008 and 2007
(Thousands of dollars, except per share data)

	2009	2008	2007

Sales	$521,359	$741,194	$555,806

Cost of sales	408,815	527,120	393,538

Gross profit	112,544	214,074	162,268

Selling, general and administrative expenses	75,120	71,974	57,582
Litigation reserve	6,000	6,000	-

Operating income	31,424	136,100	104,686

Interest income	899	1,737	3,751
Interest expense	(650)	(193)	(273)
Other income (expense), net	1,339	(1,232)	1,294

Earnings from continuing operations before income
tax provision	33,012	136,412	109,458

Income tax provision	10,533	48,387	37,673

Earnings from continuing operations	22,479	88,025	71,785

(Loss) earnings from discontinued operations, net of tax	(453)	214	2,426

Net earnings	$22,026	$88,239	$74,211

Basic earnings per share

Earnings from continuing operations	$1.51	$5.96	$4.82
(Loss) earnings from discontinued operations	(0.03)	0.01	0.16

Net earnings	$1.48	$5.97	$4.98

Diluted earnings per share

Earnings from continuing operations	$1.51	$5.91	$4.76
(Loss) earnings from discontinued operations	(0.03)	0.01	0.16

Net earnings	$1.48	$5.92	$4.92

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

							Accumulated
	Common						Other
	Stock		Capital			Compre-	Compre-
Years Ended December 31, 2009, 2008 and 2007	Shares, net	Common	In Excess	Retained	Treasury	hensive	hensive
(Thousands of dollars, except share data)	of Treasury	Stock	of Par	Earnings	Stock	Income	Income (Loss)	Total

Balance, Dec. 31, 2006	14,927,625	$15,323	$38,173	$280,198	$(4,083)		$(1,471)	$328,140

Comprehensive income:

Net earnings				74,211		74,211		74,211
Other comprehensive income, net of tax:
Foreign currency translation adjsutments						5,057	5,057	5,057
Defined benefit pension plans						6,979	6,979	6,979
Defined benefit post-retirement plans						504	504	504
Total comprehensive income						$86,751

Cash dividends				(13,094)				(13,094)
Treasury stock purchases	(500,000)				(27,497)			(27,497)
Stock-based compensation			3,682					3,682
Exercise of stock options	211,281	211	6,460					6,671
Balance, Dec. 31, 2007	14,638,906	$15,534	$48,315	$341,315	$(31,580)		$11,069	$384,653

Comprehensive income:

Net earnings				88,239		88,239		88,239
Other comprehensive income, net of tax:
Foreign currency translation adjsutments						(5,503)	(5,503)	(5,503)
Defined benefit pension plans						(50,142)	(50,142)	(50,142)
Defined benefit post-retirement plans						(124)	(124)	(124)
Total comprehensive income						$32,470

Cash dividends				(14,806)				(14,806)
Treasury stock purchases	(71,890)				(4,623)			(4,623)
Stock-based compensation			3,584					3,584
Exercise of stock options	293,779	258	11,115		1,286			12,659
Balance, Dec. 31, 2008	14,860,795	$15,792	$63,014	$414,748	$(34,917)		$(44,700)	$413,937

Comprehensive income:

Net earnings				22,026		22,026		22,026
Other comprehensive income, net of tax:
Foreign currency translation adjsutments						3,525	3,525	3,525
Defined benefit pension plans						3,993	3,993	3,993
Defined benefit post-retirement plans						(744)	(744)	(744)
Total comprehensive income						$28,800

Cash dividends				(14,866)				(14,866)
Treasury stock purchases					11			11
Tax settlement on stock-based compensation			3,880					3,880
Stock-based compensation			2,943					2,943
Exercise of stock options	24,626	17	671		285			973
Balance, Dec. 31, 2009	14,885,421	$15,809	$70,508	$421,908	$(34,621)		$(37,926)	$435,678

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007
(Thousands of dollars)
	2009	2008	2007
Cash flows form operating activities:
Net earnings	$22,026	$88,239	$74,211
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	18,457	15,699	14,008
(Recovery) provision for losses on receivables	(1,840)	2,508	11
LIFO (income) expense	(2,964)	7,742	1,905
Deferred income tax (benefit)/provision	(913)	(3)	7,250
Excess tax benefit from share-based compensation	(259)	(4,140)	(3,031)
Share-based compensation expense	2,943	3,584	3,682
Pension expense (income)	10,665	(1,274)	(3,257)
Postretirement expense (income)	539	(48)	(400)
(Gain) loss on disposition of property, plant and equipment	(354)	27	(636)
Loss (income) from discontinued operations	453	(214)	(2,426)
Changes in:
Receivables, net	58,461	(52,554)	(2,928)
Income tax receivable	(3,248)	1,409	(4,573)
Inventories	28,650	(46,151)	(15,596)
Other current assets	(1,376)	(2,144)	177
Accounts payable	(22,878)	24,201	7,788
Accrued liabilities	(6,531)	12,060	13,532
Net cash provided by continuing operations	101,831	48,941	89,717
Net cash (used in) provided by discontinued operations	-	(1,813)	593
Net cash provided by operating activities	101,831	47,128	90,310

Cash flows from investing activites:
Additions to property, plant and equipment	(39,825)	(29,552)	(18,815)
Proceeds from disposition of property, plant and equipment	923	219	1,383
(Increase) decrease in other assets	(1,216)	579	(64)
Acquisition of other companies	(51,658)	-	-
Net cash used in continuing operations	(91,776)	(28,754)	(17,496)
Net cash provided by (used in) discontinued operations	-	1,813	(593)
Net cash used in investing activities	(91,776)	(26,941)	(18,089)

Cash flows from financing activites:
Payments of notes payable	(3,426)	-	-
Dividends paid	(14,866)	(14,806)	(13,094)
Excess tax benefit from share-based compensation	259	4,140	3,031
Proceeds from exercise of stock options	612	8,295	3,467
Purchases of treasury stock	11	(4,623)	(27,497)
Net cash used in financing activities	(17,410)	(6,994)	(34,093)

Effect of translation on cash and cash equivalents	457	(1,185)	(177)

Net (decrease) increase in cash and cash equivalents	(6,898)	12,008	37,951

Cash and cash equivalents at beginning of period	107,756	95,748	57,797

Cash and cash equivalents at end of period	$100,858	$107,756	$95,748

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

Change in Accounting Policy:  We perform our goodwill impairment test at least annually and more often if events or changes in circumstances indicate it is more likely than not that its carrying value exceeds its fair value. Since the adoption of ASC 350, Intangibles – Goodwill and Other through March 1, 2009, we have performed the annual impairment testing of goodwill using March 1 as the measurement date. Our financial and strategic planning process, including the preparation of long-term cash flow projections, commences in September and typically concludes in November of the same year. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. As a result, conducting the annual impairment test using a March 1 measurement date has resulted in inefficiencies and duplicative efforts on our resources. Accordingly, effective in October 2009, we have changed our goodwill impairment measurement date from March 1 to October 31. In the current year, we tested our goodwill for impairment on October 31, 2009 and March 1, 2009, and concluded there was no impairment of the carrying value of the goodwill.  In addition, based on the results of impairment tests performed in fiscal years 2008 and 2007, the Company concluded there was no impairment of the carrying value of the goodwill in the prior periods presented in the consolidated financial statements.  We believe that using the October 31 measurement date will better align our resources with the completion of our long-term financial projections. We believe that this accounting change is to an alternative accounting principle that is preferable under the circumstances and does not result in the delay, acceleration or avoidance of an impairment charge. We have determined that this change in accounting principle does not result in adjustments to our consolidated financial statements when applied retrospectively.

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized, and are and tested for impairment at least annually. During the fourth quarter of 2009, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. No impairment was recorded.

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

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $70.0 million at December 31, 2009, the majority of which has been generated in Argentina, Canada and France. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

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

Financial instruments:  The Company’s financial instruments include cash, accounts receivable, and accounts payable.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2009 and 2008, the Company had no derivative financial instruments.

Stock-based compensation: Employee services received in exchange for stock are expensed. The fair value of the employee services received in exchange for stock is measured based on the grant-date fair value. The fair value is estimated using the Black-Scholes option-pricing model for the stock option. Awards granted are expensed pro-ratably over the service period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

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

Recently issued accounting pronouncements:

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on our financial statements.

In December 2008, the FASB issued guidance under ASC 715, Compensation – Retirement Benefits – Defined Benefit Plans, requiring annual disclosure of major categories of plan assets, investment policies and strategies, fair value measurement of plan assets and significant concentration of credit risks related to defined benefit pension or other postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009.  See Footnote 10 “Retirement Benefits” for new disclosure requirements.

Management believes the impact of other recently issued guidance, which is not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption

(2) Acquisitions

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

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired amount to $33.1 million and has been recorded as goodwill in the accompanying December 31, 2009, consolidated balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$56,158

Receivables	5,786
Inventories	5,705
Other current assets	1,225
Deferred tax asset	80
Property, plant and equipment	5,794
Intangible assets	15,280
Accounts payable	(2,426)
Other short-term accrued liabiltiies	(575)
Other long-term accrued liabilities	(363)
Deferred tax liability	(1,100)
Long-term debt	(6,314)

Goodwill recorded	$33,066

The Company also entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment is due March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At December 31, 2009, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the consolidated balance sheet.

Revenues and earnings to date on the aforementioned acquisitions for all 2009 are not material.  Pro forma schedules have not been included as the impact on the prior and current periods presented is not material.

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

(3) Discontinued Operations
During the second quarter of 2008, the Trailer segment was classified as a discontinued operation.

Operating results of discontinued operations were as follows (in thousands of dollars):

	2009	2008	2007

Sales	$36	$7,135	$41,381

Earnings before income tax provision	(724)	450	3,268

Income tax provision	271	(236)	(842)

Earnings from discontinued operations, net of tax	$(453)	$214	$2,426

	December 31,	December 31,
	2009	2008

Receivables, net	$17	$56
Income tax receivable	302	-
Deferred income tax assets	492	562

Current assets from discontinued operations	811	618

Property, plant and equipment, net	-	-
Other assets, net	-	493

Long-term assets from discontinued operations	-	493

Total assets from discontinued operations	$811	$1,111

Accounts payable	$10	$154
Accrued liabilities:
Payroll and benefits	70	104
Warranty expenses	240	410
Taxes payable	-	120
Other	706	616

Current liabilities from discontinued operations	1,026	1,404

Long-term liabilities	37	61

Total liabilities from discontinued operations	$1,063	$1,465

(4) Receivables
The following is a summary of the Company's receivable balances at December 31:

(Thousands of dollars)	2009	2008

Accounts receivable	$87,497	$138,706
Notes receivable	482	157
Other receivables	4,767	1,015
Gross receivables	92,746	139,878

Allowance for doubtful accounts receivable	(240)	(734)
Net receivables	$92,506	$139,144

During 2009, the Company recovered certain receivables reserved in 2008, resulting in $1.8 million of income, which is included in selling, general and administrative expenses on the income statement.  Bad debt expense related to receivables was $2.5 million in 2008 and was negligible in 2007.

(5) Inventories
Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2009	2008

Gross inventories @ FIFO:
Finished goods	$7,545	$2,643
Work in progress	21,435	28,230
Raw materials & component parts	100,347	122,604
Maintenance, tooling & supplies	13,882	12,611
Total gross inventories @ FIFO	143,209	166,088
Less reserves:
LIFO	29,961	32,926
Valuation	2,643	4,535
Total inventories as reported	$110,605	$128,627

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $76.7 million and $109.2 million at December 31, 2009 and 2008, respectively.

(6) Property, Plant & Equipment
The following is a summary of the Company’s P. P. & E. balances at December 31:

(Thousands of dollars)	2009	2008

Land	$6,735	$6,525
Land improvements	10,146	10,219
Buildings	92,467	75,756
Machinery and equipment	265,958	245,014
Furniture and fixtures	5,985	5,616
Computer equipment and software	15,388	14,666
Total property, plant and equipment	396,679	357,796
Less accumulated depreciation	(236,909)	(227,717)
Total property, plant and equipment, net	$159,770	$130,079

Depreciation expense related to property, plant and equipment was $17.1 million, $15.6 million and $13.7 million in 2009, 2008 and 2007, respectively.

(7) Goodwill & Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 are as follows (in thousands of dollars):

		Power
(Thousands of dollars)	Oil Field	Transmission	Total

Balance as of 12/31/07	$9,447	$2,543	$11,990

Foreign currency translation	(19)	(109)	(128)

Balance as of 12/31/08	9,428	2,434	11,862

Goodwill acquired during the period	28,577	4,489	33,066
Foreign currency translation	13	60	73

Balance as of 12/31/09	$38,018	$6,983	$45,001

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS and RMT acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	December 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$258	$1,806	7.2
Customer relationships and contracts	13,216	1,043	12,173	10.0

	$15,280	$1,301	$13,979	7.0

Amortization expense of intangible assets was approximately $1.3 million for the year ended December 31, 2009. There was no intangible amortization expense in the years ended December 31, 2008 and 2007. Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/10	$1,672
For the year ended 12/31/11	1,672
For the year ended 12/31/12	1,573
For the year ended 12/31/13	1,553
For the year ended 12/31/14	1,441
Thereafter	$6,068

(8) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2009	2008

Customer prepayments	$7,945	$12,925
Litigation reserves	6,637	6,000
Deferred compensation & benefit plans	5,500	4,046
Accrued professional services	548	1,097
Hold back consideration	1,605	-
Other accrued liabilities	1,912	1,272
Total other current accrued liabilities	$24,147	$25,340

(9) Debt Obligations
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	December 31,	December 31,
	2009	2008

Long-term notes payable	$2,888	$-

Less current portion of long-term debt	(1,372)	-

Long-term debt	$1,516	$-

Principal payments of long-term debt by year are as follows (in thousands of dollars):

2011	$1,349
2012	167

Total	$1,516

The Company’s current debt at December 31, 2009, primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before December 31, 2010.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  On the outstanding principal balance as of December 31, 2009, the Company has secured letters of credit for $1.5 million and the remaining $1.4 million is secured by collateral consisting of equipment, inventory, and accounts receivable.  The fair market value of the outstanding debt as of December 31, 2009 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing. In connection with the RMT acquisition, the Company also assumed several notes payable to individuals and banks in the amount of $1.5 million, which were paid in full at closing.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2009, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $16.4 million, $23.6 million of borrowing capacity was available at December 31, 2009.

(10) Retirement Benefits
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

The Company reduced its U.S. employee base which resulted in a curtailment loss of $1.5 million, which is recorded in cost of sales on the income statement.

The Company is also required by the French government to provide a lump sum benefit payable upon retirement to its French employees.  A dedicated insurance policy is in place that can reimburse the Company for these retirement payments.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through December 31, 2009. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $3.3 million, $3.5 million and $3.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Consolidated Balance Sheet.

Obligations and Funded Status
At December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2009	2008	2009	2008

Changes in benefit obligation

Benefit obligation at beginning of year	$187,350	$171,445	$7,657	$7,926

Service cost	4,769	4,933	145	152
Interest cost	11,970	10,979	503	455
Plan participants' contributions	-	-	880	946
Plan change	-	3,143	640	-
Actuarial loss (gain)	13,844	5,583	471	(21)
Benefits paid	(9,204)	(8,733)	(1,569)	(1,801)
Curtailments	(1,136)	-	(241)	-
Other	1,154	-		-

Benefit obligation at end of year	208,747	187,350	8,486	7,657

Change in plan assets

Fair value of plan assets at beginning of year	176,477	238,975	-	-

Actual return on plan assets	24,412	(54,062)	-	-
Employer contributions	281	297	688	855
Plan participants' contributions	-	-	881	946
Benefits paid	(9,204)	(8,733)	(1,569)	(1,801)
Other	664	-	-	-

Fair value of plan assets at end of year	192,630	176,477	-	-

Funded (unfunded) status at end of year	$(16,117)	$(10,873)	$(8,486)	$(7,657)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2009	2008	2009	2008

Other current accrued liabilities	$(317)	$(270)	$(612)	$(587)
Postretirement benefits	-	-	(7,874)	(7,070)
Other long-term liabilities	(15,800)	(10,603)	-	-

	$(16,117)	$(10,873)	$(8,486)	$(7,657)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2009	2008	2009	2008

Prior service cost	$4,369	$5,850	$323	$-
Net loss (gain)	40,559	43,072	(1,289)	(1,709)

	$44,928	$48,922	$(966)	$(1,709)

The accumulated benefit obligation for all defined benefit pension plans was $193.1 million and $174.1 million at December 31, 2009, and 2008, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Thousands of dollars)	2009	2008	2007	2009	2008	2007

Net Periodic Benefit Cost

Service cost	$4,769	$4,933	$5,452	$145	$151	$174
Interest cost	11,970	10,979	9,725	503	455	458
Expected return on plan assets	(12,285)	(16,664)	(17,646)	-	-	-
Amortization of prior service cost	795	649	566	54	-	-
Amortization of net (gain) loss	4,566	181	102	(217)	(217)	(227)
Amortization of transition asset	-	(638)	(926)	-	-	-
Curtailment	1,542	-	-	(145)	-	-

Net periodic benefit cost (income)	$11,357	$(560)	$(2,727)	$340	$389	$405

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.9 million and $0.8 million, respectively. The estimated net gain and prior service cost for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.1 million, respectively.

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.25% - 5.80%	6.18% - 6.40%	5.58%	6.25%
Rate of compensation increase	2.0% - 4.5%	4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.00% - 6.40%	6.25% - 6.35%	5.75%	6.25%	6.20%	5.75%
Expected long-term return on plan assets	7.30%	7.30%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

For 2009, the Company assumed a long-term asset rate of return of 7.3%. In developing the 7.3% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2008), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Plan Assets

The Company’s qualified pension plan assets at December 31, 2009 are as follows:

Fair Value Measurements at December 31, 2009 (in thousands)

		Quoted Prices in	Significant	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$3,019	$3,019
Equity securities:
Common stock	56,307	56,307
International stock - commingled funds (a)	22,106		$22,106
International stock - mutual fund	10,823	10,823
Fixed income securities:
U.S. Treasuries	8,905	8,905
Mortgage-backed securities	17,721		17,721
Collateralized mortgage obligations	5,141		5,141
Corporate bonds (b)	21,556		21,556
Other types of investments:
Equity long/short hedge funds (c)	34,289			$34,289
Insurance policy (d)	664			664
Real Estate (e)	12,099			12,099

Total	$192,630	$79,054	$66,524	$47,052

(a)	This category represents International Equity Commingled Funds which invests in international stocks. The benchmark is the MSCI EAFE Index.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)
This category includes hedge funds that invest both long and short in primarily U.S. common stocks.  Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position; however it is expected that the equity long/short hedge funds will have a net long position.

(d)	This category includes a private insurance policy used for French retirement benefits.
(e)	This category includes a RREEF America II Fund which consists of commingled private real estate.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Equity Long/Short		Insurance
	Hedge Funds	Real Estate	Contracts	Total

Beginning balance at December 31, 2008	$29,827	$14,747	$-	$44,574

Actual return on plan assets:
Relating to assets still held at the reporting date	4,462	(2,648)		1,814
Relating to assets sold during the period				-
Purchases, sales, and settlements
Other			664	664
Transfers in and/or out of Level 3				-

Ending balance at December 31, 2009	$34,289	$12,099	$664	$47,052

Equity Long/Short Hedge Funds

Hedge fund-of-funds are based on daily closing or institutional evaluation prices of underlying securities consistent with industry practices.

Real Estate

Real estate securities are valued based on recent market appraisals of underlying property as well as valuation methodologies to determine the most probable cash price in a competitive market.

Insurance Contracts

Insurance contracts are valued based upon underlying securities consistent with industry practices.

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

No equity or debt securities of the Company were held by the plan at December 31, 2009, or 2008.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2009, and 2008.

Cash Flows

Contributions

The Company expects to make contributions of $5.4 million to the pension plans and expects to make contributions of $0.6 million to the postretirement plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2010	$10,420	$629
2011	11,167	644
2012	11,891	659
2013	12,435	681
2014	13,275	694
2015 - 2019	77,102	3,582

(11) Other Comprehensive Income
The following table illustrates the related tax effect allocated to each component of other comprehensive income:

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2007

Foreign currency translation adjustments	$5,057	$-	$5,057

Defined benefit pension plans:
Amortization of net prior service cost	566	(207)	359
Amortization of net loss	102	(37)	65
Amortization of net transition asset	(926)	339	(587)
Net gain arising during period	11,265	(4,123)	7,142
Total defined benefit pension plans	11,007	(4,028)	6,979

Defined benefit postretirement plans:
Amortization of net gain	(227)	83	(144)
Net gain arising during period	1,022	(374)	648
Total defined benefit postretirement plans	795	(291)	504

Other comprehensive income	$16,859	$(4,319)	$12,540

Year ended December 31, 2008

Foreign currency translation adjustments	$(5,503)	$-	$(5,503)

Defined benefit pension plans:
Amortization of net prior service cost	649	(238)	411
Amortization of net loss	181	(66)	115
Amortization of net transition asset	(638)	234	(404)
Net prior service cost	(3,143)	1,154	(1,989)
Net loss arising during period	(76,309)	28,034	(48,275)
Total defined benefit pension plans	(79,260)	29,118	(50,142)

Defined benefit postretirement plans:
Amortization of net gain	(217)	80	(137)
Net gain arising during period	21	(8)	13
Total defined benefit postretirement plans	(196)	72	(124)

Other comprehensive income	$(84,959)	$29,190	$(55,769)

Year ended December 31, 2009

Foreign currency translation adjustments	$3,525	$-	$3,525

Defined benefit pension plans:
Amortization of net prior service cost	795	(293)	502
Amortization of net loss	4,566	(1,682)	2,884
Net loss arising during period	(1,717)	632	(1,085)
Other	2,678	(986)	1,692
Total defined benefit pension plans	6,322	(2,329)	3,993

Defined benefit postretirement plans:
Amortization of net prior service cost	54	(20)	34
Amortization of net gain	(217)	80	(137)
Net loss arising during period	(471)	174	(297)
Net prior service cost	(640)	235	(405)
Other	96	(35)	61
Total defined benefit postretirement plans	(1,178)	434	(744)

Other comprehensive income	$8,669	$(1,895)	$6,774

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Income

Balance, Dec. 31, 2007	$8,015	$1,221	$1,833	$11,069

Current-period change	(5,503)	(50,142)	(124)	(55,769)

Balance, Dec. 31, 2008	2,512	(48,921)	1,709	(44,700)

Current-period change	3,525	3,993	(744)	6,774

Balance, Dec. 31, 2009	$6,037	$(44,928)	$965	$(37,926)

(12) Earnings per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for 2009, 2008 and 2007, are illustrated below:

	2009	2008	2007
Weighted average common shares outstanding for basic EPS	14,864,937	14,788,867	14,901,176
Effect of dilutive securities: employee stock options	38,034	121,246	189,187
Adjusted weighted average common shares outstanding for diluted EPS	14,902,971	14,910,113	15,090,363

Options to purchase a total of 521,164, 167,870 and 202,302 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2009, 2008 and 2007, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(13) Stock Option Plans
The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007:

(Thousands of dollars)	2009	2008	2007

Stock-based compensation expense	$2,943	$3,584	$3,682
Tax benefit	(1,089)	(1,326)	(1,362)

Stock-based compensation expense, net of tax	$1,854	$2,258	$2,320

The fair value of each option grant during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Expected dividend yield	1.73% - 2.80%	1.33% - 2.20%	1.30% - 1.60%
Expected stock price volatility	46.80% - 56.30%	41.00% - 49.70%	41.10% - 46.20%
Risk free interest rate	1.09% - 2.73%	1.53% - 3.27%	3.71% - 4.85%
Expected life of options	3 - 7 years	2 - 6 years	3 - 6 years
Weighted-average fair value per share at grant date	$20.25	$19.72	$23.48

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

A summary of stock option activity under the plans during year ended December 31, 2009, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2009	548,639	$51.42
Granted	190,500	51.34
Exercised	(24,625)	24.83
Forfeited or expired	(5,499)	20.65
Outstanding at December 31, 2009	709,015	$52.56	7.9	$14,664
Exercisable at December 31, 2009	379,248	$50.69	6.9	$8,567

As of December 31, 2009, there was $4.7 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of stock options exercised in 2009, 2008 and 2007 was $1.0 million, $14.4 million and $9.6 million, respectively.

(14) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2009, no shares of preferred stock had been issued.

(15) Income Taxes

Earnings from continuing operations before income taxes for 2009, 2008 and 2007 consisted of the following:

(Thousands of dollars)	2009	2008	2007

Domestic	$17,880	$112,722	$86,650
Foreign	15,132	23,690	22,808

Total earnings before income taxes	$33,012	$136,412	$109,458

The income tax provision for 2009, 2008 and 2007 consisted of the following:

(Thousands of dollars)	2009	2008	2007

Current:

U.S. federal and state income taxes	$7,286	$42,487	$23,892
Foreign	4,793	5,514	5,763

Total current	12,079	48,001	29,655

Deferred:

U.S. federal and state income taxes	(1,186)	(823)	7,579
Foreign	(360)	1,209	439

Total deferred	(1,546)	386	8,018

Total	$10,533	$48,387	$37,673

Cash payments for income taxes totaled $22.0 million, $45.1 million and $26.7 million for 2009, 2008 and 2007, respectively.

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2009	2008	2007

Tax provision computed at statutory rate	$11,554	$47,744	$38,310
Tax effect of:
Expenses for which no benefit was realized	335	936	459
Change in effective state tax rate	(44)	115	53
Tax credit	(962)	(237)	(459)
State taxes net of federal benefit	504	2,351	1,261
Benefit of manufacturing deduction	(481)	(1,892)	(1,105)
Other, net	(373)	(630)	(846)

Total provision for taxes	$10,533	$48,387	$37,673

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

(Thousands of dollars)	2009	2008

Deferred income tax assets:

Pension costs	$7,523	$5,124
Payroll and benefits	967	927
Accrued warranty expenses	1,328	1,144
Postretirement benefits	6,543	5,209
Accrued liabilities	3,295	761
Other, net	120	0

Total deferred income tax assets	19,776	13,165
Less valuation allowance	(69)	(75)

Total deferred income tax assets	19,707	13,090

Noncurrent deferred income tax liabilities:

Prepaid expenses	(335)	(318)
Depreciation	(18,387)	(14,857)
Inventories	(730)	(361)
Other, net	(5,515)	(1,270)

Total noncurrent deferred income tax liabilities, net	(24,967)	(16,806)

Total net deferred tax liability	$(5,260)	$(3,716)

Current deferred tax asset

Continuing operations	$5,198	$4,941
Discontinued operations	492	562

Total current deferred tax asset	5,690	5,503

Non-current deferred tax liability

Continuing operations	(10,950)	(9,219)
Discontinued operations	-	-

Total non-current deferred tax liability	(10,950)	(9,219)

Total net deferred tax liability	$(5,260)	$(3,716)

As of January 1, 2009, the Company had approximately $1.4 million of total gross unrecognized tax benefits.  Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of December 31, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  Of this total, $1.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2009	2008	2007

Balance at January 1,	$1,368	$2,743	$3,383

Gross increases- current year tax positions	593	-	293
Gross increases- tax positions from prior periods	93	328	21
Gross decreases- tax positions from prior periods	(372)	(813)	(648)
Settlements	(173)	(890)	(306)

Balance at December 31,	$1,509	$1,368	$2,743

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2006 are closed to assessment. Early in 2009, the Company settled an examination of the 2006 tax year with the IRS.  Statutes for years prior to 2006 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  The Company is currently under examination by the state of Texas for the 2005-2006 tax years, and the Texas Comptroller has proposed adjustments to the Company.  The Company is currently evaluating those proposed adjustments but does not anticipate the adjustments would result in a material change to its financial position.  Settlements are expected in early 2010.  The Company also remains subject to income tax examinations in the following material international jurisdictions: Canada (2005-2008), France (2007-2008), and Argentina (2003-2008).   There are currently open tax exams in Argentina for tax years 2003 and 2007 and in France for 2007-2008.  A tax examination in France for the 2006 tax year closed without any adjustments in late 2009.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $32,000 accrued for interest and penalties at December 31, 2008.  Interest and penalties of $58,000 were accrued during the twelve months ended December 31, 2009.

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

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered Lufkin Industries to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs are required to submit this request within 14 days of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment issued by the Court on January 15, 2010, related to the Company’s ongoing class-action lawsuit. In the fourth quarter of 2009, the Company recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.

On January 15, 2010, the plaintiffs filed a notice of appeal with the U.S. Fifth Circuit Court of Appeals of the District Court’s final judgment. On January 21, 2010, The Company filed a notice of cross-appeal with the same court.  In addition, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals. The District Court granted this motion to stay.

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

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2009 and 2008, is as follows:

(Thousands of dollars)	2009	2008

Beginning balance	$3,586	$2,925

Claims paid or accrued	(3,793)	(2,732)
Additional warranties issued	3,891	3,365
Revisions in estimates	385	122
Foreign currency translation	151	(94)

Ending balance	$4,220	$3,586

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)

2010	$1,800
2011	1,143
2012	836
2013	744
2014	586

All years	$9,748

Expenditures for rentals and leases, including short-term rental contracts, were $6.0 million, $5.2 million and $4.2 million   for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital expenditures: As of December 31, 2009, the Company had contractual commitments for capital expenditures of $6.1 million that are expected to be paid in 2010.

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

(Thousands of dollars)	2009	2008	2007
Sales by segment:
Oil Field	$349,168	$551,814	$397,354
Power Transmission	172,191	189,380	158,452
Total sales	$521,359	$741,194	$555,806
Sales by geographic region:
United States	$290,924	$469,343	$318,668
Europe	50,362	60,463	49,350
Canada	19,039	33,354	31,677
Latin America	94,972	97,310	80,604
Middle East/North Africa	40,310	56,149	52,849
Other	25,752	24,575	22,658
Total sales	$521,359	$741,194	$555,806
Earnings (loss) before income taxes:
Oil Field	$21,405	$116,150	$83,737
Power Transmission	17,040	26,308	27,160
Corporate & Other*	(5,433)	(4,479)	3,626
Adjustment**	-	(1,567)	(5,065)
Total earnings (loss) before income taxes	$33,012	$136,412	$109,458
Assets by segment:
Oil Field	$293,140	$275,395	$226,697
Power Transmission	128,789	126,912	130,008
Corporate & Other*	118,850	127,300	121,361
Adjustment**	-	-	12,327
Total assets	$540,779	$529,607	$490,393
Property, plant & equipment, net, by geographic region
United States	$121,419	$96,566	$82,643
Europe	14,827	11,194	10,947
Canada	9,072	9,731	13,796
Latin America	14,211	12,280	9,516
Other	241	308	288
Total P, P & E, net	$159,770	$130,079	$117,190
Capital expenditures by segment
Oil Field	$27,384	$20,786	$12,830
Power Transmission	12,168	7,755	5,159
Corporate & Other*	273	1,011	826
Total capital expenditures	$39,825	$29,552	$18,815
Depreciation/amortization by segment:
Oil Field	$11,561	$9,815	$8,578
Power Transmission	5,951	5,151	4,704
Corporate & Other*	945	733	726
Total depreciation/amortization	$18,457	$15,699	$14,008

Additional key segment information is presented below:

Year Ended December 31, 2009

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$351,766	$175,476	$-	$-	$527,242
Inter-segment sales	(2,598)	(3,285)	-	-	(5,883)
Net sales	$349,168	$172,191	$-	$-	$521,359

Operating income (loss)	$20,458	$16,966	$(6,000)	$-	$31,424
Other income (expense), net	947	74	567	-	1,588
Earnings (loss) before income tax provision	$21,405	$17,040	$(5,433)	$-	$33,012

Year Ended December 31, 2008

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$557,669	$195,161	$-	$-	$752,830
Inter-segment sales	(5,855)	(5,781)	-	-	(11,636)
Net sales	$551,814	$189,380	$-	$-	$741,194

Operating income (loss)	$117,535	$26,132	$(6,000)	$(1,567)	$136,100
Other income (expense), net	(1,385)	176	1,521	-	312
Earnings (loss) before income tax provision	$116,150	$26,308	$(4,479)	$(1,567)	$136,412

Year Ended December 31, 2007

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$399,955	$161,731	$-	$-	$561,686
Inter-segment sales	(2,601)	(3,279)	-	-	(5,880)
Net sales	$397,354	$158,452	$-	$-	$555,806

Operating income (loss)	$82,629	$27,122	$-	$(5,065)	$104,686
Other income (expense), net	1,108	38	3,626	-	4,772
Earnings (loss) before income tax provision	$83,737	$27,160	$3,626	$(5,065)	$109,458

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

The following table reconciles total assets for the years ended December 31:

(Thousands of dollars)	2009	2008

Assets from continuing operations	$540,779	$529,607

Assets from discontinued operations	811	1,111

Total assets	$541,590	$530,718

(18) Concentrations of Credit Risk
The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the two segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. However, the recent downturn in the global economy has caused a higher level of credit risk. The Company is monitoring the payment practices of customers and is reviewing credit limits more frequently and conservatively than in prior periods. At December 31, 2009, 2008 and 2007, one customer represented 11.0%, 15.4% and 15.9%, respectively, of the consolidated Company sales.

(19) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2009 and 2008:

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2009

Sales	$153.1	$123.7	$117.7	$126.8
Gross profit	34.2	27.0	24.9	26.4
Net earnings	9.1	4.7	5.1	3.6

Basic earnings per share	0.61	0.32	0.34	0.24
Diluted earnings per share	0.61	0.32	0.34	0.24

2008

Sales	$141.1	$174.5	$195.1	$230.5
Gross profit	40.5	47.8	55.8	69.9
Net earnings	15.6	21.2	25.0	26.6

Basic earnings per share	1.06	1.44	1.68	1.79
Diluted earnings per share	1.05	1.42	1.66	1.78

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 regarding directors is incorporated by reference from the information under the captions “Nominees for Director” and “Information About Current and Continuing Directors” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2009. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption  “Information About Current and Continuing Directors – Board Committees” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 related to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Part II, item 5 of this report and is incorporated in Item 12 of this report by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2009, there were no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

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

*10.14	Lufkin Industries, Inc. 2010 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 12, 2010 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

18.1	Accountants' preferability letter regarding change in accounting principles.

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer certification

32.2	Section 1350 Certification of the Chief Financial Officer certification

* Management contract or compensatory plan or arrangement.

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2009	$735	(1,844)		1,349	$240
Year Ended December 31, 2008	89	2,462	-	(1,816)	735
Year Ended December 31, 2007	$129	12	-	(52)	$89

Inventory: Valuation Reserves:

Year Ended December 31, 2009	$4,535	100	-	(1,992)	$2,643
Year Ended December 31, 2008	1,579	2,964	-	(8)	4,535
Year Ended December 31, 2007	$1,172	446	-	(39)	$1,579

Inventory: LIFO Reserves:

Year Ended December 31, 2009	$32,926	(2,965)		-	$29,961
Year Ended December 31, 2008	25,184	7,742	-	-	32,926
Year Ended December 31, 2007	$23,279	1,905	-	-	$25,184

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY   /s/ Christopher L. Boone
Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ J. F. Glick	President/Chief Executive Officer	March 1, 2010
	J. F. Glick	(Principal Executive Officer)
By	/s/ C. L. Boone	Vice President/Treasurer/Chief Financial Officer	March 1, 2010
	C. L. Boone	(Principal Financial and Accounting Officer)
By	/s/ D. V. Smith	Chairman of the Board of Directors	March 1, 2010
D. V. Smith
By	/s/ J. F. Anderson	Director	March 1, 2010
J.F. Anderson
By	/s/ S. V. Baer	Director	March 1, 2010
S. V. Baer
By	/s/ J. D. Hofmeister	Director	March 1, 2010
J. D. Hofmeister
By	/s/ J. T. Jongebloed	Director	March 1, 2010
J. T. Jongebloed
By	/s/ J. H. Lollar	Director	March 1, 2010
J. H. Lollar
By	/s/ B. H. O’Neal	Director	March 1, 2010
B. H. O'Neal
By	/s/ R. R. Stewart	Director	March 1, 2010
R. R. Stewart
By	/s/ H. J. Trout, Jr.	Director	March 1, 2010
H. J. Trout, Jr.
By	/s/ T. E. Wiener	Director	March 1, 2010
T. E. Wiener

INDEX TO EXHIBITS

Exhibit Number	Description

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

*10.14	Lufkin Industries, Inc. 2010 Variable Compensation Plan, included as Exhibit 10.1 to Form 8-K filed February 12, 2010 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

18.1	Accountants' preferability letter regarding change in accounting principles.

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer certification

32.2	Section 1350 Certification of the Chief Financial Officer certification

* Management contract or compensatory plan or arrangement.