Form 10-Q
period 2010-03-31
LUFKIN INDUSTRIES INC
filed 2010-05-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes        No_X__

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
Yes ___No   X

There were 14,964,537 shares of Common Stock, $1.00 par value per share, outstanding as of May 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$107,895	$100,858
Receivables, net	92,341	92,506
Income tax receivable	4,269	4,303
Inventories	114,258	110,605
Deferred income tax assets	5,480	5,198
Other current assets	8,252	4,351
Current assets from discontinued operations	813	811
Total current assets	333,308	318,632

Property, plant and equipment, net	160,758	159,770
Goodwill, net	44,881	45,001
Other assets, net	17,862	18,187
Long-term assets from discontinued operations	-	-
Total assets	$556,809	$541,590

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$24,766	$19,993
Current portion of long-term debt	1,408	1,372
Accrued liabilities:
Payroll and benefits	12,791	9,568
Warranty expenses	4,104	4,220
Taxes payable	5,939	4,562
Other	24,955	24,147
Current liabilities from discontinued operations	1,002	1,026
Total current liabilities	74,965	64,888

Long-term debt	1,146	1,516
Deferred income tax liabilities	11,370	10,950
Postretirement benefits	7,874	7,874
Other liabilities	20,390	20,647
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	37	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 15,851,015 and 15,808,588 shares issued , respectively	15,851	15,809
Capital in excess par	73,623	70,508
Retained earnings	424,168	421,908
Treasury stock, 919,168 and 923,168 shares, respectively, at cost	(34,471)	(34,621)
Accumulated other comprehensive (loss)	(38,144)	(37,926)
Total shareholders' equity	441,027	435,678
Total liabilities and shareholders' equity	$556,809	$541,590

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2010	2009

Sales	$127,123	$153,138

Cost of Sales	98,500	118,955

Gross Profit	28,623	34,183

Selling, general and administrative expenses	19,327	18,430
Litigation reserve	-	3,000

Operating income	9,296	12,753

Interest income	4	860
Interest expense	(150)	(127)
Other income (expense), net	221	(193)

Earnings from continuing operations before income tax provision and discontinued operations	9,371	13,293

Income tax provision	3,374	4,210

Earnings from continuing operations before discontinued operations	5,997	9,083

Loss from discontinued operations, net of tax	(5)	(105)

Net earnings	$5,992	$8,978

Basic earnings per share:

Earnings from continuing operations	$0.40	$0.61
Loss from discontinued operations	-	(0.01)

Net earnings	$0.40	$0.60

Diluted earnings per share:

Earnings from continuing operations	$0.40	$0.61
Loss from discontinued operations	-	(0.01)

Net earnings	$0.40	$0.60

Dividends per share	$0.25	$0.25

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$5,992	$8,978
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,042	3,894
Recovery for losses on receivables	(122)	(115)
LIFO expense	-	640
Deferred income tax benefit	(290)	(1,215)
Excess tax benefit from share-based compensation	(309)	-
Share-based compensation expense	779	347
Pension expense	2,595	2,174
Postretirement obligation	102	77
(Gain) loss on disposition of property, plant and equipment	(133)	9
Loss from discontinued operations	5	105
Changes in:
Receivables, net	(103)	46,591
Income tax receivable	62	(403)
Inventories	(4,187)	(11,360)
Other current assets	(3,057)	(1,778)
Accounts payable	4,584	(6,395)
Accrued liabilities	5,637	697
Net cash provided by continuing operations	16,597	42,246
Net cash used in discontinued operations	-	-
Net cash provided by operating activities	16,597	42,246

Cash flows from investing activites:
Additions to property, plant and equipment	(6,242)	(6,960)
Proceeds from disposition of property, plant and equipment	238	41
Increase in other assets	(123)	(98)
Acquisition of other companies	(1,500)	(45,500)
Net cash used in continuing operations	(7,627)	(52,517)
Net cash provided by discontinued operations	-	-
Net cash used in investing activities	(7,627)	(52,517)

Cash flows from financing activites:
Payments of notes payable	(334)	(904)
Dividends paid	(3,733)	(3,715)
Excess tax benefit from share-based compensation	309	-
Proceeds from exercise of stock options	1,915	-
Net cash used in financing activities	(1,843)	(4,619)

Effect of translation on cash and cash equivalents	(90)	(416)

Net increase (decrease) in cash and cash equivalents	7,037	(15,306)

Cash and cash equivalents at beginning of period	100,858	107,756

Cash and cash equivalents at end of period	$107,895	$92,450

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

2. Recently Issued Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on its financial statements.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009 the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At March 31, 2010, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the consolidated balance sheet.

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

Operating results of discontinued operations were as follows (in thousands of dollars):

	Three Months Ended
	March 31,
	2010	2009

Sales	$1	$35

Loss before income tax provision	(8)	(187)

Income tax benefit	3	82

Loss from discontinued operations, net of tax	$(5)	$(105)

	March 31,	December 31,
	2010	2009

Receivables, net	$17	$17
Income tax receivable	313	302
Deferred income tax assets	483	492

Current assets from discontinued operations	813	811

Total assets from discontinued operations	$813	$811

Accounts payable	$8	$10
Accrued liabilities:
Payroll and benefits	74	70
Warranty expenses	214	240
Other	706	706

Current liabilities from discontinued operations	1,002	1,026

Long-term liabilities	37	37

Total liabilities from discontinued operations	$1,039	$1,063

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31,	December 31,
	2010	2009

Accounts receivable	$89,338	$87,497
Notes receivable	23	482
Other receivables	3,276	4,767
Gross receivables	92,637	92,746

Allowance for doubtful accounts receivable	(296)	(240)
Net receivables	$92,341	$92,506

For the three months ended March 31, 2010 and March 31, 2009, the Company recovered $0.1 million of receivables charged to bad debt expense in prior periods.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31,	December 31,
	2010	2009
Gross inventories @ FIFO:
Finished goods	$10,365	$7,545
Work in progress	23,450	21,435
Raw materials & component parts	99,409	100,347
Maintenance, tooling & supplies	13,635	13,882
Total gross inventories @ FIFO	146,859	143,209
Less reserves:
LIFO	29,961	29,961
Valuation	2,640	2,643
Total inventories as reported	$114,258	$110,605

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $81.1 million and $76.7 million at March 31, 2010, and December 31, 2009, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	March 31,	December 31,
	2010	2009

Land	$6,726	$6,735
Land improvements	10,242	10,146
Buildings	95,550	92,467
Machinery and equipment	267,375	265,958
Furniture and fixtures	5,922	5,985
Computer equipment and software	15,313	15,388
Total property, plant and equipment	401,128	396,679
Less accumulated depreciation	(240,370)	(236,909)
Total property, plant and equipment, net	$160,758	$159,770

Depreciation expense related to property, plant and equipment was $4.6 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2010, were as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/09	$38,018	$6,983	$45,001

Final purchase price adjustment	17	-	17
Foreign currency translation	4	(141)	(137)
Balance as of 3/31/10	$38,039	$6,842	$44,881

Goodwill impairment tests were performed in the fourth quarter of 2009 and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS and RMT acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	March 31, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$346	$1,718	7.2
Customer relationships and contracts	13,216	1,373	11,843	10.0

	$15,280	$1,719	$13,561	8.0

				Weighted
	December 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$258	$1,806	7.2
Customer relationships and contracts	13,216	1,043	12,173	10.0

	$15,280	$1,301	$13,979	8.0

Amortization expense of intangible assets was approximately $0.4 million for the three months ended March 31, 2010, and was negligible for the three months ended March 31, 2009.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/11	$1,672
For the year ended 12/31/12	1,573
For the year ended 12/31/13	1,553
For the year ended 12/31/14	1,441
For the year ended 12/31/15	1,416
Thereafter	$4,651

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	March 31,	December 31,
	2010	2009

Customer prepayments	$9,176	$7,945
Litigation reserves	6,187	6,637
Deferred compensation plans	5,773	5,500
Accrued professional services	636	548
Hold back consideration	1,510	1,605
Other accrued liabilities	1,673	1,912
Total other current accrued liabilities	$24,955	$24,147

10. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	March 31,	December 31,
	2010	2009

Long-term notes payable	$2,554	$2,888

Less current portion of long-term debt	(1,408)	(1,372)

Long-term debt	$1,146	$1,516

Principal payments of long-term debt by year are as follows (in thousands of dollars):

2011	$1,096
2012	50

Total	$1,146

The Company’s current debt at March 31, 2010, primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before March 31, 2011.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS.  The notes payable have a remaining aggregate principal balance of $3.9 million and interest rates ranging from 0% to 6% with a weighted average of 4.5%.  On the outstanding principal balance as of March 31, 2010, the Company has secured letters of credit for $1.1 million and the remaining $1.4 million is secured by collateral consisting of equipment, inventory, and accounts receivable.  The fair market value of the outstanding debt as of March 31, 2010 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing on March 1, 2009. In connection with the RMT acquisition, the Company also assumed several notes payable to individuals and banks in the amount of $1.5 million, which were paid in full at closing on July 1, 2009.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $15.1 million, $24.9 million of borrowing capacity was available at March 31, 2010.  The fair market value of the outstanding debt as of March 31, 2010 is not materially different than its carrying value.

11. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plan. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in “Other current accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through March 31, 2010. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individuals’ contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and the participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $0.9 million in the three months ended March 31, 2010 and 2009, respectively. The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheets.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2010	2009	2010	2009

Service cost	$1,589	$1,156	$49	$40
Interest cost	2,947	2,823	108	108
Expected return on plan assets	(3,143)	(3,111)	-	-
Amortization of prior service cost	196	225	13	-
Amortization of unrecognized net (gain) loss	1,228	1,257	(35)	(43)
Amortization of unrecognized transition asset	-	-	-	-
Net periodic benefit cost (income)	$2,817	$2,350	$135	$105

Employer Contributions

The Company previously disclosed in its consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to make contributions of $5.4 million to its pension plans in 2010. The Company also disclosed that it expected to make contributions of $0.6 million to be made to its postretirement plan in 2010. As of March 31, 2010, the Company had made contributions of $0.1 million to its pension plans and $0.2 million to its postretirement plan. The Company presently anticipates making additional contributions of $5.3 million to its pension plans and $0.4 million to its postretirement plan during the remainder of 2010.

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

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered the Company to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment issued by the Court on January 15, 2010, related to the Company’s ongoing class-action lawsuit. The Company recorded provisions for these judgments in 2009.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive loss during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009

Net earnings	$5,992	$8,978

Other comprehensive income, before tax:

Foreign currency translation adjustments	(1,101)	(1,811)

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	196	225
Amortization of unrecognized net loss included in net periodic benefit cost	1,228	1,257

Total defined benefit pension plans	1,424	1,482

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	-
Amortization of unrecognized net gain included in net periodic benefit cost	(35)	(43)

Total defined benefit postretirement plans	(22)	(43)

Total other comprehensive income (loss), before tax	301	(372)

Income tax benefit related to items of other comprehensive income	(519)	(532)

Total other comprehensive (loss), net of tax	(218)	(904)

Total comprehensive income	$5,774	$8,074

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2009	$6,037	$(44,928)	$965	$(37,926)

Current-period change	(1,101)	897	(14)	(218)

Balance, March 31, 2010	$4,936	$(44,031)	$951	$(38,144)

14. Net Earnings Per Share
Reconciliations of the number of weighted shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2010 and 2009, are illustrated below:

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding for basic EPS	14,906,517	14,860,795
Effect of dilutive securities: employee stock options	135,807	32,797
Adjusted weighted average common shares outstanding for diluted EPS	15,042,324	14,893,592

Weighted options to purchase a total of 132,668 and 487,903 shares of the Company’s common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Three Months Ended
	March 31,
	2010	2009

Stock-based compensation expense	$779	$346
Tax benefit	(288)	(128)
Stock-based compensation expense, net of tax	$491	$218

The fair value of each option granted during the first three months of 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009

Expected dividend yield	1.25% - 1.60%	2.8%
Expected stock price volatility	51.3% - 57.0%	46.8% - 54.0%
Risk free interest rate	1.37% - 2.96%	1.09% - 2.23%
Expected life options	3 - 6 years	3 - 7 years
Weighted-average fair value per share at grant date	$27.79	$13.08

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based on the historical weekly and daily stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries with terms equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during the three months ended March 31, 2010, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2010	709,015	$52.56
Granted	53,500	67.11
Exercised	(46,427)	41.25
Forfeited or expired	(751)	59.86
Outstanding at March 31, 2010	715,337	$54.38	7.9	$17,725
Exercisable at March 31, 2010	364,570	$52.32	6.9	$9,781

As of March 31, 2010, there was $4.9 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of stock options exercised in the first three months of 2010 was $1.6 million.

16. Uncertain Tax Positions

As of December 31, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of March 31, 2010, the Company had approximately $1.7 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)

Balance at December 31, 2009	$1,509

Gross increases- current year tax positions	-
Gross increases- tax positions from prior periods	162
Gross decreases- tax positions from prior periods	-
Settlements	-

Balance at March 31, 2010	$1,671

The Company has unrecognized tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will decrease within the next twelve months.  The possible decrease of these unrecognized tax benefits is due to the closure of income tax examinations in France for tax years 2007 and 2008.  The unrecognized tax benefits related to the tax examinations in France is estimated to be $.2 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2009.  Negligible interest and penalties were recognized during the three months ended March 31, 2010 and 2009, respectively.

17. Segment Data
The Company operates with two business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2010

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$90,202	$37,868	$-	$128,070
Inter-segment sales	(281)	(666)	-	(947)
Net sales	$89,921	$37,202	$-	$127,123

Operating income	$7,031	$2,265	$-	$9,296
Other income (expense), net	114	34	(73)	75
Earnings from continuing operations before income tax provision	$7,145	$2,299	$(73)	$9,371

Three Months Ended March 31, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$113,014	$42,340	$-	$155,354
Inter-segment sales	(1,331)	(885)	-	(2,216)
Net sales	$111,683	$41,455	$-	$153,138

Operating income (loss)	$12,111	$3,642	$(3,000)	$12,753
Other income (expense), net	(295)	108	727	540
Earnings (loss) from continuing operations before income tax provision	$11,816	$3,750	$(2,273)	$13,293

* Corporate & Other includes the litigation reserve.

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

The Company’s strategy is to differentiate its products through additional value-added capabilities. Examples of these capabilities are high-quality engineering, customized designs, rapid manufacturing response to demand through plant capacity, inventory and vertical integration, superior quality and customer service, and an international network of service locations.  In addition, the Company seeks to maintain a low debt-to-equity ratio in order to quickly take advantage of growth opportunities and to continue to pay dividends even during unfavorable business cycles.

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its three main manufacturing facilities in Lufkin, Texas, Canada and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In the Power Transmission segment, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the United States and Canada. The Company is making targeted capital investments in the United States and France to expand capacity, develop new product lines and reduce manufacturing lead times, in addition to certain capital investments targeting cost reductions.  On July 1, 2009, the Company purchased Rotating Machinery Technology, Inc. (RMT), which specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications. RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York. The Company intends to focus future capital investments for Oilfield and Power Transmission on international geographic expansion of manufacturing and service centers.

Trends/Outlook

Oil Field
Demand for the Company’s artificial lift equipment is primarily dependent on the level of new onshore oil wells, workover drilling activity, the depth and fluid conditions of such drilling activity and general field maintenance budgets. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Increasing energy prices from 2004 to late 2008 increased the demand for pumping units and related service and products as a result of higher drilling activity, activation of idle wells and the upgrading of existing wells. In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity also reduced significantly as capital and operating budgets were reduced. These negative trends continued into the first quarter of 2009 and worsened during the second quarter of 2009 as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend was more pronounced in North America than in international markets. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities caused gross margins to decline in 2009. In the second half of 2009, oil prices increased back to 2007 levels and drilling activity, especially for oil, increased.

During the first quarter of 2010, oil prices continued to increase, driving increased oil drilling activity, especially in North America. While order levels have continued to increase sequentially over the last two quarters, the ability to raise prices remains a challenge. Also, raw material prices for steel and iron castings began increasing during the first quarter of 2010. These trends could potentially offset some of the gross margin benefit expected from higher plant utilization.

While the oil market is cyclical, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of artificial lift, especially in the South American, Russian and Middle Eastern markets.   The acquisition of ILS was consistent with the Company’s long-term growth strategy of integrating strategic assets to leverage the Company’s position of industry leadership.  ILS has a solid reputation for high-quality products, customer responsiveness and long-standing relationships with major independent and super-major integrated companies.  This provides an entry for Lufkin into the offshore market for artificial lift wells, including deepwater plays, and expanded reach into the artificial lift market.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales are expected to remain at these lower levels throughout the first half of 2010, new order and quotation activity, especially from the energy markets, increased during the first quarter of 2010 over levels seen in 2009.

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

Other
During the first quarter of 2009, the Company recorded a contingent liability provision of $3.0 million (pre-tax) for its ongoing class-action lawsuit.  For additional information, please see Part II, Item 1 of this Form 10-Q.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended March 31, 2010, decreased to $127.1 million from $153.1 million for the three months ended March 31, 2009, or 17.0%. Sales levels in the first quarter of 2009 benefitted from pumping unit orders placed in 2008 at higher energy drilling levels.

Gross margin for the three months ended March 31, 2010, increased slightly to 22.5% from 22.3% for the three months ended March 31, 2009. This gross margin increase was primarily related to the favorable mix effect in Power Transmission of lower sales of marine units. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $19.3 million during the first quarter of 2010 from $18.4 million during the first quarter of 2009. This increase was primarily related to higher divisional spending to support geographic expansion efforts. As a percentage of sales, selling, general and administrative expenses also increased to 15.2% in the first quarter of 2010 compared to 12.0% in the first quarter of 2009.

The Company reported net earnings from continuing operations of $5.9 million or $0.40 per share (diluted) for the three months ended March 31, 2010, compared to net earnings from continuing operations of $9.1 million or $0.61 per share (diluted) for the three months ended March 31, 2009.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.3% at both March 31, 2010 and December 31, 2009. Cash balances at March 31, 2010, were $107.9 million, up from $100.9 million at December 31, 2009.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Sales
Oil Field	$89,921	$111,683	$(21,762)	(19.5)
Power Transmission	37,202	41,455	(4,253)	(10.3)
Total	$127,123	$153,138	$(26,015)	(17.0)

Gross Profit
Oil Field	$18,473	$23,329	$(4,856)	(20.8)
Power Transmission	10,150	10,854	(704)	(6.5)
Total	$28,623	$34,183	$(5,560)	(16.3)

Oil Field

Oil Field sales decreased to $89.9 million, or 19.5%, for the three months ended March 31, 2010, from $111.7 million for the three months ended March 31, 2009. New unit sales of $45.9 million during the first quarter of 2010 were down $22.9 million, or 33.3%, compared to $68.8 million during the first quarter 2009, primarily from lower U.S. demand. Pumping unit service sales of $21.4 million during the first quarter of 2010 were down $0.6 million, or 2.5%, compared to $22.0 million during the first quarter 2009. Automation sales of $14.7 million during the first quarter of 2010 were down $0.9 million, or 6.1%, compared to $15.6 million during the first quarter 2009. Commercial casting sales of $2.5 million during the first quarter of 2010 were down $0.9 million, or 25.6%, compared to $3.4 million during the first quarter 2009. Sales from Lufkin ILS contributed $5.5 million during the first quarter of 2010 compared to $2.0 million in the first quarter of 2009. Lufkin ILS sales in the first quarter of 2009 were only for the month of March. Oil Field’s backlog decreased to $86.5 million as of March 31, 2010, from $93.3 million at March 31, 2009, but increased from $43.3 million at December 31, 2009. This sequential increase was caused primarily by higher orders for new pumping units in the U.S. as oil-directed drilling activity increased.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment decreased to 20.5% for three months ended March 31, 2010, compared to 20.9% for the three months ended March 31, 2009, or 0.4 percentage points. This gross margin decrease was related to the negative impact of lower plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $7.4 million, or 18.9%, for the three months ended March 31, 2010, from $6.2 million for the three months ended March 31, 2009. This increase was due to higher employee-related expenses in support of international expansion efforts and the ILS acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 12.7% for the three months ended March 31, 2010, from 10.0% for the three months ended March 31, 2009.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $37.2 million, or 10.3%, for the three months ended March 31, 2010, compared to $41.5 million for the three months ended March 31, 2009. New unit sales of $24.5 million during the first quarter of 2010 were down $8.7 million, or 26.0%, compared to $33.1 million during the first quarter of 2009, as a result of decreased sales of marine units and high-speed units for oil and gas markets. Repair and service sales of $11.6 million during the first quarter of 2010 were up $3.2 million, or 38.7%, compared to $8.4 million during the first quarter 2009 due to increases in the oil and gas sector and the benefits of new gear repair facilities. Power Transmission backlog at March 31, 2010, decreased to $106.0 million from $114.7 million at March 31, 2009, but increased from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment increased to 27.3% for the three months ended March 31, 2010, compared to 26.2% for the three months ended March 31, 2009, or 1.1 percentage points. This gross margin increase was primarily from the favorable mix effect of decreased marine unit sales.

Direct selling, general and administrative expenses for Power Transmission increased to $6.1 million, or 9.8%, for the three months ended March 31, 2010, from $5.5 million for the three months ended March 31, 2009. This increase was primarily due to the RMT acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 21.2% for the three months ended March 31, 2010, from 17.4 % for the three months ended March 31, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on historical third-party revenues, were $5.9 million for the three months ended March 31, 2010, an decrease of $0.8 million or 12.2%, from $6.7 million for the three months ended March 31, 2009, primarily from reduced professional service and legal fees and general liability claims.

Interest income, interest expense and other income and expense for the three months ended March 31, 2010, reduced to income of $0.1 million compared to income of $0.5 million for the three months ended March 31, 2009. Interest income in the first quarter of 2009 was higher due to interest income on tax refund payments.

Pension expense, which is reported as a component of cost of sales, increased to $2.6 million for the three months ended March 31, 2010, compared to $2.2 million for the three months ended March 31, 2009.

The net tax rate for the three months ended March 31, 2010, was 36.0% compared to 31.5% for the three months ended March 31, 2009. The net tax rate in 2009 benefited from the settlement of the 2006 Internal Revenue Service tax audit and research and experimentation (R&E) tax credit estimate adjustments.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowing to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit facility will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2010, and the foreseeable future.

The Company’s cash balance totaled $107.9 million at March 31, 2010, compared to $100.9 million at December 31, 2009. For the three months ended March 31, 2010, net cash provided by operating activities was $16.6 million, net cash used in investing activities totaled $7.6 million and net cash used in financing activities amounted to $1.8 million. Significant components of cash provided by operating activities for the three months ended March 31, 2010 included net earnings from continuing operations, adjusted for non-cash expenses, of $13.7 million and a decrease in working capital of $2.9 million. Net cash used in investing activities for the three months ended March 31, 2010 included net capital expenditures totaling $6.0 million and holdback payments of $1.5 million related to the ILS acquisition. Capital expenditures in the first three months of 2010 were primarily for the new Odessa service center and machine tools in Oilfield and Power Transmission. Capital expenditures for 2010 are projected to approximately remain at the 2009 spending levels, primarily for the new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. The Company is reviewing additional international expansion opportunities that would require significant capital spending over several years, but these plans have not been finalized. Significant components of net cash used by financing activities for the three months ended March 31, 2010 included dividend payments of $3.7 million, or $0.25, per share, long-term debt repayment of $0.3 million, and proceeds from stock option exercises of $1.9 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $15.1 million, $24.9 million of borrowing capacity was available at March 31, 2010.  The fair market value of the outstanding debt as of March 31, 2010 is not materially different than its carrying value.  The maturity date of the Bank Facility is December 31, 2010.  The Company expects to successfully negotiate a new credit facility prior to the maturity date of the Bank Facility.  In the event the Company is unsuccessful, it still believes that its cash flows from operations will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases through the next twelve months.

The Company assumed various notes payable in conjunction with the ILS and RMT acquisitions in 2009. These obligations will require principal payments of $1.0 million during the last nine months of 2010.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on our financial statements.

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

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. The Company performs impairment tests on the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may be greater than fair value, such as significant underperformance relative to historical or projected operating results and significant negative industry or economic trends. The Company’s fair value is primarily determined using discounted cash flows, which requires management to make judgments about future operating results, working capital requirements and capital spending levels. Changes in cash flow assumptions or other factors which negatively impact the fair value of the operations would influence the evaluation and may result in a determination that goodwill is impaired and a corresponding impairment charge.

The application of income tax law is inherently complex. In order to recognize an income tax benefit, the Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that some or all of any deferred tax assets will expire before realization or that the future deductibility is uncertain, a valuation allowance would be recorded.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “will,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be place on forward-looking statements. These risks and uncertainties include, but are not limited to:

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
●
general industry, political and economic conditions in the markets where the Company procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these risk factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

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

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of March 31, 2010, this inter-company debt was comprised of a $0.1 million payable and a $9.7 million payable from France and Canada, respectively. As of March 31, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.2 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.2 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Divisi100on. The court also denied plaintiff’s appeal for class certification of a class disparate treatment claim. Plaintiff’s claim on the issue of the Company’s promotional practices was affirmed but the back pay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.

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

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered the Company to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment issued by the Court on January 15, 2010, related to the Company’s ongoing class-action lawsuit. The Company recorded provisions for these judgments in 2009.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

Date:           May 10, 2010

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