Form 10-Q
period 2010-08-03
LUFKIN INDUSTRIES INC
filed 2010-08-05
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ___No   X

There were 29,961,074 shares of Common Stock, $1.00 par value per share, outstanding as of August 2, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$91,075	$100,858
Receivables, net	99,964	92,506
Income tax receivable	4,063	4,303
Inventories	117,381	110,605
Deferred income tax assets	6,021	5,198
Other current assets	5,387	4,351
Current assets from discontinued operations	802	811
Total current assets	324,693	318,632

Property, plant and equipment, net	179,990	159,770
Goodwill, net	44,978	45,001
Other assets, net	16,900	18,187
Total assets	$566,561	$541,590

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$28,049	$19,993
Current portion of long-term debt	1,417	1,372
Accrued liabilities:
Payroll and benefits	11,847	9,568
Warranty expenses	4,059	4,220
Taxes payable	5,050	4,562
Other	25,065	24,147
Current liabilities from discontinued operations	988	1,026
Total current liabilities	76,475	64,888

Long-term debt	800	1,516
Deferred income tax liabilities	13,558	10,950
Postretirement benefits	5,939	7,874
Other liabilities	17,494	20,647
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	37	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 31,797,411 and 31,617,176 shares issued and outstanding, respectively	31,797	31,618
Capital in excess par	62,829	54,699
Retained earnings	431,013	421,908
Treasury stock, 1,836,336 and 1,862,336 shares, respectively, at cost	(35,352)	(34,621)
Accumulated other comprehensive loss	(38,029)	(37,926)
Total shareholders' equity	452,258	435,678
Total liabilities and shareholders' equity	$566,561	$541,590

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$152,847	$123,739	$279,969	$276,877

Cost of sales	115,507	96,743	214,006	215,698

Gross profit	37,340	26,996	65,963	61,179

Selling, general and administrative expenses	20,313	18,593	39,641	37,023
Litigation reserve	-	2,000	-	5,000

Operating income	17,027	6,403	26,322	19,156

Interest income	26	28	31	888
Interest expense	(120)	(174)	(271)	(301)
Other (expense) income, net	(367)	821	(146)	628

Earnings from continuing operations before income tax provision and discontinued operations	16,566	7,078	25,936	20,371

Income tax provision	5,964	2,344	9,337	6,537

Earnings from continuing operations before discontinued operations	10,602	4,734	16,599	13,834

Loss from discontinued operations, net of tax	(11)	(237)	(16)	(359)

Net earnings	$10,591	$4,497	$16,583	$13,475

Basic earnings per share:

Earnings from continuing operations	$0.35	$0.16	$0.56	$0.47
Loss from discontinued operations	-	(0.01)	-	(0.01)

Net earnings	$0.35	$0.15	$0.56	$0.46

Diluted earnings per share:

Earnings from continuing operations	$0.35	$0.16	$0.55	$0.47
Loss from discontinued operations	-	(0.01)	-	(0.01)

Net earnings	$0.35	$0.15	$0.55	$0.46

Dividends per share	$0.125	$0.125	$0.25	$0.25

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2010	2009
Cash flows form operating activities:
Net earnings	$16,583	$13,475
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,248	8,620
(Recovery of) provision for losses on receivables	(177)	19
LIFO expense (income)	437	(217)
Deferred income tax benefit	(778)	(1,435)
Excess tax benefit from share-based compensation	(584)	(2)
Share-based compensation expense	1,924	953
Pension expense	3,930	5,099
Postretirement obligation	199	142
(Gain) loss on disposition of property, plant and equipment	(270)	267
Loss from discontinued operations	16	359
Changes in:
Receivables, net	(8,618)	55,199
Income tax receivable	224	(494)
Inventories	(9,693)	7,592
Other current assets	(2,184)	(1,674)
Accounts payable	8,617	(20,221)
Accrued liabilities	7,191	(17,674)
Net cash provided by continuing operations	27,065	50,008
Net cash used in discontinued operations	-	-
Net cash provided by operating activities	27,065	50,008

Cash flows from investing activites:
Additions to property, plant and equipment	(32,024)	(16,880)
Proceeds from disposition of property, plant and equipment	387	119
Decrease (increase) in other assets	398	(475)
Acquisition of other companies	(1,842)	(45,500)
Net cash used in continuing operations	(33,081)	(62,736)
Net cash provided by discontinued operations	-	-
Net cash used in investing activities	(33,081)	(62,736)

Cash flows from financing activites:
Payments of notes payable	(672)	(1,211)
Dividends paid	(7,478)	(7,430)
Excess tax benefit from share-based compensation	584	2
Proceeds from exercise of stock options	4,412	7
Refund of prior treasury stock purchases	-	11
Net cash used in financing activities	(3,154)	(8,621)

Effect of translation on cash and cash equivalents	(613)	(128)

Net decrease in cash and cash equivalents	(9,783)	(21,477)

Cash and cash equivalents at beginning of period	100,858	107,756

Cash and cash equivalents at end of period	$91,075	$86,279

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year.

In June 2010, the Company’s Board of Directors approved a 2-for-1 stock dividend to be effected by issuing one additional share of common stock for every outstanding share of common stock.  The additional shares were distributed on June 1, 2010 to stockholders of record at the close of business on May 19, 2010.  All prior period shares outstanding, earnings per share and prices per share have been adjusted to reflect the stock dividend.

The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company’s accounts receivable does not have an unusual credit risk or concentration risk.

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

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009 the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At June 30, 2010, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the condensed consolidated balance sheet.

On July 1, 2009 the Company completed the acquisition of Rotating Machinery Technology, Inc. (“RMT”), a New York corporation.  RMT is a recognized leader in the turbo-machinery industry, specializing in the analysis design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York.  During the second quarter of 2010, the Company made a one-time payment of $0.3 million, as a result of the final valuation of working capital at the time of the acquisition.

4. Discontinued Operations
During the second quarter of 2008, the Trailer segment was classified as a discontinued operation.

Operating results of discontinued operations were as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$-	$1	$1	$36

Loss before income tax provision	(17)	(365)	(25)	(552)

Income tax benefit	6	128	9	193

Loss from discontinued operations, net of tax	$(11)	$(237)	$(16)	$(359)

	June 30,	December 31,
	2010	2009

Receivables, net	$-	$17
Income tax receivable	456	302
Deferred income tax assets	346	492

Current assets from discontinued operations	802	811

Total assets from discontinued operations	$802	$811

Accounts payable	$-	$10
Accrued liabilities:
Payroll and benefits	73	70
Warranty expenses	209	240
Other	706	706

Current liabilities from discontinued operations	988	1,026

Long-term liabilities	37	37

Total liabilities from discontinued operations	$1,025	$1,063

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30,	December 31,
	2010	2009

Accounts receivable	$96,813	$87,497
Notes receivable	31	482
Other receivables	3,379	4,767
Gross receivables	100,223	92,746

Allowance for doubtful accounts receivable	(259)	(240)
Net receivables	$99,964	$92,506

Bad debt expense related to receivables for the three and six months ended June 30, 2010, resulted in a $0.1 million and $0.2 million recovery of receivables charged to bad debt expense in prior periods. Bad debt expense related to receivables was negligible for the three and six months ended June 30, 2009.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2010	2009
Gross inventories @ FIFO:
Finished goods	$7,001	$7,545
Work in progress	24,883	21,435
Raw materials & component parts	104,497	100,347
Maintenance, tooling & supplies	13,850	13,882
Total gross inventories @ FIFO	150,231	143,209
Less reserves:
LIFO	30,398	29,961
Valuation	2,452	2,643
Total inventories as reported	$117,381	$110,605

Gross inventories on a FIFO basis before adjustments for reserves shown above that were accounted for on a LIFO basis were $82.5 million and $76.7 million at June 30, 2010, and December 31, 2009, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	June 30,	December 31,
	2010	2009

Land	$19,685	$6,735
Land improvements	10,379	10,146
Buildings	98,653	92,467
Machinery and equipment	269,171	265,958
Furniture and fixtures	6,363	5,985
Computer equipment and software	18,281	15,388
Total property, plant and equipment	422,532	396,679
Less accumulated depreciation	(242,542)	(236,909)
Total property, plant and equipment, net	$179,990	$159,770

Depreciation expense related to property, plant and equipment was $4.8 million and $4.3 million for the three months ended June 30, 2010 and 2009, respectively, and was $9.4 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2010, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/09	$38,018	$6,983	$45,001

Final purchase price adjustment	11	331	342
Foreign currency translation	(1)	(364)	(365)
Balance as of 6/30/10	$38,028	$6,950	$44,978

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

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS and RMT acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	June 30, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$434	$1,630	7.2
Customer relationships and contracts	13,216	1,704	11,512	10.0

	$15,280	$2,138	$13,142	8.0

				Weighted
	December 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$258	$1,806	7.2
Customer relationships and contracts	13,216	1,043	12,173	10.0

	$15,280	$1,301	$13,979	8.0

Amortization expense of intangible assets was approximately $0.4 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and was $0.8 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/11	$1,672
For the year ended 12/31/12	1,573
For the year ended 12/31/13	1,553
For the year ended 12/31/14	1,441
For the year ended 12/31/15	1,416
Thereafter	$4,651

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2010	2009

Customer prepayments	$9,455	$7,945
Litigation reserves	6,187	6,637
Deferred compensation plans	5,532	5,500
Accrued professional services	665	548
Hold back consideration	1,540	1,605
Other accrued liabilities	1,686	1,912
Total other current accrued liabilities	$25,065	$24,147

10. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	June 30,	December 31,
	2010	2009

Long-term notes payable	$2,217	$2,888

Less current portion of long-term debt	(1,417)	(1,372)

Long-term debt	$800	$1,516

Principal payments of long-term debt by year are as follows (in thousands of dollars):

2011	$800

Total	$800

The Company’s current debt at June 30, 2010 primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before June 30, 2011.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  On the outstanding principal balance as of June 30, 2010, the Company has secured letters of credit for $0.8 million and the remaining $1.4 million is secured by collateral consisting of equipment, inventory, and accounts receivable.  The fair market value of the outstanding debt as of June 30, 2010 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing on March 1, 2009. In connection with the RMT acquisition, the Company also assumed several notes payable to individuals and banks in the amount of $1.5 million, which were paid in full at closing on July 1, 2009.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $14.9 million, $25.1 million of borrowing capacity was available at June 30, 2010.  The fair market value of the outstanding debt as of June 30, 2010 is not materially different than its carrying value.

11. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plan. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other current accrued liabilities" and “Other liabilities” in the Condensed Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through June 30, 2010. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and individual's contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and participant's contributions under the qualified plan. The Company’s expense for these plans totaled $0.9 million and $0.9 million in the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $1.7 million in the six months ended June 30, 2010 and 2009, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Condensed Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2010	2009	2010	2009

Service cost	$1,239	$1,658	$(3)	$46
Interest cost	2,846	2,957	68	137
Expected return on plan assets	(3,233)	(3,160)	-	-
Amortization of prior service cost	197	225	13	30
Amortization of unrecognized net loss (gain)	628	1,414	(111)	(47)
Net periodic benefit cost (income)	$1,677	$3,094	$(33)	$166

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2010	2009	2010	2009

Service cost	$2,828	$2,814	$46	$86
Interest cost	5,793	5,781	176	245
Expected return on plan assets	(6,376)	(6,271)	-	-
Amortization of prior service cost	393	449	26	30
Amortization of unrecognized net loss (gain)	1,856	2,672	(146)	(90)
Net periodic benefit cost	$4,494	$5,445	$102	$271

Employer Contributions

The Company previously disclosed in its consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to make contributions of $5.4 million to its pension plans in 2010. The Company also disclosed that it expected to make contributions of $0.6 million to be made to its postretirement plan in 2010. As of June 30, 2010, the Company had made contributions of $0.5 million to its pension plans and $0.3 million to its postretirement plan. The Company presently anticipates making additional contributions of $0.2 million to its pension plans and $0.3 million to its postretirement plan during the remainder of 2010.  Due to favorable asset returns in 2009, the originally forecasted pension funding is not required in 2010.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$10,591	$4,497	$16,583	$13,475

Other comprehensive income, before tax:

Foreign currency translation adjustments	(3,856)	2,857	(4,957)	1,047

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	197	225	393	449
Amortization of unrecognized net loss included in net periodic benefit cost	628	1,414	1,856	2,672
Net gain (loss) arising during period	3,634	(7,464)	3,634	(7,464)

Total defined benefit pension plans	4,459	(5,825)	5,883	(4,343)

Defined benefit postretirement plans:

Amortization of prior service cost includedin net periodic benefit cost	13	30	26	30
Amortization of unrecognized net gain included in net periodic benefit cost	(111)	(47)	(146)	(90)
Net gain (loss) arising during period	1,942	(474)	1,942	(474)

Total defined benefit postretirement plans	1,844	(491)	1,822	(534)

Total other comprehensive income (loss), before tax	2,447	(3,459)	2,748	(3,830)

Income tax (expense) benefit related to items of other comprehensive income	(2,332)	2,337	(2,851)	1,804

Total other comprehensive income (loss), net of tax	115	(1,122)	(103)	(2,026)

Total comprehensive income	$10,706	$3,375	$16,480	$11,449

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2009	$6,037	$(44,928)	$965	$(37,926)

Current-period change	(4,957)	3,706	1,148	(103)

Balance, June 30, 2010	$1,080	$(41,222)	$2,113	$(38,029)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2010 and 2009, are illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding for basic EPS	29,929,176	29,721,606	29,871,425	29,721,598

Effect of dilutive securities: employee stockoptions	321,226	73,794	299,778	68,646

Adjusted weighted average common shares outstanding for diluted EPS	30,250,402	29,795,400	30,171,203	29,790,244

Weighted options to purchase a total of 87,000 and 1,007,528 shares of the Company’s common stock for the three months ended June 30, 2010 and 2009, respectively, and 86,575 and 1,001,656 shares of the Company’s common stock for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock-based compensation expense	$1,145	$607	$1,924	$953
Tax benefit	(424)	(225)	(712)	(353)
Stock-based compensation expense, net of tax	$721	$382	$1,212	$600

The fair value of each option grant during the first six months of 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009

Expected dividend yield	1.25% - 1.60%	2.56% - 2.80%
Expected stock price volatility	51.3% - 57.0%	46.8% - 54.0%
Risk free interest rate	1.37% - 2.96%	1.09% - 2.23%
Expected life options	3 - 6 years	3 - 7 years
Weighted-average fair value per share at grant date	$14.79	$6.85

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based upon the historical weekly and daily stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries, the terms of which were equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during the six months ended June 30, 2010, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2010	1,418,028	$26.28
Granted	143,000	35.14
Exercised	(190,234)	23.19
Forfeited or expired	(1,500)	29.93
Outstanding at June 30, 2010	1,369,294	$27.63	7.7	$15,591
Exercisable at June 30, 2010	667,720	$26.98	6.7	$8,054

As of June 30, 2010, there was $4.4 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of stock options exercised in the first six months of 2010 was $3.3 million.

16. Uncertain Tax Positions

As of December 31, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of June 30, 2010, the Company had approximately $1.6 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)

Balance at December 31, 2009	$1,509

Gross increases- current year tax positions	-
Gross increases- tax positions from prior periods	352
Gross decreases- tax positions from prior periods	(220)
Settlements	-

Balance at June 30, 2010	$1,641

The Company has effectively settled the 2007 and 2008 exams in France for all tax positions with the exception of the research and development tax credit.  The Company is in appeals with the tax authorities in France regarding the research and development credit and it is reasonably possible that the amount of the unrecognized tax benefits will decrease within the next twelve months.  The estimated decrease is $0.1 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2009.  Negligible interest and penalties were recognized during the three and six months ended June 30, 2010 and 2009, respectively.

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

Three Months Ended June 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$114,896	$39,549	$-	$154,445
Inter-segment sales	(632)	(966)	-	(1,598)
Net sales	$114,264	$38,583	$-	$152,847

Operating income	$15,431	$1,596	$-	$17,027
Other income (expense), net	(516)	20	35	(461)
Earnings from continuing operations before income tax provision	$14,915	$1,616	$35	$16,566

Three Months Ended June 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$75,474	$49,288	$-	$124,762
Inter-segment sales	(480)	(543)	-	(1,023)
Net sales	$74,994	$48,745	$-	$123,739

Operating income (loss)	$1,628	$6,775	$(2,000)	$6,403
Other income (expense), net	740	(17)	(48)	675
Earnings (loss) from continuing operations before income tax provision	$2,368	$6,758	$(2,048)	$7,078

Six Months Ended June 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$205,097	$77,417	$-	$282,514
Inter-segment sales	(913)	(1,632)	-	(2,545)
Net sales	$204,184	$75,785	$-	$279,969

Operating income (loss)	$22,461	$3,861	$-	$26,322
Other income (expense), net	(402)	54	(38)	(386)
Earnings (loss) from continuing operations before income tax provision	$22,059	$3,915	$(38)	$25,936

* Corporate & Other includes the litigation reserve.

Six Months Ended June 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$188,488	$93,025	$-	$281,513
Inter-segment sales	(1,811)	(2,825)	-	(4,636)
Net sales	$186,677	$90,200	$-	$276,877

Operating income (loss)	$13,738	$10,418	$(5,000)	$19,156
Other income (expense), net	446	91	678	1,215
Earnings (loss) from continuing operations before income tax provision	$14,184	$10,509	$(4,322)	$20,371

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

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its two main manufacturing facilities in Lufkin, Texas and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In July 2010, the Company announced its intentions to construct a new multi-purpose manufacturing and aftermarket facility in Ploiesti Romania to support market expansion efforts in the Eastern Hemisphere. This facility is being designed with the objective of manufacturing products for both the Company’s Oilfield and Power Transmission segments, with an initial focus on oilfield products. This facility, which is being built on an 82 acre site, will have an estimated aggregate gross cost of $126 million. When completed in 2012, the facility will initially employ just over 300 employees. The government of Romania, through the Ministry of Public Finance, has agreed to provide the Company with economic development incentives and financial assistance of 28 million Euros towards the construction costs, which account for approximately 30% of the total cost of the plant.

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

During the second quarter of 2010, oil prices fell from first quarter 2010 levels due to concerns over supply levels and global demand levels. Oil drilling activity increased during the second quarter of 2010, but bookings levels decreased slightly compared to first quarter 2010 levels. U.S. bookings decreased as the result of customers placing certain orders for annual requirements in the first quarter of 2010 and improvements in drilling technology extending the length of time wells remain free-flowing, thus delaying the need to install artificial lift equipment. International orders for South America and the Middle East offset most of the decline in bookings in the U.S. during the second quarter of 2010. Also, while order levels have continued to increase over the last two quarters, the ability to raise prices remains a challenge. Also, in certain markets, raw material prices for steel and iron castings began increasing during the first quarter of 2010 but, in most cases, stabilized or fell during the second quarter of 2010.

While the oil market is cyclical, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of artificial lift, especially in the South American, European, Russian and Middle Eastern markets. For this reason, the Company announced its intentions to construct a new multi-purpose manufacturing and aftermarket facility in Romania to support these markets. The new facility will be operational in 2012 and will cost approximately $90 million net after Romanian government economic incentives. Additionally, the acquisition of ILS was consistent with the Company’s long-term growth strategy of integrating strategic assets to leverage the Company’s position of industry leadership, providing an entry for Lufkin into the offshore market for artificial lift wells, including deepwater plays, and expanded reach into the artificial lift market.

Power Transmission
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales remained at these lower levels throughout the first half of 2010, new order and quotation activity, especially from the energy markets, increased during the first half of 2010 over levels seen in 2009.  It is anticipated that this upward trend will lead to higher sales levels in the second half of 2010, compared to the first half of 2010.

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

Other
During the first and second quarters of 2009, the Company recorded contingent liability provisions of $3.0 million and $2.0 million (pre-tax), respectively, for its ongoing class-action lawsuit.  For additional information, please see Part II, Item 1 of this Form 10-Q.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for the three months ended June 30, 2010 increased to $152.8 million from $123.7 million for the three months ended June 30, 2009, or 23.5%, and sales for the six months ended June 30, 2010 increased to $280.0 million from $276.9 million for the six months ended June 30, 2009, or 1.1%. This increase was primarily driven by higher sales of oil field products and services in the North American market.

Gross margin for the three months ended June 30, 2010, increased to 24.4% from 21.8% for the three months ended June 30, 2009, and gross margin for the six months ended June 30, 2010, increased to 23.6% from 22.1% for the six months ended June 30, 2009. This gross margin increase was primarily related to the favorable impact of higher plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $20.3 million during the second quarter of 2010 from $18.6 million during the second quarter of 2009, and increasing to $39.6 million during the first six months of 2010 from $37.0 million during the first six months of 2009. This increase was primarily related to resources added from the ILS and RMT acquisitions, higher employee-related expenses in support of international expansion efforts and new product development. As a percentage of sales, selling, general and administrative expenses decreased to 13.3% for the three months ended June 30, 2010, from 15.0% in the three months ended June 30, 2009, and increased to 14.2% for the six months ended June 30, 2010, from 13.4% for the six months ended June 30, 2009.

The Company reported net earnings from continuing operations of $10.6 million, or $0.35 per share (diluted), for the three months ended June 30, 2010, compared to net earnings from continuing operations of $4.7 million, or $0.16 per share (diluted), for the three months ended June 30, 2009. Net earnings from continuing operations were $16.6 million, or $0.55 per share (diluted), for the six months ended June 30, 2010, compared to net earnings from continuing operations of $13.8 million, or $0.47 per share (diluted), for the six months ended June 30, 2009.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.2% as of June 30, 2010 and 0.3% at December 31, 2009. Cash balances at June 30, 2010 were $91.1 million, down from $100.9 million at December 31, 2009.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Sales
Oil Field	$114,264	$74,994	$39,270	52.4
Power Transmission	38,583	48,745	(10,162)	(20.8)
Total	$152,847	$123,739	$29,108	23.5

Gross Profit
Oil Field	$27,466	$12,872	$14,594	113.4
Power Transmission	9,874	14,124	(4,250)	(30.1)
Total	$37,340	$26,996	$10,344	38.3

Oil Field

Oil Field sales increased to $114.3 million, or 52.4%, for the three months ended June 30, 2010, from $75.0 million for the three months ended June 30, 2009. New unit sales of $60.6 million during the second quarter of 2010 were up $22.0 million, or 57.0%, compared to $38.6 million during the second quarter 2009, primarily from higher U.S. demand. Pumping unit service sales of $25.7 million during the second quarter of 2010 were up $6.3 million, or 32.4%, compared to $19.4 million during the second quarter 2009. Automation sales of $19.0 million during the second quarter of 2010 were up $8.0 million, or 73.1%, compared to $11.0 million during the second quarter 2009. Lufkin ILS sales of $6.2 million during the second quarter of 2010 were up $1.9 million, or 45.6%, compared to $4.2 million during the second quarter 2009. Commercial casting sales of $2.9 million during the second quarter of 2010 were up $1.1 million, or 58.4%, compared to $1.8 million during the second quarter 2009. Oil Field’s backlog increased to $101.7 million as of June 30, 2010, from $53.1 million at June 30, 2009, $86.5 million at March 31, 2010, and $43.3 million at December 31, 2009. This increase over the prior quarter was caused primarily by higher orders for new pumping units in South America and the Middle East. The sequential increase over 2009 backlog levels was due to higher new pumping unit demand in both U.S. and international markets as oil drilling activity increased.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 24.0% for three months ended June 30, 2010, compared to 17.2% for the three months ended June 30, 2009, or 6.8 percentage points. This gross margin increase was primarily related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $7.9 million, or 18.3%, for the three months ended June 30, 2010, from $6.7 million for the three months ended June 30, 2009. This increase was due to higher employee-related expenses in support of international expansion efforts and new product development. Direct selling, general and administrative expenses as a percentage of sales decreased to 6.9% for the three months ended June 30, 2010, from 8.9% for the three months ended June 30, 2009.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $38.6 million, or 20.8%, for the three months ended June 30, 2010, compared to $48.7 million for the three months ended June 30, 2009. New unit sales of $25.7 million during the second quarter of 2010 were down $12.4 million, or 32.6%, compared to $38.1 million during the second quarter of 2009, as a result of decreased sales of marine units and high-speed units for oil and gas markets. Repair and service sales of $11.8 million during the second quarter of 2010 were up $1.2 million, or 10.9%, compared to $10.6 million during the second quarter 2009 from the benefits of new gear repair facilities. Sales from Lufkin RMT contributed $1.1 million during the second quarter of 2010. Power Transmission backlog of $106.9 million at June 30, 2010 decreased from $109.1 million at June 30, 2009, but increased from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related and marine markets.

Gross margin for the Power Transmission segment decreased to 25.6% for the three months ended June 30, 2010, compared to 29.0% for the three months ended June 30, 2009, or 3.4 percentage points. This gross margin decrease was related to the negative impact of lower plant utilization on fixed cost coverage in the U.S. new unit manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $6.5 million, or 10.8%, for the three months ended June 30, 2010, from $5.8 million for the three months ended June 30, 2009. This increase was primarily due to the RMT acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 16.8% for the three months ended June 30, 2010, from 12.0 % for the three months ended June 30, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $5.9 million for the three months ended June 30, 2010, a decrease of $0.1 million or 2.2%, from $6.0 million for the three months ended June 30, 2009, primarily from decreased legal expenses.

Interest income, interest expense and other income and expense for the three months ended June 30, 2010 decreased to $0.5 million of expense compared to $0.7 million of income for the three months ended June 30, 2009, from currency losses on the weaker Canadian dollar over the U.S. dollar.

Pension expense, which is reported as an increase in cost of sales, decreased to $1.3 million for the three months ended June 30, 2010, compared to pension expense of $2.9 million for the three months ended June 30, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the three months ended June 30, 2010 was 36.0% compared to 33.1% for the three months ended June 30, 2009. The net tax rate in the second quarter of 2009 benefitted from adjustments to prior period tax filings in the U.S. The tax rate for the balance of 2010 is expected to be approximately 36.0%.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Sales
Oil Field	$204,184	$186,677	$17,507	9.4
Power Transmission	75,785	90,200	(14,415)	(16.0)
Total	$279,969	$276,877	$3,092	1.1

Gross Profit
Oil Field	$45,939	$36,201	$9,738	26.9
Power Transmission	20,024	24,978	(4,954)	(19.8)
Total	$65,963	$61,179	$4,784	7.8

Oil Field

Oil Field sales increased to $204.2 million, or 9.4%, for the six months ended June 30, 2010, from $186.7 million for the six months ended June 30, 2009. New unit sales of $106.4 million during the first half of 2010 were down $0.9 million, or 0.8%, compared to $107.3 million during the first half 2009. Pumping unit service sales of $47.1 million during the first half of 2010 were up $5.7 million, or 13.9%, compared to $41.4 million during the first half 2009. Automation sales of $33.7 million during the first half of 2010 were up $7.1 million, or 26.5%, compared to $26.6 million during the first half 2009. Lufkin ILS sales were $11.6 million during the first half of 2010 compared to $6.2 million during the first half 2009. Lufkin ILS was acquired on March 1, 2009. Commercial casting sales of $5.4 million during the first half of 2010 were up $0.2 million, or 3.7%, compared to $5.2 million during the first half 2009. Oil Field’s backlog increased to $101.7 million as of June 30, 2010, from $43.3 million at December 31, 2009. This increase was caused primarily by higher orders for new pumping units in both U.S. and international markets as oil drilling activity increased.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 22.5% for the six months ended June 30, 2010, compared to 19.4% for the six months ended June 30, 2009, or 3.1 percentage points. This gross margin increase was related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $15.3 million, or 18.6%, for the six months ended June 30, 2010, from $12.9 million for the six months ended June 30, 2009. This increase was due to higher employee-related expenses in support of international expansion efforts and new product development. Direct selling, general and administrative expenses as a percentage of sales increased to 7.5% for the six months ended June 30, 2010, from 6.9% for the six months ended June 30, 2009.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $75.8 million, or 16.0%, for the six months ended June 30, 2010, compared to $90.2 million for the six months ended June 30, 2009. New unit sales of $50.1 million during the first half of 2010 were down $20.8 million, or 29.3%, compared to $70.9 million during the first half of 2009, as a result of decreased sales of marine units and high-speed units for oil and gas markets. Repair and service sales of $23.4 million during the first half of 2010 were up $4.2 million, or 21.6%, compared to $19.3 million during the first half 2009 from the benefits of new gear repair facilities and increased orders from the oil and gas markets. Sales from Lufkin RMT contributed $2.2 million during the first half of 2010. Power Transmission backlog at June 30, 2010 increased to $106.9 from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related markets.

Gross margin for the Power Transmission segment decreased to 26.4% for the six months ended June 30, 2010, compared to 27.7% for the six months ended June 30, 2009, or 1.3 percentage points. This gross margin decrease was related to the negative impact of lower plant utilization on fixed cost coverage in the U.S. new unit manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $12.6 million, or 10.3%, for the six months ended June 30, 2010, from $11.4 million for the six months ended June 30, 2009. This increase was primarily due to the RMT acquisition. Direct selling, general and administrative expenses as a percentage of sales increased to 16.6% for the six months ended June 30, 2010, from 12.6 % for the six months ended June 30, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $11.8 million for the six months ended June 30, 2010, a decrease of $1.0 million or 7.5%, from $12.7 million for the six months ended June 30, 2009, primarily from decreased legal expenses.

Interest income, interest expense and other income and expense for the six months ended June 30, 2010 decreased to $0.4 million of expense compared to $1.2 million of income for the six months ended June 30, 2009, from currency losses on the weaker Canadian dollar over the U.S. dollar and reduced interest income.

Pension expense, which is reported as an increase in cost of sales, decreased to $3.9 million for the six months ended June 30, 2010, compared to pension expense of $5.1 million for the six months ended June 30, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the six months ended June 30, 2010 was 36.0% compared to 32.1% for the six months ended June 30, 2009. The net tax rate in the first half of 2009 benefitted from adjustments to prior period tax filings in the U.S. The tax rate for the balance of 2010 is expected to be approximately 36.0%.

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

The Company’s cash balance totaled $91.1 million at June 30, 2010, compared to $100.9 million at December 31, 2009. For the six months ended June 30, 2010, net cash provided by operating activities was $27.1 million, net cash used in investing activities totaled $33.1 million and net cash used in financing activities amounted to $3.1 million. Significant components of cash provided by operating activities for the six months ended June 30, 2010 included net earnings from continuing operations, adjusted for non-cash expenses, of $31.5 million partially offset by an increase in working capital of $4.4 million.

Net cash used in investing activities for the six months ended June 30, 2010 included net capital expenditures totaling $31.6 million and holdback and other payments of $1.8 million related to the ILS and RMT acquisitions. Capital expenditures in the first six months of 2010 were primarily for a new service center in Odessa, Texas, machine tools in Oilfield and Power Transmission and the new manufacturing facility in Romania.  Capital expenditures for 2010 are projected to be approximately $80 to $100 million, primarily for the new Romanian facility and additional new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional international and capacity expansion opportunities that could require significant capital spending over several years, but these plans have not been finalized. These additional capital expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash used by financing activities for the six months ended June 30, 2010 included dividend payments of $7.5 million, or $0.25 per share, long-term debt repayment of $0.7 million, and proceeds from stock option exercises of $4.4 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $14.9 million, $25.1 million of borrowing capacity was available at June 30, 2010.  The fair market value of the outstanding debt as of June 30, 2010 is not materially different than its carrying value.  The maturity date of the Bank Facility is December 31, 2010.  The Company expects to successfully negotiate a new credit facility prior to the maturity date of the Bank Facility.  In the event the Company is unsuccessful, it still believes that its cash flows from operations will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases through the next twelve months.

The Company assumed various notes payable in conjunction with the ILS and RMT acquisitions in 2009. These obligations will require principal payments of $0.7 million during the second half of 2010.

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

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of June 30, 2010, this inter-company debt was comprised of a $0.1 million receivable and a $9.0 million payable from France and Canada, respectively. As of June 30, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to A Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 5, 2010 in Lufkin, Texas to elect five directors.

All of the nominated directors were elected and will serve a three-year term expiring in 2013, except for Mr. R.R. Stewart who will serve a two year term expiring in 2012.  The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each nominated director are as follows:

	Votes in	Votes		Broker Non-
	Favor	Withheld	Abstentions	Votes

J.F. Glick	12,441,006	312,137	-	1,086,610
J.D. Hofmeister	12,498,735	254,408	-	1,086,610
J.H. Lollar	12,423,678	329,465	-	1,086,610
T.E. Wiener	12,424,460	328,683	-	1,086,610
R.R. Stewart	12,608,574	144,569	-	1,086,610

In addition to the directors that were up for reelection at the Annual Meeting, the following directors have terms of office continuing after the Annual Meeting:

Directors with terms expiring in 2011:

H.J. Trout, Jr.
J.T. Jongebloed
S.V. Baer

Directors with terms expiring in 2012:

J.F. Anderson
D.V. Smith

At the Annual Meeting, the stockholders of the Company also voted on a proposal to ratify Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year of 2010.  The number of votes cast for or against, as well as the number of abstentions and broker non-votes, for the proposal are as follows:

	Votes in	Votes		Broker Non-
	Favor	Against	Abstentions	Votes

Ratification of Auditors	13,606,138	199,239	34,376	-

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

Date:           August 5, 2010

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