Form 10-Q/A
period 2010-08-03
LUFKIN INDUSTRIES INC
filed 2010-08-06
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q of Lufkin Industries, Inc. for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 5, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report, which was furnished, in an unreadable format, with the original filing of our Form 10-Q on August 5, 2010, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):  (i) our unaudited Consolidated Statements of Income; (ii) our unaudited Consolidated Balance Sheets; (iii) our unaudited Consolidated Statements of Cash Flows; and (iv) the notes to our unaudited Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the XBRL interactive data files furnished as Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  No other changes have been made to the original Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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