Form 10-Q
period 2010-09-30
LUFKIN INDUSTRIES INC
filed 2010-11-08
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ___No   X

There were 30,058,321 shares of Common Stock, $1.00 par value per share, outstanding as of November 3, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	September 30,	December 31,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$81,479	$100,858
Receivables, net	116,321	92,506
Income tax receivable	3,213	4,303
Inventories	126,986	110,605
Deferred income tax assets	6,225	5,198
Other current assets	4,305	4,351
Current assets from discontinued operations	800	811
Total current assets	339,329	318,632

Property, plant and equipment, net	189,205	159,770
Goodwill, net	45,226	45,001
Other assets, net	16,834	18,187
Total assets	$590,594	$541,590

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$30,889	$19,993
Current portion of long-term debt	1,426	1,372
Accrued liabilities:
Payroll and benefits	11,731	9,568
Warranty expenses	4,322	4,220
Taxes payable	7,040	4,562
Other	27,340	24,147
Current liabilities from discontinued operations	934	1,026
Total current liabilities	83,682	64,888

Long-term debt	449	1,516
Deferred income tax liabilities	14,173	10,950
Postretirement benefits	5,892	7,874
Other liabilities	18,581	20,647
Commitments and contingencies	-	-
Long-term liabilities from discontinued operations	37	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 31,845,310 and 31,617,176 shares issued and outstanding, respectively	31,845	31,618
Capital in excess par	64,720	54,699
Retained earnings	439,897	421,908
Treasury stock, 1,836,336 and 1,862,336 shares, respectively, at cost	(35,352)	(34,621)
Accumulated other comprehensive loss	(33,330)	(37,926)
Total shareholders' equity	467,780	435,678
Total liabilities and shareholders' equity	$590,594	$541,590

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$172,138	$117,688	$452,107	$394,565

Cost of sales	128,823	92,756	342,828	308,454

Gross profit	43,315	24,932	109,279	86,111

Selling, general and administrative expenses	22,514	17,751	62,155	54,774
Litigation reserve	1,000	-	1,000	5,000

Operating income	19,801	7,181	46,124	26,337

Interest income	18	8	48	897
Interest expense	(189)	(150)	(460)	(452)
Other income (expense), net	107	613	(39)	1,241

Earnings from continuing operations before income tax provision and discontinued operations	19,737	7,652	45,673	28,023

Income tax provision	7,105	2,597	16,442	9,134

Earnings from continuing operations before discontinued operations	12,632	5,055	29,231	18,889

Earnings (loss) from discontinued operations, net of tax	5	(63)	(12)	(422)

Net earnings	$12,637	$4,992	$29,219	$18,467

Basic earnings per share:

Earnings from continuing operations	$0.42	$0.17	$0.98	$0.64
Loss from discontinued operations	-	-	-	(0.02)

Net earnings	$0.42	$0.17	$0.98	$0.62

Diluted earnings per share:

Earnings from continuing operations	$0.42	$0.17	$0.97	$0.64
Loss from discontinued operations	-	-	-	(0.02)

Net earnings	$0.42	$0.17	$0.97	$0.62

Dividends per share	$0.125	$0.125	$0.375	$0.375

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows form operating activities:
Net earnings	$29,219	$18,467
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	15,538	13,326
Recovery of losses on receivables	(58)	(524)
LIFO expense (income)	357	(440)
Deferred income tax benefit	(1,057)	(2,357)
Excess tax benefit from share-based compensation	(785)	(32)
Share-based compensation expense	2,406	1,510
Pension expense	5,895	7,649
Postretirement obligation	305	203
Gain on disposition of property, plant and equipment	(266)	(270)
Loss from discontinued operations	12	422
Changes in:
Receivables, net	(24,044)	65,114
Income tax receivable	1,243	(536)
Inventories	(17,291)	20,341
Other current assets	38	(1,568)
Accounts payable	10,699	(19,799)
Accrued liabilities	10,000	(13,740)
Net cash provided by continuing operations	32,211	87,766
Net cash used in discontinued operations	-	-
Net cash provided by operating activities	32,211	87,766

Cash flows from investing activites:
Additions to property, plant and equipment	(44,406)	(27,588)
Proceeds from disposition of property, plant and equipment	476	714
Decrease (increase) in other assets	63	(1,177)
Acquisition of other companies	(1,842)	(51,658)
Net cash used in continuing operations	(45,709)	(79,709)
Net cash provided by discontinued operations	-	-
Net cash used in investing activities	(45,709)	(79,709)

Cash flows from financing activites:
Payments of notes payable	(1,013)	(3,002)
Dividends paid	(11,231)	(11,146)
Excess tax benefit from share-based compensation	785	32
Proceeds from exercise of stock options	5,503	28
Refund of prior treasury stock purchases	-	11
Net cash used in financing activities	(5,956)	(14,077)

Effect of translation on cash and cash equivalents	75	438

Net decrease in cash and cash equivalents	(19,379)	(5,582)

Cash and cash equivalents at beginning of period	100,858	107,756

Cash and cash equivalents at end of period	$81,479	$102,174

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year.

In June 2010, the Company’s Board of Directors approved a 2-for-1 stock dividend to be effected by issuing one additional share of the Company’s common stock for every share of the Company’s common stock outstanding on the stock dividend record date.  The additional shares of the company’s common stock issued in connection with the stock dividend were distributed on June 1, 2010 to stockholders of record at the close of business on May 19, 2010.  All prior period shares outstanding, earnings per share and prices per share have been adjusted to reflect the stock dividend.

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

2. Recently Issued Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on its financial statements.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At September 30, 2010, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the Company’s condensed consolidated balance sheet.

On July 1, 2009, the Company completed the acquisition of Rotating Machinery Technology, Inc. (“RMT”), a New York corporation.  RMT is a recognized leader in the turbo-machinery industry, specializing in the analysis design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York.  During the second quarter of 2010, the Company made a one-time payment of $0.3 million, as a result of the final valuation of working capital at the time of the acquisition.

On November 1, 2010 the Company completed the acquisition of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL, specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.

The PHL acquisition will be recorded using the acquisition method of accounting.  PHL will be included in the Oil Field segment of our business.  The preliminary purchase price consideration consists of $7.0 million cash paid at closing with the option to purchase an additional $1.0 million in additional inventory and equipment.  The purchase price allocation is unavailable as of the date of this filing due to ongoing review of the fair market value of the net assets acquired.

4. Discontinued Operations
During the second quarter of 2008, the Company’s Trailer segment was classified as a discontinued operation.

Operating results of discontinued operations were as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$-	$1	$1	$36

Earnings (loss) before income tax provision	8	(97)	(19)	(649)

Income tax (expense) benefit	(3)	34	7	227

Earnings (loss) from discontinued operations, net of tax	$5	$(63)	$(12)	$(422)

	September 30,	December 31,
	2010	2009

Receivables, net	$-	$17
Income tax receivable	473	302
Deferred income tax assets	327	492

Current assets from discontinued operations	800	811

Total assets from discontinued operations	$800	$811

Accounts payable	$1	$10
Accrued liabilities:
Payroll and benefits	72	70
Warranty expenses	155	240
Other	706	706

Current liabilities from discontinued operations	934	1,026

Long-term liabilities	37	37

Total liabilities from discontinued operations	$971	$1,063

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2010	2009

Accounts receivable	$113,976	$87,497
Notes receivable	66	482
Other receivables	2,565	4,767
Gross receivables	116,607	92,746

Allowance for doubtful accounts receivable	(286)	(240)
Net receivables	$116,321	$92,506

Bad debt expense related to receivables for the three months ended September 30, 2010 was $0.1 million.  Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million for the nine months ended September 30, 2010.  Bad debt expense related to receivables for the three and nine months ended September 30, 2009 resulted in a $0.5 million recovery for both periods.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30,	December 31,
	2010	2009
Gross inventories @ FIFO:
Finished goods	$6,891	$7,545
Work in progress	28,299	21,435
Raw materials & component parts	110,723	100,347
Maintenance, tooling & supplies	14,001	13,882
Total gross inventories @ FIFO	159,914	143,209
Less reserves:
LIFO	30,318	29,961
Valuation	2,610	2,643
Total inventories as reported	$126,986	$110,605

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $90.8 million and $76.7 million at September 30, 2010 and December 31, 2009, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	September 30,	December 31,
	2010	2009

Land	$19,931	$6,735
Land improvements	10,435	10,146
Buildings	102,015	92,467
Machinery and equipment	277,455	265,958
Furniture and fixtures	6,490	5,985
Computer equipment and software	20,916	15,388
Total property, plant and equipment	437,242	396,679
Less accumulated depreciation	(248,037)	(236,909)
Total property, plant and equipment, net	$189,205	$159,770

Depreciation expense related to property, plant and equipment was $4.9 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively, and was $14.2 million and $12.4 million for the nine months ended September 30, 2010 and 2009, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2010, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/09	$38,018	$6,983	$45,001

Final purchase price adjustment	11	331	342
Foreign currency translation	2	(119)	(117)
Balance as of 9/30/10	$38,031	$7,195	$45,226

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

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS and RMT acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	September 30, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$522	$1,542	7.2
Customer relationships and contracts	13,216	2,034	11,182	10.0

	$15,280	$2,556	$12,724	8.0

				Weighted
	December 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$258	$1,806	7.2
Customer relationships and contracts	13,216	1,043	12,173	10.0

	$15,280	$1,301	$13,979	8.0

Amortization expense of intangible assets was approximately $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and was $1.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/11	$1,672
For the year ended 12/31/12	1,573
For the year ended 12/31/13	1,553
For the year ended 12/31/14	1,441
For the year ended 12/31/15	1,416
Thereafter	$4,651

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30,	December 31,
	2010	2009

Customer prepayments	$10,020	$7,945
Litigation reserves	7,187	6,637
Deferred compensation plans	6,020	5,500
Accrued professional services	592	548
Hold back consideration	1,570	1,605
Other accrued liabilities	1,951	1,912
Total other current accrued liabilities	$27,340	$24,147

10. Debt
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	September 30,	December 31,
	2010	2009

Long-term notes payable	$1,875	$2,888

Less current portion of long-term debt	(1,426)	(1,372)

Long-term debt	$449	$1,516

Principal payments of long-term debt by year are as follows (in thousands of dollars):

2011	$449

Total	$449

The Company’s current debt at September 30, 2010 primarily consists of assumed notes from the ILS acquisition, which are described below.  The current portion of long-term debt reflects scheduled principal payments due on or before September 30, 2011.

On March 1, 2009, the Company assumed from ILS several notes payable, associated with prior acquisitions undertaken by ILS, with a remaining aggregate principal balance of $3.9 million at interest rates ranging from 0% to 6% with a weighted average of 4.5%.  On the outstanding principal balance as of September 30, 2010, the Company has secured letters of credit for $0.4 million and the remaining $1.4 million is secured by collateral consisting of equipment, inventory and accounts receivable.  The fair market value of the outstanding debt as of September 30, 2010 is not materially different than its carrying value.

In connection with the ILS acquisition, the Company also assumed a note payable to a bank in the amount of $0.8 million, which was paid in full at closing on March 1, 2009. In connection with the RMT acquisition, the Company also assumed several notes payable to individuals and banks totaling $1.5 million, which were paid in full at closing on July 1, 2009.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $13.9 million, $26.1 million of borrowing capacity was available under the Bank Facility at September 30, 2010.  The fair market value of the outstanding debt as of September 30, 2010 is not materially different than its carrying value.  The maturity date of the Bank Facility is December 31, 2010.  The Company expects to successfully negotiate a new credit facility prior to the maturity date of the Bank Facility.  In the event the Company is unsuccessful, it still believes that its cash flows from operations will be sufficient to fund its operations, including planned capital expenditures, dividend payments, debt obligations and stock repurchases through the next twelve months.

11. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan, which are currently funded by trusts established under the plan, are measured by length of service, compensation and other factors. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in "Other current accrued liabilities" and “Other liabilities” in the Condensed Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through September 30, 2010. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and each individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and each participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $1.0 million and $0.7 million in the three months ended September 30, 2010 and 2009, respectively, and $2.8 million and $2.4 million in the nine months ended September 30, 2010 and 2009, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Condensed Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2010	2009	2010	2009

Service cost	$1,414	$1,407	$23	$43
Interest cost	2,896	2,890	88	123
Expected return on plan assets	(3,188)	(3,136)	-	-
Amortization of prior service cost	196	225	13	15
Amortization of unrecognized net loss (gain)	928	1,336	(73)	(45)
Net periodic benefit cost	$2,246	$2,722	$51	$136

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2010	2009	2010	2009

Service cost	$4,242	$4,220	$69	$129
Interest cost	8,689	8,671	263	367
Expected return on plan assets	(9,564)	(9,406)	-	-
Amortization of prior service cost	589	674	38	45
Amortization of unrecognized net loss (gain)	2,784	4,008	(218)	(134)
Net periodic benefit cost	$6,740	$8,167	$152	$407

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to make contributions of $5.4 million to its pension plans in 2010. The Company also disclosed that it expected to make contributions of $0.6 million to its postretirement plan in 2010. As of September 30, 2010, the Company had made contributions of $0.7 million to its pension plans and $0.5 million to its postretirement plan. The Company presently anticipates making additional contributions of $0.1 million to its pension plans and $0.2 million to its postretirement plan during the remainder of 2010.  Due to favorable asset returns the originally forecasted pension funding is not required in 2010.

12. Legal Proceedings
On March 7, 1997, a class action complaint was filed against the Company in the U.S. District Court for the Eastern District of Texas (the “District Court”) by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was administratively closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, and after the close of plaintiffs’ evidence, the court adjourned and did not complete the trial until October 2004. Although plaintiffs’ class certification encompassed a wide variety of employment practices, plaintiffs presented only disparate impact claims relating to discrimination in initial assignments and promotions at trial.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney’s fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiffs’ claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiffs’ appeal for class certification of a class disparate treatment claim. Plaintiffs’ claim on the issue of the Company’s promotional practices was affirmed but the back pay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiffs’ attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney’s fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiffs’ submissions which described the formula and underlying assumptions that supported their positions on attorney’s fees and damages. After careful review of the plaintiffs’ submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiffs’ requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties’ arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs’ original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney’s fees and costs totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney’s fees with the U.S. Fifth Circuit Court of Appeals. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the District Court notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered the Company to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the District Court for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010. The Company recorded provisions for these judgments in 2009.

On January 15, 2010, the plaintiffs filed a notice of appeal with the U.S. Fifth Circuit Court of Appeals of the District Court’s final judgment. On January 21, 2010, The Company filed a notice of cross-appeal with the same court.  In addition, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals. The District Court granted this motion to stay.  On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney’s fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these cost, the Company recorded an addition provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$12,637	$4,992	$29,219	$18,467

Other comprehensive income, before tax:

Foreign currency translation adjustments	4,029	2,822	(928)	3,869

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	196	225	589	674
Amortization of unrecognized net loss included in net periodic benefit cost	928	1,336	2,784	4,008
Net gain (loss) arising during period	-	-	3,634	(7,464)

Total defined benefit pension plans	1,124	1,561	7,007	(2,782)

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	15	38	45
Amortization of unrecognized net gain included in net periodic benefit cost	(73)	(45)	(218)	(134)
Net gain (loss) arising during period	-	-	1,942	(474)

Total defined benefit postretirement plans	(60)	(30)	1,762	(563)

Total other comprehensive income, before tax	5,093	4,353	7,841	524

Income tax (expense) benefit related to items of other comprehensive income	(394)	(566)	(3,245)	1,237

Total other comprehensive income, net of tax	4,699	3,787	4,596	1,761

Total comprehensive income	$17,336	$8,779	$33,815	$20,228

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2009	$6,037	$(44,928)	$965	$(37,926)

Current-period change	(928)	4,414	1,110	4,596

Balance, September 30, 2010	$5,109	$(40,514)	$2,075	$(33,330)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2010 and 2009, are illustrated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding for basic EPS	29,990,262	29,723,878	29,911,473	29,722,366

Effect of dilutive securities: employee stock options	300,125	81,036	301,365	73,566

Adjusted weighted average common shares outstanding for diluted EPS	30,290,387	29,804,914	30,212,838	29,795,932

Weighted options to purchase a total of 87,000 and 507,460 shares of the Company’s common stock for the three months ended September 30, 2010 and 2009, respectively, and 93,546 and 500,623 shares of the Company’s common stock for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

15. Stock Compensation Plans
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

The following table is a summary of the stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock-based compensation expense	$482	$557	$2,406	$1,510
Tax benefit	(178)	(206)	(890)	(559)
Stock-based compensation expense, net of tax	$304	$351	$1,516	$951

The fair value of each option grant during the first nine months of 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

	2010	2009

Expected dividend yield	1.25% - 1.60%	2.18% - 2.80%
Expected stock price volatility	51.3% - 57.0%	46.8% - 54.0%
Risk free interest rate	1.37% - 2.96%	1.09% - 2.73%
Expected life options	3 - 6 years	3 - 7 years
Weighted-average fair value per share at grant date	$14.79	$14.52

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected stock price volatility is based upon the historical weekly and daily stock price for the prior number of years equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries, the terms of which were equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during the nine months ended September 30, 2010, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2010	1,418,028	$26.28
Granted	143,000	35.14
Exercised	(238,134)	23.11
Forfeited or expired	(1,500)	29.93
Outstanding at September 30, 2010	1,321,394	$27.81	7.5	$21,266
Exercisable at September 30, 2010	619,820	$27.30	6.5	$10,289

As of September 30, 2010, there was $4.1 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of stock options exercised in the first nine months of 2010 was $4.2 million.

16. Uncertain Tax Positions

As of December 31, 2009, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of September 30, 2010, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

(Thousands of dollars)

Balance at December 31, 2009	$1,509

Gross increases- current year tax positions	25
Gross increases- tax positions from prior periods	207
Gross decreases- tax positions from prior periods	(195)
Settlements	-

Balance at September 30, 2010	$1,546

In 2010 the Company effectively settled the 2007 and 2008 exams in France for all tax positions.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2009.  Negligible interest and penalties were recognized during the three and nine months ended September 30, 2010 and 2009, respectively.

17. Segment Data
The Company operates with two business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended September 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$130,015	$43,399	$-	$173,414
Inter-segment sales	(528)	(748)	-	(1,276)
Net sales	$129,487	$42,651	$-	$172,138

Operating income (loss)	$17,826	$2,975	$(1,000)	$19,801
Other income (expense), net	88	(34)	(118)	(64)
Earnings (loss) from continuing operations before income tax provision	$17,914	$2,941	$(1,118)	$19,737

Three Months Ended September 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$74,054	$44,132	$-	$118,186
Inter-segment sales	(322)	(176)	-	(498)
Net sales	$73,732	$43,956	$-	$117,688

Operating income	$628	$6,553	$-	$7,181
Other income (expense), net	442	46	(17)	471
Earnings (loss) from continuing operations before income tax provision	$1,070	$6,599	$(17)	$7,652

Nine Months Ended September 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$335,113	$120,815	$-	$455,928
Inter-segment sales	(1,441)	(2,380)	-	(3,821)
Net sales	$333,672	$118,435	$-	$452,107

Operating income (loss)	$40,288	$6,836	$(1,000)	$46,124
Other (expense) income, net	(315)	20	(156)	(451)
Earnings (loss) from continuing operations before income tax provision	$39,973	$6,856	$(1,156)	$45,673

Nine Months Ended September 30, 2009

		Power	Corporate
	Oil Field	Transmission	& Other*	Total

Gross sales	$262,542	$137,158	$-	$399,700
Inter-segment sales	(2,134)	(3,001)	-	(5,135)
Net sales	$260,408	$134,157	$-	$394,565

Operating income (loss)	$14,366	$16,971	$(5,000)	$26,337
Other income, net	888	136	662	1,686
Earnings (loss) from continuing operations before income tax provision	$15,254	$17,107	$(4,338)	$28,023

* Corporate & Other includes the litigation reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lufkin Industries, Inc. (the “Company”) is a global supplier of oil field and power transmission products. Through its Oil Field segment, the Company manufactures and services artificial lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for industrial applications. While these markets are price-competitive, technological and quality differences can provide product differentiation.

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

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its two main manufacturing facilities in Lufkin, Texas and Argentina. These investments should reduce production lead times, improve quality and reduce manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry. In July 2010, the Company announced its intention to construct a new multi-purpose manufacturing and aftermarket facility in Ploiesti Romania to support market expansion efforts in the Eastern Hemisphere. This facility is being designed with the objective of manufacturing products for both the Company’s Oil Field and Power Transmission segments, with an initial focus on oil field products. This facility, which is being built on an 82 acre site, will have an estimated aggregate gross cost of $126 million. When completed in 2012, the facility will initially employ just over 300 employees. The government of Romania, through the Ministry of Public Finance, has agreed to provide the Company with economic development incentives and financial assistance of 28 million Euros towards the construction costs, which account for approximately 30% of the total cost of the plant.

In the Power Transmission segment, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the United States and Canada. The Company is also making targeted capital investments in the United States and France to expand capacity, develop new product lines and reduce manufacturing lead times, in addition to certain capital investments targeting cost reductions.  On July 1, 2009, the Company purchased Rotating Machinery Technology, Inc. (“RMT”), which specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications. RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York. The Company intends to focus future capital investments for Oil Field and Power Transmission on international geographic expansion of manufacturing and service centers.

Trends/Outlook

Oil Field

Demand for the Company’s artificial lift equipment is primarily dependent on the level of new onshore oil wells, workover drilling activity, the depth and fluid conditions of such drilling activity and general field maintenance budgets. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Increasing energy prices from 2004 to late 2008 increased the demand for pumping units and related service and products as a result of higher drilling activity, activation of idle wells and the upgrading of existing wells. In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity also reduced significantly as capital and operating budgets were reduced. These negative trends continued into the first quarter of 2009, and worsened during the second quarter of 2009, as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend was more pronounced in North America than in international markets. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities caused gross margins to decline in 2009. In the second half of 2009, oil prices increased back to 2007 levels and drilling activity, especially for oil, increased.

During the third quarter of 2010, oil prices increased to levels reached earlier in 2010 as expectations of global demand growth offset market concerns of high global oil inventories. Oil drilling activity increased during the third quarter of 2010, but bookings levels remained at second quarter 2010 levels. U.S. bookings increased in response to higher drilling activity, mostly offset by lower international bookings. International bookings typically are for annual requirements and the timing of orders can cause variability by quarter. U.S. demand for artificial lift equipment has not increased as quickly as the oil-directed rig count due to fewer well completions per rig drilling due to increased use of multi-stage horizontal frac technology, delays in completions due to unavailability of frac crews and improvements in drilling technology that extends the length of time wells remain free-flowing. Also, while order levels have continued to increase during 2010, the ability to raise prices remains a challenge. Most raw material prices have remained stable during 2010, but certain raw material associated with cast iron have recently increased.

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

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales remained at these lower levels throughout the first half of 2010, new order and quotation activity, especially from the energy markets, increased during the first nine months of 2010 over levels seen in 2009.  It is anticipated that this upward trend will lead to higher sales levels in the fourth quarter of 2010, compared to the first half of 2010.

Other
In the third quarter of 2010, the Company recorded a contingent liability provision of $1.0 million for its ongoing class-action lawsuit. During the first and second quarters of 2009, the Company recorded contingent liability provisions of $3.0 million and $2.0 million (pre-tax), respectively, for this same lawsuit.  For additional information, please see Part II, Item 1. “Legal Proceedings” of this Form 10-Q.

Summary of Results
The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels and cash balances.

Overall, sales for the three months ended September 30, 2010 increased to $172.1 million from $117.7 million for the three months ended September 30, 2009, or 46.3%, and sales for the nine months ended September 30, 2010 increased to $452.1 million from $394.6 million for the nine months ended September 30, 2009, or 14.6%. This increase was primarily driven by higher sales of oil field products and services in the North American market.

Gross margin for the three months ended September 30, 2010 increased to 25.2% from 21.2% for the three months ended September 30, 2009, and gross margin for the nine months ended September 30, 2010 increased to 24.2% from 21.8% for the nine months ended September 30, 2009. This gross margin increase was primarily related to the favorable impact of higher plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $22.6 million during the third quarter of 2010 from $17.8 million during the third quarter of 2009, and increasing to $62.2 million during the first nine months of 2010 from $54.9 million during the first nine months of 2009. This increase was primarily related to resources added from the ILS and RMT acquisitions, higher employee-related expenses in support of international expansion efforts and new product development. As a percentage of sales, selling, general and administrative expenses decreased to 13.7% for the three months ended September 30, 2010, from 15.1% for the three months ended September 30, 2009, and decreased to 14.0% for the nine months ended September 30, 2010, from 15.1% for the nine months ended September 30, 2009.

The Company reported net earnings from continuing operations of $12.6 million, or $0.42 per share (diluted), for the three months ended September 30, 2010, compared to net earnings from continuing operations of $5.1 million, or $0.17 per share (diluted), for the three months ended September 30, 2009. Net earnings from continuing operations were $29.2 million, or $0.97 per share (diluted), for the nine months ended September 30, 2010, compared to net earnings from continuing operations of $18.9 million, or $0.64 per share (diluted), for the nine months ended September 30, 2009.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.1% as of September 30, 2010 and 0.3% at December 31, 2009. Cash balances at September 30, 2010 were $81.5 million, down from $100.9 million at December 31, 2009.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	September 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Sales
Oil Field	$129,487	$73,732	$55,755	75.6
Power Transmission	42,651	43,956	(1,305)	(3.0)
Total	$172,138	$117,688	$54,450	46.3

Gross Profit
Oil Field	$31,608	$11,054	$20,554	185.9
Power Transmission	11,707	13,878	(2,171)	(15.6)
Total	$43,315	$24,932	$18,383	73.7

Oil Field

Oil Field sales increased to $129.5 million, or 75.6%, for the three months ended September 30, 2010, from $73.7 million for the three months ended September 30, 2009. New unit sales of $69.9 million during the third quarter of 2010 were up $32.6 million, or 87.3%, compared to $37.3 million during the third quarter 2009, primarily from higher demand in North America. Pumping unit service sales of $27.7 million during the third quarter of 2010 were up $7.8 million, or 39.2%, compared to $19.9 million during the third quarter 2009. Automation sales of $23.0 million during the third quarter of 2010 were up $13.2 million, or 133.6%, compared to $9.8 million during the third quarter 2009. Lufkin ILS sales of $6.1 million during the third quarter of 2010 were up $1.4 million, or 31.9%, compared to $4.7 million during the third quarter 2009. Commercial casting sales of $2.8 million during the third quarter of 2010 were up $0.8 million, or 36.4%, compared to $2.0 million during the third quarter 2009. Oil Field’s backlog increased to $105.6 million as of September 30, 2010, from $35.9 million at September 30, 2009, $101.7 million at June 30, 2010, and $43.3 million at December 31, 2009. This increase over the prior quarter was caused primarily by higher orders for new pumping units in the U.S. The sequential increase over 2009 backlog levels was due to higher new pumping unit demand in both U.S. and international markets as oil drilling activity increased.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 24.4% for three months ended September 30, 2010, compared to 15.0% for the three months ended September 30, 2009, or 9.4 percentage points. This gross margin increase was primarily related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $9.2 million, or 47.8%, for the three months ended September 30, 2010, from $6.2 million for the three months ended September 30, 2009. This increase was due to higher employee-related and legal expenses. Direct selling, general and administrative expenses as a percentage of sales decreased to 7.1% for the three months ended September 30, 2010, from 8.5% for the three months ended September 30, 2009.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $42.7 million, or 3.0%, for the three months ended September 30, 2010, compared to $44.0 million for the three months ended September 30, 2009. New unit sales of $30.4 million during the third quarter of 2010 were down $3.5 million, or 10.4%, compared to $34.0 million during the third quarter of 2009, as a result of decreased sales of high-speed units for oil and gas markets. Repair and service sales of $11.0 million during the third quarter of 2010 were up $1.9 million, or 20.6%, compared to $9.1 million during the third quarter 2009. Sales from Lufkin RMT increased $0.3 million during the third quarter of 2010 to $1.2 million, or 42.5%, compared to $0.9 million during the third quarter 2009. Power Transmission backlog of $101.6 million at September 30, 2010 increased from $97.9 million at September 30, 2009, and increased from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related markets.

Gross margin for the Power Transmission segment decreased to 27.4% for the three months ended September 30, 2010, compared to 31.6% for the three months ended September 30, 2009, or 4.2 percentage points. This gross margin decrease was primarily related to the unfavorable mix effect of higher sales slow-speed units.

Direct selling, general and administrative expenses for Power Transmission increased to $6.7 million, or 13.4%, for the three months ended September 30, 2010, from $5.9 million for the three months ended September 30, 2009. This increase was primarily due to higher employee-related expenses. Direct selling, general and administrative expenses as a percentage of sales increased to 15.8% for the three months ended September 30, 2010, from 13.5 % for the three months ended September 30, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $6.6 million for the three months ended September 30, 2010, an increase of $1.0 million or 2.2%, from $6.0 million for the three months ended September 30, 2009, primarily from increased employee-related expenses.

Interest income, interest expense and other income and expense for the three months ended September 30, 2010 decreased to $0.1 million of expense compared to $0.5 million of income for the three months ended September 30, 2009, from currency losses on the weaker Canadian dollar over the U.S. dollar.

Pension expense, which is reported as an increase in cost of sales, decreased to $2.0 million for the three months ended September 30, 2010, compared to pension expense of $2.5 million for the three months ended September 30, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the three months ended September 30, 2010 was 36.0% compared to 33.4% for the three months ended September 30, 2009. The net tax rate in the third quarter of 2009 benefitted from adjustments to prior period tax filings in the U.S. The tax rate for the balance of 2010 is expected to be approximately 36.0%.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended
	September 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Sales
Oil Field	$333,672	$260,408	$73,264	28.1
Power Transmission	118,435	134,157	(15,722)	(11.7)
Total	$452,107	$394,565	$57,542	14.6

Gross Profit
Oil Field	$77,548	$47,255	$30,293	64.1
Power Transmission	31,731	38,856	(7,125)	(18.3)
Total	$109,279	$86,111	$23,168	26.9

Oil Field

Oil Field sales increased to $333.7 million, or 28.1%, for the nine months ended September 30, 2010, from $260.4 million for the nine months ended September 30, 2009. New unit sales of $176.3 million during the first nine months of 2010 were up $31.7 million, or 21.9%, compared to $144.6 million during the first nine months of 2009. Pumping unit service sales of $74.8 million during the first nine months of 2010 were up $13.6 million, or 22.1%, compared to $61.2 million during the first nine months of 2009. Automation sales of $56.7 million during the first nine months of 2010 were up $20.2 million, or 55.5%, compared to $36.4 million during the first nine months of 2009. Lufkin ILS sales were $17.8 million during the first nine months of 2010 compared to $10.9 million during the first nine months 2009. Lufkin ILS was acquired on March 1, 2009. Commercial casting sales of $8.2 million during the first nine months of 2010 were up $0.9 million, or 13.0%, compared to $7.2 million during the first nine months of 2009. Oil Field’s backlog increased to $105.6 million as of September 30, 2010, from $43.3 million at December 31, 2009. This increase was caused primarily by higher orders for new pumping units in both U.S. and international markets as oil drilling activity increased.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 23.2% for the nine months ended September 30, 2010, compared to 18.1% for the nine months ended September 30, 2009, or 5.1 percentage points. This gross margin increase was related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $24.5 million, or 28.1%, for the nine months ended September 30, 2010, from $19.1 million for the nine months ended September 30, 2009. This increase was due to higher employee-related expenses in support of international expansion efforts and new product development. Direct selling, general and administrative expenses as a percentage of sales remained at 7.3% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $118.4 million, or 11.7%, for the nine months ended September 30, 2010, compared to $134.2 million for the nine months ended September 30, 2009. New unit sales of $80.6 million during the first nine months of 2010 were down $24.4 million, or 23.2%, compared to $104.9 million during the first nine months of 2009, as a result of decreased sales of marine units and high-speed units for oil and gas markets. Repair and service sales of $34.4 million during the first nine months of 2010 were up $6.0 million, or 21.3%, compared to $28.4 million during the first nine months of 2009 from the benefits of new gear repair facilities and increased orders from the oil and gas markets. Sales from Lufkin RMT contributed $3.5 million during the first nine months of 2010. Power Transmission backlog at September 30, 2010 increased to $101.6 from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related markets.

Gross margin for the Power Transmission segment decreased to 26.8% for the nine months ended September 30, 2010, compared to 29.0% for the nine months ended September 30, 2009, or 2.2 percentage points. This gross margin decrease was related to the negative impact of lower plant utilization on fixed cost coverage in the U.S. new unit manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $19.3 million, or 10.2%, for the nine months ended September 30, 2010, from $17.3 million for the nine months ended September 30, 2009. This increase was primarily due to the RMT acquisition and higher other employee-related expenses. Direct selling, general and administrative expenses as a percentage of sales increased to 16.3% for the nine months ended September 30, 2010, from 12.9 % for the nine months ended September 30, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $18.4 million for the nine months ended September 30, 2010, an increase of $0.1 million from $18.3 million for the nine months ended September 30, 2009.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2010 decreased to $0.5 million of expense compared to $1.7 million of income for the nine months ended September 30, 2009, from currency losses on the weaker Canadian dollar over the U.S. dollar and reduced interest income.

Pension expense, which is reported as an increase in cost of sales, decreased to $5.9 million for the nine months ended September 30, 2010, compared to pension expense of $7.6 million for the nine months ended September 30, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the nine months ended September 30, 2010 was 36.0% compared to 33.0% for the nine months ended September 30, 2009. The net tax rate in the first nine months of 2009 benefitted from adjustments to prior period tax filings in the U.S. The tax rate for the balance of 2010 is expected to be approximately 36.0%.

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

The Company’s cash balance totaled $81.5 million at September 30, 2010, compared to $100.9 million at December 31, 2009. For the nine months ended September 30, 2010, net cash provided by operating activities was $32.2 million, net cash used in investing activities totaled $45.7 million and net cash used in financing activities amounted to $6.0 million. Significant components of cash provided by operating activities for the nine months ended September 30, 2010 included net earnings from continuing operations, adjusted for non-cash expenses, of $51.6 million partially offset by an increase in working capital of $19.4 million.

Net cash used in investing activities for the nine months ended September 30, 2010 included net capital expenditures totaling $44.4 million and holdback and other payments of $1.8 million related to the ILS and RMT acquisitions. Capital expenditures in the first nine months of 2010 were primarily for a new service center in Odessa, Texas, machine tools in Oil Field and Power Transmission and the new manufacturing facility in Romania.  Capital expenditures for 2010 are projected to be approximately $60 to $75 million, primarily for the new Romanian facility and additional new facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional international and capacity expansion opportunities that could require significant capital spending over several years, but these plans have not been finalized. These additional capital expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash used by financing activities for the nine months ended September 30, 2010 included dividend payments of $11.2 million, or $0.375 per share, long-term debt repayment of $1.0 million, and proceeds from stock option exercises of $5.5 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $40.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2010. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $13.9 million, $26.1 million of borrowing capacity was available under the Bank Facility at September 30, 2010.  The fair market value of the outstanding debt as of September 30, 2010 is not materially different than its carrying value.  The maturity date of the Bank Facility is December 31, 2010.  The Company expects to successfully negotiate a new credit facility prior to the maturity date of the Bank Facility.  In the event the Company is unsuccessful, it still believes that its cash flows from operations will be sufficient to fund its operations, including planned capital expenditures, dividend payments, debt obligations and stock repurchases through the next twelve months.

The Company assumed various notes payable in conjunction with the ILS and RMT acquisitions in 2009. These obligations will require principal payments of $0.3 million during the fourth quarter of 2010.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on our financial statements.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

The Company extends credit to customers in the normal course of business. Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness. An allowance for doubtful accounts has been established to provide for estimated losses on receivable collections. The balance of this allowance is determined by regular reviews of outstanding receivables and historical experience. As the financial condition of customers change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. Due to the lack of current debt, the Company does not have any significant exposure to interest rate fluctuations. However, if the Company drew on its line of credit under its Bank Facility, it would have exposure to interest rate fluctuations since the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

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

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of September 30, 2010, this inter-company debt was comprised of a $0.1 million receivable and a $11.3 million payable from France and Canada, respectively. As of September 30, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.7 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.7 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

On March 7, 1997, a class action complaint was filed against the Company in the U.S. District Court for the Eastern District of Texas (the “District Court”) by an employee and a former employee of the Company who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by the Company from March 6, 1994, to the present. The case was administratively closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, and after the close of plaintiffs’ evidence, the court adjourned and did not complete the trial until October 2004. Although plaintiffs’ class certification encompassed a wide variety of employment practices, plaintiffs presented only disparate impact claims relating to discrimination in initial assignments and promotions at trial.

On January 13, 2005, the District Court entered its decision finding that the Company discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that the Company pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney’s fees that the Company estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered the Company to cease and desist all racially biased assignment and promotion practices and (ii) ordered the Company to pay court costs and expenses.

The Company reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, the Company appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on Friday, February 29, 2008 that reversed and vacated the plaintiffs’ claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiffs’ appeal for class certification of a class disparate treatment claim. Plaintiffs’ claim on the issue of the Company’s promotional practices was affirmed but the back pay award was vacated and remanded for recomputation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiffs’ attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney’s fees, a damage award and injunctive relief. Subsequently, the Company reviewed the plaintiffs’ submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiffs’ submission to the court the Company continued to have significant differences regarding legal issues that materially impacted the plaintiffs’ requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties’ arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs’ original request. The Company and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney’s fees and costs totaling $5.8 million, the Company recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney’s fees with the U.S. Fifth Circuit Court of Appeals. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the District Court notified the Company that it had entered a final judgment related to the Company’s ongoing class-action lawsuit. The Court ordered the Company to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. On January 29, 2010, the plaintiffs filed a motion with the District Court for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010. The Company recorded provisions for these judgments in 2009.

On January 15, 2010, the plaintiffs filed a notice of appeal with the U.S. Fifth Circuit Court of Appeals of the District Court’s final judgment. On January 21, 2010, The Company filed a notice of cross-appeal with the same court.  In addition, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals. The District Court granted this motion to stay. On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney’s fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these cost, the Company recorded an addition provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

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

***10.1
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on October 1, 2010 (SEC File No. 000-02612)).

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

Date:           November 8, 2010

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

***10.1
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on October 1, 2010 (SEC File No. 000-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference