Form 10-K
period 2010-12-31
LUFKIN INDUSTRIES INC
filed 2011-03-01
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2010

☐ TANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $1.00 Per Share
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
Yes X_    No _

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

Large accelerated filer      X                   Accelerated filer _____
Non-accelerated filer _____Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No     X

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2010, was $1,168,182,314.

There were 30,423,702 shares of Common Stock, $1.00 par value per share, outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

Lufkin Industries, Inc. (the “Company”) was incorporated under the laws of the State of Texas on March 4, 1902, and since that date has maintained its principal office and manufacturing facilities in Lufkin, Texas.  The Company, a global supplier of oil field and power transmission products, is divided into two operating segments: Oil Field and Power Transmission.

On November 1, 2010 the Company completed the acquisition of the significant operating assets of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL, specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.

Financial information by industry segment and geographic area is incorporated herein by reference to Note 17 – “Business Segment Information” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this annual report on Form 10-K.

The Company employed approximately 3,000 people at December 31, 2010, including approximately 2,000 people that were paid on an hourly basis.  Certain of the Company’s operations are subject to a union contract that expires in October 2011.

No customer represented over 10% of consolidated company sales as of December 31, 2010.  An Oil Field customer and its related subsidiaries represented 11.0% and 15.4% of consolidated company sales in 2009 and 2008, respectively.

Oil Field

Products:
The Oil Field segment manufactures and services artificial lift products, including reciprocating rod lift, commonly referred to as pumping units, gas lift, plunger lift equipment and related products.
Pumping Units- Five basic types of pumping units are manufactured: an air-balanced unit; a beam-balanced unit; a crank-balanced unit, a Mark II Unitorque unit; and a hydraulic unit.  The basic differences between the five types relate to the counterbalancing system.  The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required.  The Company manufactures numerous sizes and combinations of Lufkin oil field pumping units within the five basic types.
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

Raw Materials & Labor:
Oil Field purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings, which are purchased from both its own foundry and third-party foundries. Casting costs are subject to change, as a result of changes in raw material prices on scrap iron and pig iron in addition to changes in natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oil Field does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. During the period of 2008 through 2010, Oil Field did not experience any significant material shortages. During the first three quarters of 2008, raw material prices for steel and castings increased significantly but started declining in the fourth quarter of 2008 and through 2009. Raw material prices stayed relatively unchanged in 2010. As the global economy improves in 2011, raw material prices are expected to moderately increase. Raw material prices may continue to increase and availability may decrease with little notice.

The nature of the products manufactured and serviced by Oil Field generally requires skilled labor. Oil Field’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Oil Field’s ability to maintain production levels. The current labor contract expires in October 2011.

Markets:
Demand for artificial lift equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2004 have increased the demand for artificial lift equipment and related service and products from higher drilling activity, activation of idle wells and the upgrading of existing wells. During 2008, demand in the North American market increased significantly due to the impact of increased drilling in response to higher oil prices and recapturing certain market share from lower-priced imported equipment as customers reevaluated the total life-cycle cost differences. In the fourth quarter of 2008, oil prices decreased significantly and stayed at reduced levels throughout 2009. As drilling activity reduced in response to lower oil prices, demand for artificial lift equipment and related service was also negatively impacted. Also, as raw material costs declined and surplus equipment increased, there was competitive pressure to lower selling prices. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities, caused gross margins to decline in 2009. Activity levels increased moderately during the second half of 2009 and early 2010. As the global economy began to recover in 2010 and oil prices and drilling activity rose, demand levels increased to near 2008 levels. This trend is expected to continue in 2011, with higher drilling activity and lower surplus equipment inventory driving demand for new artificial lift equipment. Longer-term, the demand for artificial lift equipment is also expected to continue to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of artificial lift, especially in the South American, Russian and Middle Eastern markets.

Competition:
The primary global competitor for artificial lift equipment is Weatherford International, but Chinese manufacturers of artificial lift equipment are also present in the market. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment.  While the Company believes that it is one of the larger manufacturers of artificial lift equipment in the world, manufacturers of other types of equipment like electric submersible pumps have a significant share of the total artificial lift market. While Weatherford International is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

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
Low-Speed Gearboxes- Gearboxes which do not meet the pitch line or rotational speed criteria of high-speed gearboxes are classified as low-speed gearboxes. The majority of low-speed gearboxes are reducers. While still requiring close tolerances, these gearboxes do not require the same precision of manufacturing and testing as high-speed gearboxes. These gearboxes more typically service commodity-related industries like rubber, sugar, paper, steel, plastics, mining and cement as well as marine propulsion.
Parts- The Company manufactures capital spares for customers in conjunction with the production of new gearboxes, in addition to producing parts for aftermarket service.
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

The nature of the products manufactured and serviced by Power Transmission generally requires skilled labor. Power Transmission’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Power Transmission’s ability to maintain production levels. The current labor contract expires in October 2011.

Markets:
Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and low-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Favorable conditions for one market may be unfavorable for another market. Generally, if general global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. RMT products generally follow the market for high-speed gearboxes. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. Order levels increased in the first half of 2010 as energy markets recovered, translating into higher sales in the second half of 2010. The pace of bookings in 2011 is expected to remain at this higher level, which should translate in to overall higher sales in 2011 compared to 2010.

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

Available Information

The Company makes available, free of charge, through the Company’s website, www.lufkin.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Access to these electronic filings is available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission.  You may also request printed copies of these documents free of charge by writing to the Company Secretary at P.O. Box 849, Lufkin, Texas 75902.  Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330.  Reports filed with or furnished to the SEC are also made available on the SEC’s website at www.sec.gov.

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

Increases in the prices of our raw materials could adversely affect the Company’s margins and results of operations.

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

Interruption in the Company’s supply of raw materials could adversely affect its results of operations.

The Company relies on various suppliers to supply the components utilized to manufacture its products.  The availability of the raw materials is not only a function of the availability of steel and iron, but also the alloy materials that are utilized by the Company’s suppliers. To date, these shortages have not caused a material disruption in availability or the Company’s manufacturing operations.  However, material disruptions may occur in the future.  Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect the Company’s working capital position.  The loss of any of the Company’s suppliers or their inability to meet its price, quality, quantity and delivery requirements could have an adverse effect on the Company’s business and results of operations.

The inherent dangers and complexity of the Company’s products and services could subject it to substantial liability claims that may not be covered by insurance and that could adversely affect our results of operations.

The products that the Company manufactures and the services that it provides are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase customers’ costs.  In addition, many of these products are used in inherently hazardous industries, such as the oil and gas drilling and production industry where an accident or product failure can cause personal injury or loss of life, damage to property, equipment, or the environment, regulatory investigations and penalties and the suspension of the end-user’s operations.   If the Company’s products or services fail to meet specifications or are involved in accidents or failures, the Company could face warranty, contract, or other litigation claims for which it may be held responsible and its reputation for providing quality products may suffer.

The Company’s insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that the Company may incur or for which the Company may be found responsible.  Moreover, in the future, the Company may not be able to maintain insurance at levels of risk coverage or policy limits that it deems adequate or at premiums that it deems reasonable, particularly in the recent environment of significant insurance premium increases.  Further, any claims made under the Company’s policies will likely cause its premiums to increase.

Any future damages deemed to be caused by the Company’s products or services that are assessed against it and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on the Company’s results of operations and financial condition.  Litigation and claims for which the Company is not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims.

The Company may not be able to successfully integrate future acquisitions, which will cause it to fail to realize expected returns.

The Company continually explores opportunities to acquire related businesses, some of which could be material to the Company. The ability to continue to grow, however, may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of the Company.  The Company may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  The Company’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition.  In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of the Company’s existing business.  The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact the Company’s business and results of operations.  Further, the benefits that the Company anticipates from these acquisitions may not develop.

Labor dispute or the expiration of the Company’s current labor contract could have a material adverse effect on its business.

The Company’s main U.S. manufacturing facilities are unionized and the current labor contract with respect to those facilities expires in October 2011.  The Company cannot assure that any disputes, work stoppages or strikes will not arise in the future.  In addition, when the existing collective bargaining agreement expires, the Company cannot assure that it will be able to reach a new agreement with its employees or that any new agreement will be on substantially similar terms as the existing agreement.   Future disputes with and labor concessions to the Company’s employees could have a material adverse effect upon its results of operations and financial position.

The inability to hire and retain qualified employees may hinder the Company’s growth.

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

Disruption of the Company’s manufacturing operations or management information systems would have an adverse effect on its financial condition and results of operations.

While the Company owns numerous facilities domestically and internationally, its primary manufacturing facilities, located in and around Lufkin, Texas account for a significant percentage of its manufacturing output.  An unexpected disruption in the Company’s production at these facilities or in its management information systems for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

Although the Company is a U.S.-based manufacturing and services company, it owns and operates international manufacturing operations that support its U.S.-based business.  If actions under U.S. trade laws were instituted that limited the Company’s access to these products, the Company’s ability to meet its customer specifications and delivery requirements would be reduced.  Any adverse effects on the Company’s ability to import products from its foreign subsidiaries could have a material adverse effect on its results of operations.

The Company is subject to currency exchange rate risk, which could adversely affect its results of operations.

The Company is subject to currency exchange rate risk with intercompany debt denominated in U.S. dollars owed by its Canadian subsidiary.  The Company cannot assure that future currency exchange rate fluctuations will not have an adverse affect on its results of operations.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans, and the Company’s pension cost.

The Company’s funding policy for its pension plan is to accumulate plan assets that, over the long-run, will approximate the present value of projected benefit obligations. The Company’s pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. The Company’s pension plan is supported by pension fund investments that are volatile and subject to financial market risk, including fixed income, domestic and foreign equity securities, real estate and hedge funds. Significant changes in investment performance or a change in the portfolio mix of invested assets could result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of the Company’s pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets could result in significant changes in the net periodic pension cost for subsequent fiscal years.

The Company’s common stock has experienced, and may continue to experience, price volatility.

The trading price of the Company’s common stock has been and may continue to be subject to large fluctuations.  The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

•	trends in the Company’s industries and the markets in which it operates;

•	changes in the market price of the products the Company sells;

•	the introduction of new technologies or products by the Company or its competitors;

•	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	the price of oil;

•	changes in laws and regulations; and

•	general economic and competitive conditions.

Due to the recent financial and credit crisis, certain of the Company’s counterparties may be unable to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company.

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on the Company’s business and financial condition and the business and financial condition of our counterparties.  While the financial markets experienced improvement in 2010, the Company may face challenges if conditions in the financial markets do not continue to improve in 2011.  The Company may be subject to increased counterparty risks whereby its counterparties may not be willing or able to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company. To the extent a third-party is unable to meet its obligations to the Company, the earnings and results of operations of the Company could be negatively impacted in future reporting periods. A sustained decline in the ability of the Company’s counterparties to meet their financial obligations to the Company would adversely affect its business, results of operations and financial condition.

Climate change legislation limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits could result in increased operating costs and reduced demand for our products or services.

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. Although it is not possible at this time to predict if or when any future federal laws or implementing regulations addressing greenhouse gas emissions may be adopted, and such laws or regulations that may be adopted could require the Company to incur increased operating costs, could adversely impact customers’ operations or demand for customers’ products, or could adversely affect demand for the Company’s products or services.

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

On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”) officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In response to its endangerment findings, the EPA adopted regulations that require a reduction in emissions of greenhouse gases from motor vehicles. The EPA has asserted that the motor vehicle greenhouse gas emissions standards triggered the Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011.  The EPA also adopted rules which will lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require the Company to incur costs to reduce emissions of greenhouse gases associated with operations, could adversely impact customers’ operations or demand for customers’ products, or could adversely affect demand for the Company’s products or services.

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

Through the acquisitions of ILS and RMT in 2009 and PHL in 2010, the Company added three leased manufacturing facilities:

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

On January 15, 2010, in its final judgment, the Court ordered Lufkin Industries to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs were required to submit this request within 14 days of the final judgment. On January 21, 2010, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals.  The District Court granted this motion to stay.

On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment. In the fourth quarter of 2009, the Company recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.  On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney’s fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these cost, the Company recorded an additional provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

On February 2, 2011 the United States Fifth Circuit Court of Appeals accepted the oral arguments from the plaintiffs and the Company on their respective appeals to the court.  We anticipate the court’s decision before the end of the second quarter of 2011.

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

Item 4.  (Removed and Reserved)

PART II

Item  5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “LUFK.” As of January 31, 2011, there were approximately 379 record holders of the Company’s common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2010 and 2009, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2010			2009
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$ 40.85	$ 29.80	$ 0.125	$ 20.63	$ 13.48	$ 0.125
Second	45.10	35.13	$ 0.125	24.08	14.76	$ 0.125
Third	44.97	36.22	$ 0.125	26.91	18.19	$ 0.125
Fourth	63.50	42.63	$ 0.125	37.87	24.77	$ 0.125

The Company has paid cash dividends for 71 consecutive years.  Total dividend payments were $15.0 million, $14.9 million and $14.8 million in 2010, 2009 and 2008, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2010.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,321,637	$33.26	1,135,936

Equity compensation plans not approved by security holders	-	-	-

Total	1,321,637	$33.26	1,135,936

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

Performance Graph- Total Stockholder Return

The following is a line graph comparing the Company’s cumulative, five–year total shareholder return with that of a general market index (the NASDAQ Market Index) and a published industry index of oil and gas equipment/service providers (Hemscott Industry Group 124).

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN
Lufkin Industries, Inc.
NASDAQ Market Index
Oil & Gas Equipment & Services
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
DOLLARS
2005
2006
2007
2008
2009
2010
ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

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

(In millions, except per share data)	2010	2009	2008	2007	2006

Sales	$645.6	$521.4	$741.2	$555.8	$526.1

Earnings from continuing operations	43.5	22.5	88.0	71.8	71.3

Earnings per share from continuing operations:
Basic	1.45	0.76	2.98	2.41	2.40
Diluted	1.44	0.76	2.96	2.38	2.36

Total assets	621.1	541.6	530.7	500.7	409.1

Cash dividends per share	0.50	0.50	0.50	0.44	0.31

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

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its two main manufacturing facilities in Lufkin, Texas and Argentina. These investments have reduced production lead times, improved quality and reduced manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service. During the first quarter of 2009, the Company purchased International Lift Systems (“ILS”), which manufactures and services gas lift, plunger lift and completion equipment for the oil and gas industry and in November 2010 acquired the assets of Petro Hydraulic Lift Systems, which manufactured hydraulic pumping units. In July 2010, the Company announced its intention to construct a new multi-purpose manufacturing and aftermarket facility in Ploiesti Romania to support market expansion efforts in the Eastern Hemisphere. This facility will manufacture products for both the Oil Field and Power Transmission segments, with an initial focus on oil field products. This facility, which is being built on an 82 acre site, will have an estimated aggregate gross cost of $126 million. When completed in 2012, the facility will initially employ just over 300 employees. The government of Romania, through the Ministry of Public Finance, has agreed to provide the Company with economic development incentives and financial assistance of 28 million Euros towards the construction costs, which accounts for approximately 30% of the total cost of the plant.  The Company continues to look for investment opportunities to reduce manufacturing costs, expand geographically and add product offerings in the artificial lift space.  On November 1, 2010 the Company completed the acquisition of the significant operating assets of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL, specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.

In the Power Transmission segment, the Company continues to expand its gear repair network by opening and expanding facilities in various locations in the United States and Canada. The Company has made targeted capital investments in the United States and France to expand capacity, develop new product lines and reduce manufacturing lead times, in addition to certain capital investments targeting cost reductions.  On July 1, 2009, the Company purchased Rotating Machinery Technology, Inc. (“RMT”), which specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications. RMT also services, repairs and upgrades turbo-expander process units for air and gas separation, both on-site with its skilled field service team and at its repair facility in Wellsville, New York. The Company intends to focus future capital investments for Oil Field and Power Transmission on international geographic expansion of manufacturing and service centers.

Trends/Outlook

Oil Field

Demand for the Company’s artificial lift equipment is primarily dependent on the level of new onshore oil wells, workover drilling activity, the depth and fluid conditions of such drilling activity and general field maintenance budgets. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. Increasing energy prices since 2004 increased the demand for pumping units and related service and products as a result of higher drilling activity, activation of idle wells and the upgrading of existing wells. In the fourth quarter of 2008, energy prices dramatically declined due to reductions in global demand. Planned new drilling and workover activity also reduced significantly as capital and operating budgets were reduced. These negative trends continued into the first quarter of 2009, and worsened during the second quarter of 2009, as E&P companies deferred or cancelled drilling programs and reduced field spending in response to lower energy prices. This trend was more pronounced in North America than in international markets. Lower selling prices combined with the negative impact of low capacity utilization in manufacturing facilities caused gross margins to decline in 2009. In the second half of 2009, oil prices increased back to 2007 levels and drilling activity, especially for oil, increased.

During 2010, demand from North America increased steadily as the oil-directed rig count level surpassed 2008 levels. North America demand for artificial lift equipment has not increased as quickly as the oil-directed rig count due to fewer well completions per rig drilling due to the increased use of multi-stage horizontal frac technology, delays in completions due to unavailability of frac crews and improvements in drilling technology that extends the length of time wells remain free-flowing. Also, while order levels have continued to increase during 2010, the ability to raise prices remains a challenge. Most raw material prices have remained stable during 2010, but certain raw material associated with cast iron have recently increased. The Company expects 2011 demand to continue to increase over 2010 levels as these market issues are resolved and equipment sales start to catch up to the prior oil-directed rig count increases.

While the oil market is cyclical, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of artificial lift, especially in the South American, European, Russian and Middle Eastern markets. For this reason, the Company announced its intentions to construct a new multi-purpose manufacturing and aftermarket facility in Romania to support these markets. The new facility will be operational in 2012 and will cost approximately $90 million net after Romanian government economic incentives. Additionally, the acquisitions of ILS and PHL were consistent with the Company’s long-term growth strategy of integrating strategic assets to leverage the Company’s position of industry leadership, providing an entry for Lufkin into the offshore market for artificial lift wells, including deepwater plays, and expanded reach into the artificial lift market.

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, spending on new equipment lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices. During the latter part of 2008, energy prices decreased significantly, global growth slowed and large project financing became difficult to secure. New order booking declined in the first half of 2009, which negatively impacted sales starting in late 2009. While sales remained at these lower levels throughout the first half of 2010, new order and quotation activity, especially from the energy markets, increased during 2010 over levels seen in 2009.  The pace of bookings in 2011 is expected to remain at this higher level, which should translate in to overall higher sales in 2011 compared to 2010.

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

Other

During 2010, 2009 and 2008, the Company booked pre-tax contingent liability provisions of $1.0 million, $6.0 million and $6.0 million, respectively, for its ongoing class-action lawsuit.  For additional information, please see Part I, Item 3 “Legal Proceedings” of this annual report on Form 10-K.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels, and cash balances.

Overall, sales for 2010 increased to $645.6 million from $521.4 million for 2009, or 23.8%. This increase in 2010 was primarily driven by higher sales of Oil Field products and services in the North American markets.  In 2008, sales were $741.2 million.

Gross margin for 2010 increased to 24.6% from 21.6% for 2009, due primarily to the favorable impact of higher plant utilization on fixed cost coverage in the Oil Field segment.  Gross margin in 2008 was 28.9%. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $89.9 million during 2010 from $75.1 million during 2009 and $72.0 million during 2008. This increase in 2010 was primarily related to resources added from the ILS and RMT acquisitions, higher employee-related expenses in support of international expansion efforts and new product development.  As a percentage of sales, selling, general and administrative expenses decreased to 13.9% during 2010 compared to 14.4% during 2009, but increased compared to 9.7% during 2008.  Operating income was also impacted by a litigation reserve of $1.0 million during 2010, as compared to $6.0 million each during 2008 and 2009, related to its ongoing class-action lawsuit.

The Company reported net earnings from continuing operations of $43.5 million, or $1.44 per share (diluted), for 2010, compared to net earnings from continuing operations of $22.5 million, or $0.76 per share (diluted), for 2009, and net earnings from continuing operations of $88.0 million, or $2.96 per share (diluted), for 2008.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were back to 0.0% as of December 31, 2010 from 0.3% as of December 31, 2009. Cash balances at December 31, 2010, were $88.6 million, down from $100.9 million at December 31, 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2010	2009	(Decrease)	(Decrease)

Sales
Oil Field	$477,867	$349,168	$128,699	36.9
Power Transmission	167,776	172,191	(4,415)	(2.6)
Total	$645,643	$521,359	$124,284	23.8

Gross Profit
Oil Field	$112,236	$65,510	$46,726	71.3
Power Transmission	46,282	47,034	(752)	(1.6)
Total	$158,518	$112,544	$45,974	40.8

Oil Field

Oil Field sales increased to $477.9 million, or by 36.9%, for the year ended December 31, 2010, from $349.2 million for the year ended December 31, 2009. New pumping unit sales of $254.4 million during 2010 were up $66.2 million, or 35.2%, compared to $188.2 million during 2009, primarily from higher U.S. demand.  Pumping unit service sales of $104.1 million during 2010 were up $19.2 million, or 22.6%, compared to $84.9 million during 2009.  Automation sales of $83.8 million during 2010 were up $32.4 million, or 62.9%, compared to $51.4 million during 2008. Commercial casting sales of $11.3 million during 2010 were up $1.9 million, or 20.4%, compared to $9.3 million during 2009.  Sales from Lufkin ILS of $24.4 million during 2010 were up $9.1 million, or 62.9%, compared to $15.3 million in 2009, which represents 10 months of operations.  Oil Field’s backlog increased to $131.4 million as of December 31, 2010, from $43.3 million at December 31, 2009. This increase was caused primarily by higher orders for new pumping units as U.S. and international customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 23.5% for year ended December 31, 2010, compared to 18.8% for the year ended December 31, 2009, or 4.7 percentage points. This gross margin increase was related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $36.7 million, or by 37.4%, for the year ended December 31, 2010, from $26.7 million for the year ended December 31, 2009. This increase was due to higher employee-related and legal expenses.  Direct selling, general and administrative expenses as a percentage of sales increased only 0.1% to 7.7% for the year ended December 31, 2010, from 7.6% for the year ended December 31, 2008.

Power Transmission

Sales for the Company’s Power Transmission segment decreased to $167.8 million, or by 2.6%, for the year ended December 31, 2010, compared to $172.2 million for the year ended December 31, 2009. New unit sales of $114.2 million during 2010 were down $17.6 million, or 13.3%, compared to $131.8 million during 2009. Repair and service sales of $48.8 million during 2010 were up $10.5 million, or 27.3%, compared to $38.4 million during 2009.  Sales from Lufkin RMT increased to $4.7 million during 2010, up from $2.0 million during 2009. A portion of this increase is due to 2009 representing only 6 months of operations.  Power Transmission backlog at December 31, 2010, increased to $101.6 million from $97.0 million at December 31, 2009, primarily from increased bookings of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 27.6% for the year ended December 31, 2010, compared to 27.3% for the year ended December 31, 2009, or 0.3 percentage points. This gross margin increase was primarily from the favorable impact of higher production levels in manufacturing and repair on fixed cost coverage and an improved product mix.

Direct selling, general and administrative expenses for Power Transmission increased to $27.5 million, or by 17.0%, for the year ended December 31, 2010, compared to $23.5 million for the year ended December 31, 2009. Direct selling, general and administrative expenses as a percentage of sales increased to 16.4% for the year ended December 31, 2010, from 13.7% for the year ended December 31, 2009.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $25.6 million for the year ended December 31, 2010, an increase of $0.7 million or 2.8%, from $24.9 million for the year ended December 31, 2009.

Interest income, interest expense and other income and expense for the year ended December 31, 2010, decreased to $.2 million of expense compared to $1.6 million of income for the year ended December 31, 2009, primarily from a decrease in gains of currency exchange and other interest from tax overpayments.

Pension expense, which is reported as a component of cost of sales, decreased to $7.9 million for the year ended December 31, 2010, compared to $10.7 million for the year ended December 31, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the year ended December 31, 2010, was 35.5%, compared to 31.9% for the year ended December 31, 2009. The net tax rate in 2009 benefitted from adjustments to prior period tax filings in the U.S related to changes in tax laws.

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

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2011, and the foreseeable future.

The Company’s cash balance totaled $88.6 million at December 31, 2010, compared to $100.9 million at December 31, 2009. For the year ended December 31, 2010, net cash provided by operating activities was $59.5 million, net cash used in investing activities totaled $69.5 million and net cash used in financing activities amounted to $2.3 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $75.0 million, partially offset by an increase in working capital of $15.5 million. This working capital increase was primarily due to an increase in trade receivables and inventory balances of $35.0 million and $5.0 million, respectively, due to increased sales volumes during 2010, partially offset by an increase in accounts payable and accrued liabilities of $27.2 million. Net cash used in investing activities included net capital expenditures totaling $60.4 million and the ILS, RMT, and PHL acquisitions totaling $9.9 million. Capital expenditures in 2010 were primarily for new facilities to support geographical and product line expansions in the Oil Field and Power Transmission segments. Capital expenditures for 2011 are projected to increase over 2010 spending levels, primarily for the new Romanian manufacturing facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments and will be funded by operating cash flows. Significant components of net cash used by financing activities included dividend payments of $15.0 million, or $0.50, per share and debt repayments of $2.9 million.  Proceeds from stock option exercises of $13.3 million partially offset financing cash outflows.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. This Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $16.4 million, $63.6 million of borrowing capacity was available at December 31, 2010.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2010. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than six months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$10,885	$2,552	$2,575	$1,588	$4,170
Contractual commitments
for capital expenditures	5,820	5,820	-	-	-

Total	$16,705	$8,372	$2,575	$1,588	$4,170

Since the Company has no significant tax loss carryforwards, the Company expects to make quarterly estimated tax payments in 2011 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of $6.4 million and to its post-retirement health and life plans of approximately $0.5 million in 2011. Contribution levels to these plans after 2011 will depend on participation in the plans, possible plan changes, discount rates and actual rates of return on plan assets.

As discussed in Note 17 – “Business Segment Information” in the Notes to Consolidated Financial Statements, set forth in Part II, Item 8 of this Form 10-K, the Consolidated Balance Sheet at December 31, 2010 includes approximately $1.8 million of liabilities associated with uncertain tax positions in the jurisdictions in which the Company conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

The Company has made significant investments in inventory to service its customers. On a routine basis, the Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. Management’s estimates are primarily influenced by market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. Also, the Company accounts for a significant portion of its inventory under the last-in, first-out (LIFO) method. The LIFO reserve can be impacted by changes in the LIFO layers and by inflation index adjustments. Generally, annual increases in the inflation rate or the first-in, first-out (FIFO) value of inventory cause the value of the LIFO reserve to increase.

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

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that it is more-likely-than-not some or all of any deferred tax assets will expire before realization or that the future deductibility may not occur, a valuation allowance would be recorded.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Assuming all other variables held constant, differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2010 results:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(634)	$(3)
.25 percentage point decrease	594	1

Effect of change on PBO/APBO:

.25 percentage point increase	$(6,751)	$(167)
.25 percentage point decrease	7,097	175

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(468)	$-
.25 percentage point decrease	468	-

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Undue reliance should not be placed on forward-looking statements.  Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company.  These risks and uncertainties include, but are not limited to:

●	oil prices;
●	declines in domestic and worldwide oil and gas drilling;
●	capital spending levels of oil producers;
●	availability and prices for raw materials;
●	the inherent dangers and complexities of the Company’s operations;
●	uninsured judgments or a rise in insurance premiums;
●	the inability to effectively integrate acquisitions;
●	labor disruptions and increasing labor costs;
●	the availability of qualified and skilled labor;
●	disruption of the Company’s operating facilities or management information systems;
●	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
●	currency exchange rate fluctuations in the markets in which the Company operates;
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
●
general industry, political and economic conditions in the markets where the Company’s procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

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

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The prices of these raw materials have a significant impact on the cost of producing products.  Steel and electricity prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Since the Company does not enter into long-term contracts with most of its suppliers, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of December 31, 2010, this inter-company debt was comprised of a $0.3 million receivable and a $4.3 million payable from France and Canada, respectively. As of December 31, 2010, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.3 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.3 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2010, if the U.S. dollar strengthened or weakened by 10% over these currencies, the net income and expense impact would be negligible.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their report which appears herein.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.
Lufkin, Texas

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting at Item 8. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2011

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009
(Thousands of dollars, except share and per share data)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$88,592	$100,858
Receivables, net	127,298	92,506
Income tax receivable	3,547	4,303
Inventories	116,874	110,605
Deferred income tax assets	3,554	5,198
Other current assets	4,696	4,351
Current assets from discontinued operations	636	811
Total current assets	345,197	318,632

Property, plant and equipment, net	203,717	159,770
Goodwill, net	53,011	45,001
Other assets, net	19,153	18,187
Total assets	$621,078	$541,590

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$26,972	$19,993
Current portion of long-term debt	-	1,372
Accrued liabilities:
Payroll and benefits	16,446	9,568
Warranty expenses	3,620	4,220
Taxes payable	6,763	4,562
Other	30,548	24,147
Current liabilities from discontinued operations	228	1,026
Total current liabilities	84,577	64,888

Long-term debt	-	1,516
Deferred income tax liabilities	11,953	10,950
Postretirement benefits	6,453	7,874
Other liabilities	32,098	20,647
Long-term liabilities from discontinued operations	37	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;
32,132,817 and 31,617,176 shares issued , respectively	32,133	31,618
Capital in excess par	74,811	55,617
Retained earnings	450,714	421,908
Treasury stock, 1,828,336 and 1,846,336 shares, respectively, at cost	(35,052)	(35,539)
Accumulated other comprehensive loss	(36,646)	(37,926)
Total shareholders' equity	485,960	435,678
Total liabilities and shareholders' equity	$621,078	$541,590

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2010, 2009 and 2008
(Thousands of dollars, except per share data)

	2010	2009	2008

Sales	$645,643	$521,359	$741,194

Cost of sales	487,125	408,815	527,120

Gross profit	158,518	112,544	214,074

Selling, general and administrative expenses	89,859	75,120	71,974
Litigation reserve	1,000	6,000	6,000

Operating income	67,659	31,424	136,100

Interest income	54	899	1,737
Interest expense	(562)	(650)	(193)
Other income (expense), net	294	1,339	(1,232)

Earnings from continuing operations before income tax provision	67,445	33,012	136,412

Income tax provision	23,914	10,533	48,387

Earnings from continuing operations	43,531	22,479	88,025
Earnings (loss) from discontinued operations, net of tax	292	(453)	214

Net earnings	$43,823	$22,026	$88,239

Basic earnings per share

Earnings from continuing operations	$1.45	$0.76	$2.98
Earnings (loss) from discontinued operations	0.01	(0.02)	0.01

Net earnings	$1.46	$0.74	$2.99

Diluted earnings per share

Earnings from continuing operations	$1.44	$0.76	$2.95
Earnings (loss) from discontinued operations	0.01	(0.02)	0.01

Net earnings	$1.45	$0.74	$2.96

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

Years Ended December 31, 2010, 2009 and 2008

(Thousands of dollars, except share data)	Common Stock Shares, net of Treasury	Common Stock	Capital In Excess of Par	Retained Earnings	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total
Balance, Dec. 31, 2007	29,277,812	$31,068	$33,699	$341,315	$(32,498)		$11,069	$384,653

Comprehensive income:

Net earnings				88,239		88,239		88,239
Other comprehensive income, net of tax:
Foreign currency translation adjustments						(5,503)	(5,503)	(5,503)
Defined benefit pension plans						(50,142)	(50,142)	(50,142)
Defined benefit post-retirement plans						(124)	(124)	(124)
Total comprehensive income						$32,470

Cash dividends				(14,806)				(14,806)
Treasury stock purchases	(143,780)				(4,623)			(4,623)
Stock-based compensation			3,584					3,584
Exercise of stock options	587,558	516	10,857		1,286			12,659
Balance, Dec. 31, 2008	29,721,590	$31,584	$48,140	$414,748	$(35,835)		$(44,700)	$413,937

Comprehensive income:

Net earnings				22,026		22,026		22,026
Other comprehensive income, net of tax:
Foreign currency translation adjustments						3,525	3,525	3,525
Defined benefit pension plans						3,993	3,993	3,993
Defined benefit post-retirement plans						(744)	(744)	(744)
Total comprehensive income						$28,800

Cash dividends				(14,866)				(14,866)
Treasury stock purchases	-				11			11
Tax settlement on stock-based compensation			3,880					3,880
Stock-based compensation			2,943					2,943
Exercise of stock options	49,250	34	654		285			973
Balance, Dec. 31, 2009	29,770,840	$31,618	$55,617	$421,908	$(35,539)		$(37,926)	$435,678

Comprehensive income:

Net earnings				43,823		43,823		43,823
Other comprehensive income, net of tax:
Foreign currency translation adjustments						(960)	(960)	(960)
Defined benefit pension plans						1,556	1,556	1,556
Defined benefit post-retirement plans						684	684	684
Total comprehensive income						$45,103

Cash dividends				(15,017)				(15,017)
Stock-based compensation			4,627					4,627
Exercise of stock options	533,641	515	14,567		487			15,569
Balance, Dec. 31, 2010	30,304,481	$32,133	$74,811	$450,714	$(35,052)		$(36,646)	$485,960

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Thousands of dollars)
	2010	2009	2008
Cash flows form operating activities:
Net earnings	$43,823	$22,026	$88,239
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	21,158	18,457	15,699
(Recovery) provision for losses on receivables	(86)	(1,840)	2,508
LIFO (income) expense	(1,185)	(2,964)	7,742
Deferred income tax provision/(benefit)	1,436	(913)	(3)
Excess tax benefit from share-based compensation	(2,344)	(259)	(4,140)
Share-based compensation expense	4,627	2,943	3,584
Pension expense (income)	7,861	10,665	(1,274)
Postretirement expense (income)	422	539	(48)
(Gain) loss on disposition of property, plant and equipment	(451)	(354)	27
(Loss) income from discontinued operations	(292)	453	(214)
Changes in:
Receivables, net	(34,965)	58,461	(52,554)
Income tax receivable	(2,359)	(3,248)	1,409
Inventories	(4,986)	28,650	(46,151)
Other current assets	(357)	(1,376)	(2,144)
Accounts payable	6,550	(22,878)	24,201
Accrued liabilities	20,646	(6,531)	12,060
Net cash provided by continuing operations	59,498	101,831	48,941
Net cash used in discontinued operations	-	-	(1,813)
Net cash provided by operating activities	59,498	101,831	47,128

Cash flows from investing activities:
Additions to property, plant and equipment	(60,363)	(39,825)	(29,552)
Proceeds from disposition of property, plant and equipment	1,021	923	219
(Increase) decrease in other assets	(265)	(1,216)	579
Acquisition of other companies	(9,857)	(51,658)	-
Net cash used in continuing operations	(69,464)	(91,776)	(28,754)
Net cash provided by discontinued operations	-	-	1,813
Net cash used in investing activities	(69,464)	(91,776)	(26,941)

Cash flows from financing activities:
Payments of notes payable	(2,888)	(3,426)	-
Dividends paid	(15,017)	(14,866)	(14,806)
Excess tax benefit from share-based compensation	2,344	259	4,140
Proceeds from exercise of stock options	13,277	612	8,295
Purchases of treasury stock	-	11	(4,623)
Net cash used in financing activities	(2,284)	(17,410)	(6,994)

Effect of translation on cash and cash equivalents	(15)	457	(1,185)

Net (decrease) increase in cash and cash equivalents	(12,266)	(6,898)	12,008

Cash and cash equivalents at beginning of period	100,858	107,756	95,748

Cash and cash equivalents at end of period	$88,592	$100,858	$107,756

See notes to consolidated financial statements.

LUFKIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Corporate Organization and Summary of Significant Accounting Policies
Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the “Company”) manufacture and sell oil field pumping units and power transmission products throughout the world.  The impact of subsequent events on these financial statements has been evaluated through the date of issuance.

Principles of consolidation:  The consolidated financial statements include the accounts of Lufkin Industries, Inc. and its wholly-owned subsidiaries after elimination of all inter-company accounts and transactions.

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

Foreign currencies:  Assets and liabilities of foreign operations where the applicable foreign currency is the functional currency are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting translation adjustment reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet.  Income statement accounts are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from balance sheet remeasurement of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of earnings as incurred.

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

The Company had $20.3 million, $22.7 million, and $23.8 million in Bill-and-Hold sales outstanding as of December 31, 2010, 2009, and 2008, respectively.

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

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized, and are tested for impairment at least annually. During the fourth quarter of 2010, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. No impairment was necessary.

The Company amortizes intangible assets with finite lives over the years expected to be benefited.

Income taxes: The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing jurisdictions where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made. Any effect of changes in income tax rates or tax laws is included in the provision for income taxes in the period of enactment. When it is more likely than not that all or a portion of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against deferred tax assets.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred U.S. income taxes have been provided is $79.8 million at December 31, 2010, the majority of which has been generated in Argentina, Canada and France. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes and such amounts could be significant. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

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

Financial instruments:  The Company’s financial instruments include cash, accounts receivable, debt obligations, and accounts payable.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2010 and 2009, the Company had no derivative financial instruments.

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

Product warranties:  The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but ranges from one year to five years. The Company accrues its estimated liability for warranty claims based upon historical warranty claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

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

On March 1, 2009, the Company completed the acquisition of International Lift Systems, LLC (“ILS”), a Louisiana limited partnership. As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second and third installments, each plus interest to date, are payable on March 1, 2011 and 2012, respectively.  These hold back payments are not contingent upon any subsequent events.  At December 31, 2010, the liabilities for these hold back payments were included in accrued liabilities and other liabilities of the Company’s consolidated balance sheets.

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

On November 1, 2010 the Company completed the acquisition of the significant operating assets of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL, specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.

The PHL acquisition has been recorded using the acquisition method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$8,015
Royalty consideration	7,076

Total consideration paid	$15,091

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was $7.8 million and has been recorded as goodwill in the accompanying December 31, 2010, consolidated balance sheet. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$15,091

Property, plant and equipment	4,135
Intangible assets	2,453
Inventory	675

Goodwill recorded	$7,828

The Company also entered into a royalty agreement with the former owners of PHL.  The agreement is for a ten year period beginning November 1, 2010, and is payable at a rate of 5% for the first five years and 8% for the subsequent five years.  Royalties are payable quarterly and are based on product revenues.  At December 31, 2010, the estimated present value for these royalty payments were included in the accrued liabilities and other liabilities section of the consolidated balance sheet.

Revenues and earnings to date for the PHL acquisition for all 2010 are not material.  Pro forma schedules have not been included as the impact on the prior and current periods presented is not material.

The PHL preliminary purchase price allocation, which is based on relevant facts and circumstances and discussions with an independent third-party consultant, are subject to change upon completion of the final valuation analysis by the Company’s management. The final valuation for PHL, which is required to be completed by October 2011, is not expected to result in material changes to the preliminary allocations.

(3) Discontinued Operations
During the second quarter of 2008, the Trailer segment was classified as a discontinued operation.

The sales amounts included in discontinued operations for 2010 and 2009 are related to the sale of certain tooling, equipment, and spare parts for scrap.  As these assets were originally part of the trailer segment they have been included in the operating results of discontinued operations.  In addition, the earnings for 2010 and loses for 2009 resulted from the settlement of certain litigation and warranty claims in those respective years.

Operating results of discontinued operations were as follows (in thousands of dollars):

	2010	2009	2008

Sales	$2	$36	$7,135

Earnings (loss) before income tax provision	449	(724)	450

Income tax (provision) benefit	(157)	271	(236)

Earnings (loss) from discontinued operations, net of tax	$292	$(453)	$214

	December 31,	December 31,
	2010	2009

Receivables, net	$-	$17
Income tax receivable	568	302
Deferred income tax assets	68	492

Current assets from discontinued operations	636	811

Long-term assets from discontinued operations	-	-

Total assets from discontinued operations	$636	$811

Accounts payable	$32	$10
Accrued liabilities:
Payroll and benefits	72	70
Warranty expenses	124	240
Other	-	706

Current liabilities from discontinued operations	228	1,026

Long-term liabilities	37	37

Total liabilities from discontinued operations	$265	$1,063

(4) Receivables
The following is a summary of the Company's receivable balances at December 31:

(Thousands of dollars)	2010	2009

Accounts receivable	$126,671	$87,497
Notes receivable	139	482
Other receivables	748	4,767
Gross receivables	127,558	92,746

Allowance for doubtful accounts receivable	(260)	(240)
Net receivables	$127,298	$92,506

Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million and $1.8 million at December 31, 2010 and 2009, respectively.  Bad debt expense related to receivables was $2.5 million in 2008.

(5) Inventories
Inventories used in determining cost of sales were as follows:

(Thousands of dollars)	2010	2009

Gross inventories @ FIFO:
Finished goods	$7,757	$7,545
Work in progress	26,680	21,435
Raw materials & component parts	99,440	100,347
Maintenance, tooling & supplies	14,156	13,882
Total gross inventories @ FIFO	148,033	143,209
Less reserves:
LIFO	28,776	29,961
Valuation	2,383	2,643
Total inventories as reported	$116,874	$110,605

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $80.9 million and $76.7 million at December 31, 2010 and 2009, respectively.

(6) Property, Plant & Equipment
The following is a summary of the Company’s P. P. & E. balances at December 31:

(Thousands of dollars)	2010	2009

Land	$19,775	$6,735
Land improvements	10,449	10,146
Buildings	106,199	92,467
Machinery and equipment	289,579	265,958
Furniture and fixtures	6,839	5,985
Computer equipment and software	23,407	15,388
Total property, plant and equipment	456,248	396,679
Less accumulated depreciation	(252,531)	(236,909)
Total property, plant and equipment, net	$203,717	$159,770

Depreciation expense related to property, plant and equipment was $19.4 million, $17.1 million and $15.6 million in 2010, 2009 and 2008, respectively.

(7) Goodwill & Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 are as follows (in thousands of dollars):

		Power
(Thousands of dollars)	Oil Field	Transmission	Total

Balance as of 01/01/09	$9,428	$2,434	$11,862

Goodwill acquired during the period	28,577	4,489	33,066
Foreign currency translation	13	60	73

Balance as of 12/31/09	38,018	6,983	45,001

Goodwill acquired during the period	7,839	331	8,170
Foreign currency translation	5	(165)	(160)

Balance as of 12/31/10	$45,862	$7,149	$53,011

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS, RMT and PHL acquisitions. The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	December 31, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$619	$1,931	6.3
Customer relationships and contracts	15,183	2,375	12,808	10.0

	$17,733	$2,994	$14,739	7.0

				Weighted
	December 31, 2009			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,064	$258	$1,806	7.2
Customer relationships and contracts	13,216	1,043	12,173	10.0

	$15,280	$1,301	$13,979	7.0

Amortization expense of intangible assets was approximately $1.7 million and $1.3 million at December 31, 2010 and 2009, respectively. There was no intangible amortization expense in the year ended December 31, 2008. Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/11	$2,017
For the year ended 12/31/12	1,885
For the year ended 12/31/13	1,857
For the year ended 12/31/14	1,707
For the year ended 12/31/15	1,670
Thereafter	$5,603

(8) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2010	2009

Customer prepayments	$11,999	$7,945
Litigation reserves	6,493	6,637
Deferred compensation & benefit plans	6,548	5,500
Acquisition hold back & royalty consideration	2,132	1,605
Other accrued liabilities	3,376	2,460
Total other current accrued liabilities	$30,548	$24,147

(9) Debt Obligations
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	December 31,	December 31,
	2010	2009

Long-term notes payable	$-	$2,888

Less current portion of long-term debt	-	(1,372)

Long-term debt	$-	$1,516

In the fourth quarter 2010 the Company elected to pre-pay the outstanding debt balances of the assumed notes from the 2009 ILS acquisition, which matured between 2011 and 2012.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of December 31, 2010, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $16.4 million, $63.6 million of borrowing capacity was available at December 31, 2010.

(10) Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plan. Funding of retirement costs for the plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Supplemental Executive Retirement Plan credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in “Other current accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through December 31, 2010. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company’s and participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $3.8 million, $3.3 million and $3.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

Obligations and Funded Status
At December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2010	2009	2010	2009

Changes in benefit obligation

Benefit obligation at beginning of year	$208,747	$187,350	$8,486	$7,657

Service cost	5,655	4,769	92	145
Interest cost	11,584	11,970	350	503
Plan participants' contributions	-	-	770	880
Plan change	-	-	-	640
Actuarial loss (gain)	11,116	13,844	(1,325)	471
Benefits paid	(9,767)	(9,204)	(1,412)	(1,569)
Curtailments	-	(1,136)	-	(241)
Other	(76)	1,154

Benefit obligation at end of year	227,259	208,747	6,961	8,486

Change in plan assets

Fair value of plan assets at beginning of year	192,630	176,477	-	-

Actual return on plan assets	21,896	24,412	-	-
Employer contributions	339	281	642	688
Plan participants' contributions	-	-	770	881
Benefits paid	(9,767)	(9,204)	(1,412)	(1,569)
Other	(44)	664	-	-

Fair value of plan assets at end of year	205,054	192,630	-	-

Unfunded status at end of year	$(22,205)	$(16,117)	$(6,961)	$(8,486)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2010	2009	2010	2009

Other current accrued liabilities	$(354)	$(317)	$(508)	$(612)
Postretirement benefits	-	-	(6,453)	(7,874)
Other long-term liabilities	(21,851)	(15,800)	-	-

	$(22,205)	$(16,117)	$(6,961)	$(8,486)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2010	2009	2010	2009

Prior service cost	$3,872	$4,369	$284	$323
Net loss (gain)	39,500	40,559	(1,933)	(1,289)

	$43,372	$44,928	$(1,649)	$(966)

The accumulated benefit obligation for all defined benefit pension plans was $211.7 million and $193.1 million at December 31, 2010, and 2009, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Thousands of dollars)	2010	2009	2008	2010	2009	2008

Net Periodic Benefit Cost

Service cost	$5,654	$4,769	$4,933	$92	$145	$151
Interest cost	11,585	11,970	10,979	350	503	455
Expected return on plan assets	(12,752)	(12,285)	(16,664)	-	-	-
Amortization of prior service cost	785	795	649	51	54	-
Amortization of net (gain) loss	3,712	4,566	181	(291)	(217)	(217)
Amortization of transition asset	-	-	(638)	-	-	-
Curtailment	-	1,542	-	-	(145)	-

Net periodic benefit cost (income)	$8,984	$11,357	$(560)	$202	$340	$389

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.6 million and $0.9 million, respectively. The estimated net gain and prior service cost for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0.1 million, respectively.

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.19% - 5.26%	5.25% - 5.80%	4.97%	5.58%
Rate of compensation increase	5.12% - 5.21%	2.00% - 4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.26% - 5.80%	6.00% - 6.40%	6.25% - 6.35%	5.58%	6.25%	6.20%
Expected long-term return on plan assets	6.80%	7.30%	7.30%	N/A	N/A	N/A
Rate of compensation increase	5.12%	4.50%	4.50%	N/A	N/A	N/A

For 2010, the Company assumed a long-term asset rate of return of 6.8%. In developing the 6.8% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2009), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Plan Assets

The Company’s qualified pension plan assets at December 31, 2010 are as follows:

Fair Value Measurements at December 31, 2010 (in thousands)

		Quoted Prices in	Significant	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$7,897	$7,897
Equity securities:
Common stock	62,304	62,304
International stock - commingled funds (a)	25,290		$25,290
International stock - mutual fund	11,427	11,427
Fixed income securities:
U.S. Treasuries	13,502	13,502
Mortgage-backed securities	13,076		13,076
Collateralized mortgage obligations	3,865		3,865
Corporate bonds (b)	17,082		17,082
Other types of investments:
Equity long/short hedge funds (c)	36,305			$36,305
Insurance policy (d)	643			643
Real Estate (e)	13,663			13,663

Total	$205,054	$95,130	$59,313	$50,611

(a)	This category represents International Equity Commingled Funds which invests in international stocks. The benchmark is the MSCI EAFE Index.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)
This category includes hedge funds that invest both long and short in primarily U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position; however it is expected that the equity long/short hedge funds will have a net long position.

(d)	This category includes a private insurance policy used for French retirement benefits.
(e)	This category includes a RREEF America II Fund which consists of commingled private real estate.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Equity Long/Short		Insurance
	Hedge Funds	Real Estate	Contracts	Total

Beginning balance at December 31, 2009	$34,289	$12,099	$664	$47,052

Actual return on plan assets:
Relating to assets still held at the reporting date	2,016	1,564		3,580

Relating to assets sold during the period				-
Purchases, sales, and settlements
Other			(21)	(21)
Transfers in and/or out of Level 3				-

Ending balance at December 31, 2010	$36,305	$13,663	$643	$50,611

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

No equity or debt securities of the Company were held by the plan at December 31, 2010 or 2009.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2010 and 2009.
Cash Flows

Contributions

The Company expects to make contributions of $6.4 million and $0.5 million to the pension plans and the postretirement plan, respectively, in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2011	$10,605	$520
2012	11,425	520
2013	12,039	527
2014	12,862	527
2015	13,644	531
2016 - 2020	79,861	2,623

(11) Other Comprehensive Income
The following table illustrates the related tax effect allocated to each component of other comprehensive income:

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2008

Foreign currency translation adjustments	$(5,503)	$-	$(5,503)

Defined benefit pension plans:
Amortization of net prior service cost	649	(238)	411
Amortization of net loss	181	(66)	115
Amortization of net transition asset	(638)	234	(404)
Net prior service cost	(3,143)	1,154	(1,989)
Net loss arising during period	(76,309)	28,034	(48,275)
Total defined benefit pension plans	(79,260)	29,118	(50,142)

Defined benefit postretirement plans:
Amortization of net gain	(217)	80	(137)
Net gain arising during period	21	(8)	13
Total defined benefit postretirement plans	(196)	72	(124)

Other comprehensive loss	$(84,959)	$29,190	$(55,769)

Year ended December 31, 2009

Foreign currency translation adjustments	$3,525	$-	$3,525

Defined benefit pension plans:
Amortization of net prior service cost	795	(293)	502
Amortization of net loss	4,566	(1,682)	2,884
Net loss arising during period	(1,717)	632	(1,085)
Other	2,678	(986)	1,692
Total defined benefit pension plans	6,322	(2,329)	3,993

Defined benefit postretirement plans:
Amortization of net prior service cost	54	(20)	34
Amortization of net gain	(217)	80	(137)
Net loss arising during period	(471)	174	(297)
Net prior service cost	(640)	235	(405)
Other	96	(35)	61
Total defined benefit postretirement plans	(1,178)	434	(744)

Other comprehensive income	$8,669	$(1,895)	$6,774

Year ended December 31, 2010

Foreign currency translation adjustments	$(960)	$-	$(960)

Defined benefit pension plans:
Amortization of net prior service cost	785	(290)	495
Amortization of net loss	3,712	(1,371)	2,341
Net loss arising during period	(2,030)	750	(1,280)
Other	-	-	-
Total defined benefit pension plans	2,467	(911)	1,556

Defined benefit postretirement plans:
Amortization of net prior service cost	51	(19)	32
Amortization of net gain	(291)	108	(183)
Net gain arising during period	1,325	(490)	835
Net prior service cost	-	-	-
Other	-	-	-
Total defined benefit postretirement plans	1,085	(401)	684

Other comprehensive income	$2,592	$(1,312)	$1,280

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2008	$2,512	$(48,921)	$1,709	$(44,700)

Current-period change	3,525	3,993	(744)	6,774

Balance, Dec. 31, 2009	6,037	(44,928)	965	(37,926)

Current-period change	(960)	1,556	684	1,280

Balance, Dec. 31, 2010	$5,077	$(43,372)	$1,649	$(36,646)

(12) Earnings per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for 2010, 2009 and 2008, are illustrated below:

	2010	2009	2008
Weighted average common shares outstanding for basic EPS	29,978,034	29,729,874	29,577,734

Effect of dilutive securities: employee stock options	328,328	76,068	242,492

Adjusted weighted average common shares outstanding for diluted EPS	30,306,362	29,805,942	29,820,226

Options to purchase a total of 125,543, 1,042,328 and 335,560 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2010, 2009 and 2008, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008:

(Thousands of dollars)	2010	2009	2008

Stock-based compensation expense	$4,627	$2,943	$3,584
Tax benefit	(1,712)	(1,089)	(1,326)

Stock-based compensation expense, net of tax	$2,915	$1,854	$2,258

The fair value of each option grant during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Expected dividend yield	0.94% - 1.60%	0.87% - 1.40%	0.67% - 1.10%
Expected stock price volatility	51.20% - 57.80%	23.40% - 28.15%	20.50% - 24.85%
Risk free interest rate	0.53% - 2.96%	0.55% - 1.37%	0.77% - 1.64%
Expected life of options	2 - 6 years	3 - 7 years	2 - 6 years
Weighted-average fair value per share at grant date	$17.05	$10.13	$9.86

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

A summary of stock option activity under the plans during year ended December 31, 2010, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2010	1,418,028	$26.28
Granted	439,500	45.58
Exercised	(533,641)	24.88
Forfeited or expired	(2,250)	29.34
Outstanding at December 31, 2010	1,321,637	$33.26	8.1	$38,501
Exercisable at December 31, 2010	507,963	$28.45	6.8	$17,241

As of December 31, 2010, there was $7.1 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.  As of December 31, 2009 and 2008 the weighted average grant date fair value was $51.34 and $56.89, respectively.  The intrinsic value of stock options exercised in 2010, 2009 and 2008 was $11.4 million, $1.0 million and $14.4 million, respectively.

(14) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2010 and 2009, no shares of preferred stock had been issued.

 (15) Income Taxes
Earnings from continuing operations before income taxes for 2010, 2009 and 2008 consisted of the following:

(Thousands of dollars)	2010	2009	2008

United States	$50,278	$17,880	$112,722
Foreign	17,167	15,132	23,690

Total earnings before income taxes	$67,445	$33,012	$136,412

The income tax provision for 2010, 2009 and 2008 consisted of the following:

(Thousands of dollars)	2010	2009	2008

Current:

U.S. federal and state income taxes	$15,815	$7,286	$42,487
Foreign	6,663	4,793	5,514

Total current	22,478	12,079	48,001

Deferred:

U.S. federal and state income taxes	2,819	(1,186)	(823)
Foreign	(1,383)	(360)	1,209

Total deferred	1,436	(1,546)	386

Total	$23,914	$10,533	$48,387

Cash payments for income taxes totaled $18.8 million, $22.0 million and $45.1 million for 2010, 2009 and 2008, respectively.

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2010	2009	2008

Tax provision computed at statutory rate	$23,606	$11,554	$47,744
Tax effect of:
Expenses for which no benefit was realized	279	335	936
Change in effective state tax rate	13	(44)	115
Tax credit	(1,065)	(962)	(237)
State taxes net of federal benefit	1,813	504	2,351
Benefit of manufacturing deduction	(1,127)	(481)	(1,892)
Other, net	395	(373)	(630)

Total provision for taxes	$23,914	$10,533	$48,387

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

(Thousands of dollars)	2010	2009

Deferred income tax assets:

Pension costs	$10,138	$7,523
Payroll and benefits	1,313	967
Accrued warranty expenses	1,078	1,328
Postretirement benefits	6,356	6,543
Accrued liabilities	2,526	3,295
Other, net	706	120

Total deferred income tax assets	22,117	19,776
Less valuation allowance	(389)	(69)

Total deferred income tax assets	21,728	19,707

Noncurrent deferred income tax liabilities:

Prepaid expenses	(644)	(335)
Depreciation	(21,004)	(18,387)
Inventories	(1,486)	(730)
Other, net	(6,924)	(5,515)

Total noncurrent deferred income tax liabilities, net	(30,058)	(24,967)

Total net deferred tax liability	$(8,330)	$(5,260)

Current deferred tax asset

Continuing operations	$3,554	$5,198
Discontinued operations	69	492

Total current deferred tax asset	3,623	5,690

Non-current deferred tax liability

Continuing operations	(11,953)	(10,950)
Discontinued operations	-	-

Total non-current deferred tax liability	(11,953)	(10,950)

Total net deferred tax liability	$(8,330)	$(5,260)

As of January 1, 2010, the Company had approximately $1.5 million of total gross unrecognized tax benefits.  Of this total, $1.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of December 31, 2010, the Company had approximately $1.8 million of total gross unrecognized tax benefits.  Of this total, $1.8 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2010	2009	2008

Balance at January 1,	$1,509	$1,368	$2,743

Gross increases- current year tax positions	372	593	-
Gross increases- tax positions from prior periods	233	93	328
Gross decreases- tax positions from prior periods	(262)	(372)	(813)
Settlements	(14)	(173)	(890)

Balance at December 31,	$1,838	$1,509	$1,368

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2007 are closed to assessment. Statutes for years prior to 2007 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  In early 2010, the Company settled the examination by the State of Texas for the 2005 – 2006 tax years.  This settlement did not have a material impact on the Company’s financial statements.  The Company also remains subject to income tax examinations in the following material international jurisdictions:  Canada (2005-2009), France (2009), and Argentina (2003– 2009).  In 2010, the Company also settled two international exams in Argentina for tax years 2004-2008 and in France for tax years 2006-2008.  These settlements did not have a material impact on the financial statements.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $131,000 accrued for interest and penalties at December 31, 2009.  Interest and penalties of $30,000 were accrued during the twelve months ended December 31, 2010.

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

On January 15, 2010, in its final judgment, the Court ordered Lufkin Industries to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. The Company had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs were required to submit this request within 14 days of the final judgment. On January 21, 2010, the Company filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals.  The District Court granted this motion to stay.

On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment.  In the fourth quarter of 2009, the Company recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.  On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney’s fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these cost, the Company recorded an additional provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

On February 2, 2011 the United States Fifth Circuit Court of Appeals accepted the oral arguments from the plaintiffs and the Company on their respective appeals to the court.  We anticipate the court’s decision before the end of the second quarter of 2011.

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

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2010 and 2009, is as follows:

(Thousands of dollars)	2010	2009

Beginning balance	$4,220	$3,586

Claims paid or accrued	(3,213)	(3,793)
Additional warranties issued	3,244	3,891
Revisions in estimates	(678)	385
Foreign currency translation	47	151

Ending balance	$3,620	$4,220

Operating leases: Future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year are:

(Thousands of dollars)

2011	$2,552
2012	1,457
2013	1,118
2014	917
2015	671

All years	$4,170

Expenses for rentals and leases, including short-term rental contracts, were $7.8 million, $6.0 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital expenditures: As of December 31, 2010, the Company had contractual commitments for capital expenditures of $5.8 million that are expected to be paid in 2011.

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

(Thousands of dollars)	2010	2009	2008
Sales by segment:
Oil Field	$477,867	$349,168	$551,814
Power Transmission	167,776	172,191	189,380
Total sales	$645,643	$521,359	$741,194
Sales by geographic region:
United States	$390,129	$290,924	$469,343
Europe	46,799	50,362	60,463
Canada	33,668	19,039	33,354
Latin America	103,390	94,972	97,310
Middle East/North Africa	43,913	40,310	56,149
Other	27,744	25,752	24,575
Total sales	$645,643	$521,359	$741,194
Earnings (loss) before income taxes:
Oil Field	$57,690	$21,405	$116,150
Power Transmission	10,937	17,040	26,308
Corporate & Other*	(1,182)	(5,433)	(4,479)
Adjustment**	-	-	(1,567)
Total earnings (loss) before income taxes	$67,445	$33,012	$136,412
Assets by segment:
Oil Field	$376,324	$293,140	$275,395
Power Transmission	134,004	128,789	126,912
Corporate & Other	110,114	118,850	127,300
Adjustment**	-	-	-
Total assets	$620,442	$540,779	$529,607
Property, plant & equipment, net, by geographic region
United States	$145,842	$121,419	$96,566
Europe	33,051	14,827	11,194
Canada	8,655	9,072	9,731
Latin America	15,924	14,211	12,280
Other	245	241	308
Total P, P & E, net	$203,717	$159,770	$130,079
Capital expenditures by segment
Oil Field	$43,938	$27,384	$20,786
Power Transmission	8,445	12,168	7,755
Corporate & Other	7,980	273	1,011
Total capital expenditures	$60,363	$39,825	$29,552
Depreciation/amortization by segment:
Oil Field	$13,484	$11,561	$9,815
Power Transmission	6,752	5,951	5,151
Corporate & Other	922	945	733
Total depreciation/amortization	$21,158	$18,457	$15,699

Additional key segment information is presented below:

Year Ended December 31, 2010

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$479,732	$171,155	$-	$-	$650,887
Inter-segment sales	(1,865)	(3,379)	-	-	(5,244)
Net sales	$477,867	$167,776	$-	$-	$645,643

Operating income (loss)	$57,749	$10,911	$(1,001)	$-	$67,659
Other (expense) income, net	(59)	26	(181)	-	(214)
Earnings (loss) before income tax provision	$57,690	$10,937	$(1,182)	$-	$67,445

Year Ended December 31, 2009

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$351,766	$175,476	$-	$-	$527,242
Inter-segment sales	(2,598)	(3,285)	-	-	(5,883)
Net sales	$349,168	$172,191	$-	$-	$521,359

Operating income (loss)	$20,458	$16,966	$(6,000)	$-	$31,424
Other income, net	947	74	567	-	1,588
Earnings (loss) before income tax provision	$21,405	$17,040	$(5,433)	$-	$33,012

Year Ended December 31, 2008

		Power	Corporate
(Thousands of dollars)	Oil Field	Transmission	& Other*	Adjustment**	Total

Gross sales	$557,669	$195,161	$-	$-	$752,830
Inter-segment sales	(5,855)	(5,781)	-	-	(11,636)
Net sales	$551,814	$189,380	$-	$-	$741,194

Operating income (loss)	$117,535	$26,132	$(6,000)	$(1,567)	$136,100
Other (expense) income, net	(1,385)	176	1,521	-	312
Earnings (loss) before income tax provision	$116,150	$26,308	$(4,479)	$(1,567)	$136,412

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

The following table reconciles total assets for the years ended December 31:

(Thousands of dollars)	2010	2009

Assets from continuing operations	$620,442	$540,779

Assets from discontinued operations	636	811

Total assets	$621,078	$541,590

(18)Concentrations of Credit Risk
The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the two segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. However, the recent downturn in the global economy has caused a higher level of credit risk. The Company is monitoring the payment practices of customers and is reviewing credit limits more frequently and conservatively than in prior periods. No customer represented over 10% of consolidated company sales as of December 31, 2010.  At December 31, 2009 and 2008, one customer represented 11.0% and 15.4%, respectively, of the consolidated Company sales.

(19) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2010 and 2009:

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2010

Sales	$127.1	$152.9	$172.1	$193.5
Gross profit	28.6	37.3	43.3	49.2
Net earnings	6.0	10.6	12.6	14.3

Basic earnings per share	0.21	0.35	0.42	0.47
Diluted earnings per share	0.20	0.35	0.42	0.47

2009

Sales	$153.1	$123.7	$117.7	$126.8
Gross profit	34.2	27.0	24.9	26.4
Net earnings	9.1	4.7	5.1	3.6

Basic earnings per share	0.31	0.16	0.17	0.12
Diluted earnings per share	0.31	0.16	0.17	0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors is incorporated by reference from the information under the captions “Nominees for Director” and “Information About Current and Continuing Directors” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2010. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption  “Information About Current and Continuing Directors – Board Committees” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 related to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Part II, Item 5 of this annual report of Form 10-K and is incorporated in Item 12 of this report by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2010, there have been no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

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

*10.4
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.5
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.6
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.7
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.8
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.9
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Amended and Restated Severance Agreement, dated February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.14
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

*10.18
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford included as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 1, 2010 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Amended and Restated Credit Agreement dated as of December 31, 2010, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 4, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2010	$240	(93)		113	$260
Year Ended December 31, 2009	735	(1,844)	-	1,349	240
Year Ended December 31, 2008	$89	2,462	-	(1,816)	$735

Inventory: Valuation Reserves:

Year Ended December 31, 2010	$2,643	(224)	-	(36)	$2,383
Year Ended December 31, 2009	4,535	100	-	(1,992)	2,643
Year Ended December 31, 2008	$1,579	2,964	-	(8)	$4,535

Inventory: LIFO Reserves:

Year Ended December 31, 2010	$29,961	(1,185)		-	$28,776
Year Ended December 31, 2009	32,926	(2,965)	-	-	29,961
Year Ended December 31, 2008	$25,184	7,742	-	-	$32,926

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

Date: March 1, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By /s/ J. F. Glick	President/Chief Executive Officer	March 1, 2011
J. F. Glick	(Principal Executive Officer)

By /s/ C. L. Boone	Vice President/Treasurer/Chief Financial Officer	March 1, 2011
C. L. Boone	(Principal Financial and Accounting Officer)

By /s/ D. V. Smith	Chairman of the Board of Directors	March 1, 2011
D. V. Smith

By /s/ J. F. Anderson	Director	March 1, 2011
J.F. Anderson

By /s/ S. V. Baer	Director	March 1, 2011
S. V. Baer

By /s/ J. D. Hofmeister	Director	March 1, 2011
J. D. Hofmeister

By /s/ J. T. Jongebloed	Director	March 1, 2011
J. T. Jongebloed

By /s/ J. H. Lollar	Director	March 1, 2011
J. H. Lollar

By /s/ R. R. Stewart	Director	March 1, 2011
R. R. Stewart

By /s/ H. J. Trout, Jr.	Director	March 1, 2011
H. J. Trout, Jr.

By /s/ T. E. Wiener	Director	March 1, 2011
T. E. Wiener

INDEX TO EXHIBITS

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

*10.4
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.5
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.6
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as exhibit 10.13 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.7
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as exhibit 10.14 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.8
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as exhibit 10.15 to the Company's annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.9
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.10
Amended and Restated Severance Agreement, dated February 12, 2008, between Lufkin Industries, Inc. and Terry L. Orr, included as Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.11
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.12
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.13
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Paul G. Perez, included as Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.14
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

*10.18
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford included as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 1, 2010 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.19
Amended and Restated Credit Agreement dated as of December 31, 2010, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 4, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

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