Form 10-Q
period 2011-04-30
LUFKIN INDUSTRIES INC
filed 2011-05-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X        No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      X                  Accelerated filer ______
Non-accelerated filer ______Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____No     X

There were 30,461,745 shares of Common Stock, $1.00 par value per share, outstanding as of May 6, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$84,758	$88,592
Receivables, net	132,722	127,298
Income tax receivable	4,062	3,547
Inventories	132,609	116,874
Deferred income tax assets	3,940	3,554
Other current assets	6,118	4,696
Current assets from discontinued operations	-	636
Total current assets	364,209	345,197

Property, plant and equipment, net	225,513	203,717
Goodwill, net	53,154	53,011
Other assets, net	18,832	19,153
Total assets	$661,708	$621,078

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$45,701	$26,972
Accrued liabilities:
Payroll and benefits	12,134	16,446
Warranty expenses	3,887	3,620
Taxes payable	7,891	6,763
Other	35,645	30,548
Current liabilities from discontinued operations	-	228
Total current liabilities	105,258	84,577

Deferred income tax liabilities	12,492	11,953
Postretirement benefits	6,448	6,453
Other liabilities	31,845	32,098
Long-term liabilities from discontinued operations	-	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 32,279,581 and 32,132,817 shares issued , respectively	32,280	32,133
Capital in excess par	82,244	74,811
Retained earnings	459,313	450,714
Treasury stock, 1,824,336 and 1,828,336 shares, respectively, at cost	(34,902)	(35,052)
Accumulated other comprehensive (loss)	(33,270)	(36,646)
Total shareholders' equity	505,665	485,960
Total liabilities and shareholders' equity	$661,708	$621,078

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2011	2010

Sales	$194,397	$127,123

Cost of Sales	148,204	98,500

Gross Profit	46,193	28,623

Selling, general and administrative expenses	26,740	19,327

Operating income	19,453	9,296

Interest income	28	4
Interest expense	(169)	(150)
Other income, net	65	221

Earnings from continuing operations before income tax provision and discontinued operations	19,377	9,371

Income tax provision	6,976	3,374

Earnings from continuing operations before discontinued operations	12,401	5,997

Loss from discontinued operations, net of tax	-	(5)

Net earnings	$12,401	$5,992

Basic earnings per share:

Earnings from continuing operations	$0.41	$0.20

Net earnings	$0.41	$0.20

Diluted earnings per share:

Earnings from continuing operations	$0.40	$0.20

Net earnings	$0.40	$0.20

Dividends per share	$0.125	$0.125

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$12,401	$5,992
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,667	5,042
Provision (recovery) for losses on receivables	77	(122)
LIFO expense	1,000	-
Deferred income tax benefit	(312)	(290)
Excess tax benefit from share-based compensation	(2,270)	(309)
Share-based compensation expense	871	779
Pension expense	2,170	2,595
Postretirement obligation	186	102
Loss (gain) on disposition of property, plant and equipment	41	(133)
Loss from discontinued operations	-	5
Changes in:
Receivables, net	(4,708)	(103)
Income tax receivable	103	62
Inventories	(15,270)	(4,187)
Other current assets	(1,581)	(3,057)
Accounts payable	18,269	4,584
Accrued liabilities	4,421	5,637
Net cash provided by operating activities	21,065	16,597

Cash flows from investing activities:
Additions to property, plant and equipment	(26,196)	(6,242)
Proceeds from disposition of property, plant and equipment	59	238
Increase in other assets	(190)	(123)
Acquisition of other companies	(1,500)	(1,500)
Net cash used in investing activities	(27,827)	(7,627)

Cash flows from financing activities:
Payments of notes payable	-	(334)
Dividends paid	(3,803)	(3,733)
Excess tax benefit from share-based compensation	2,270	309
Proceeds from exercise of stock options	3,977	1,915
Net cash provided by (used in) financing activities	2,444	(1,843)

Effect of translation on cash and cash equivalents	484	(90)

Net (decrease) increase in cash and cash equivalents	(3,834)	7,037

Cash and cash equivalents at beginning of period	88,592	100,858

Cash and cash equivalents at end of period	$84,758	$107,895

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

2. Recently Issued Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company adopted ASU 2009-13 on January 1, 2011.  The adoption of ASU 2009-13 did not have a material impact on the balance sheet, statement of earnings, or statement of cash flow.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second installment, plus interest to date, was paid on March 1, 2011; and the third installment, plus interest to date, is payable on March 1, 2012.  These hold back payments are not contingent upon any subsequent events.  At March 31, 2011, the liabilities for these hold back payments were included in the accrued liabilities and other liabilities section of the Company’s condensed consolidated balance sheet.

On November 1, 2010, the Company completed the acquisition of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL, specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.  In connection with the acquisition, the Company also entered into a royalty agreement with the former owners of PHL.  The agreement is for a ten year period, beginning November 1, 2010, and is payable at a rate of 5% for the first five years and 8% for the subsequent five years.  Royalties are payable quarterly and are based on product revenues.

Revenues and earnings to date for the PHL acquisition are not material.  Pro forma schedules have not been included as the impact on the prior and current periods presented is not material.

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

4. Discontinued Operations
During the second quarter of 2008, the Company’s Trailer segment was classified as a discontinued operation.  During 2010, the Company sold certain tooling, equipment and spare parts, which were originally part of the Trailer segment, for scrap.  Earnings from these sales have been included within the condensed consolidated statement of earnings for the fiscal year ended December 31, 2010 as earnings from discontinued operations.  In addition, in 2010 certain assets and liabilities were classified as discontinued operations.  Due to the inactivity and immaterial nature of these assets and liabilities, there are no discontinued operations to report for the three months ended March 31, 2011.

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):
	March 31,	December 31,
	2011	2010

Accounts receivable	$132,216	$126,671
Notes receivable	76	139
Other receivables	779	748
Gross receivables	133,071	127,558

Allowance for doubtful accounts receivable	(349)	(260)
Net receivables	$132,722	$127,298

Bad debt expense related to receivables for the three months ended March 31, 2011 was $0.1 million.   Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million for the three months ended March 31, 2010.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):
	March 31,	December 31,
	2011	2010
Gross inventories @ FIFO:
Finished goods	$8,300	$7,757
Work in progress	31,961	26,680
Raw materials & component parts	109,736	99,440
Maintenance, tooling & supplies	14,914	14,156
Total gross inventories @ FIFO	164,911	148,033
Less reserves:
LIFO	29,776	28,776
Valuation	2,526	2,383
Total inventories as reported	$132,609	$116,874

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $95.9 million and $80.9 million at March 31, 2011 and December 31, 2010, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):
	March 31,	December 31,
	2011	2010

Land	$19,961	$19,775
Land improvements	10,491	10,449
Buildings	120,486	106,199
Machinery and equipment	296,963	289,579
Furniture and fixtures	6,809	6,839
Computer equipment and software	27,292	23,407
Total property, plant and equipment	482,002	456,248
Less accumulated depreciation	(256,489)	(252,531)
Total property, plant and equipment, net	$225,513	$203,717

Depreciation expense related to property, plant and equipment was $5.1 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2011, are as follows (in thousands of dollars):
		Power
	Oil Field	Transmission	Total

Balance as of 12/31/10	$45,862	$7,149	$53,011

Foreign currency translation	3	140	143
Balance as of 3/31/11	$45,865	$7,289	$53,154

Goodwill impairment tests were performed in the fourth quarter of 2010 and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to the ILS, RMT and PHL acquisitions.  The components of these intangible assets are as follows (in thousands of dollars):
				Weighted
	March 31, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$745	$1,805	6.3
Customer relationships and contracts	15,183	2,777	12,406	10.0

	$17,733	$3,522	$14,211	7.0

				Weighted
	December 31, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$619	$1,931	6.3
Customer relationships and contracts	15,183	2,375	12,808	10.0

	$17,733	$2,994	$14,739	7.0

Amortization expense of intangible assets was approximately $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  Expected amortization for the remainder of the fiscal year ended December 31, 2011 is $1.5 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/12	$1,885
For the year ended 12/31/13	1,858
For the year ended 12/31/14	1,707
For the year ended 12/31/15	1,670
For the year ended 12/31/16	1,613
Thereafter	$3,989

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):
	March 31,	December 31,
	2011	2010

Customer prepayments	$16,194	$11,999
Litigation reserves	6,493	6,493
Deferred compensation & benefit plans	7,068	6,548
Accrued hold back & royalty consideration	2,112	2,132
Other accrued liabilities	3,778	3,376
Total other current accrued liabilities	$35,645	$30,548

10. Debt
The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2011, no debt was outstanding under the Bank Facility, and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $13.0 million, $67.0 million of borrowing capacity was available at March 31, 2011.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through March 31, 2011. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and each individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and each participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $1.2 million and $0.9 million in the three months ended March 31, 2011 and 2010, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Condensed Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)
	Pension Benefits		Other Benefits
Three Months Ended March 31,	2011	2010	2011	2010

Service cost	$1,672	$1,589	$48	$49
Interest cost	3,012	2,947	77	108
Expected return on plan assets	(3,404)	(3,143)	-	-
Amortization of prior service cost	236	196	13	13
Amortization of unrecognized net loss (gain)	909	1,228	(61)	(35)
Net periodic benefit cost	$2,425	$2,817	$77	$135

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to make contributions of $6.4 million to its pension plans in 2011. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2011. As of March 31, 2011, the Company had made contributions of $0.1 million to its pension plans and $0.1 million to its postretirement plan.  The Company presently anticipates making additional contributions of $6.3 million to its pension plans and $0.4 million to its postretirement plan during the remainder of 2011.

12. Legal Proceedings

Class Action Complaint

On March 7, 1997, a class action complaint was filed against Lufkin Industries, Inc. (“Lufkin”) in the U.S. District Court for the Eastern District of Texas by an employee and a former employee of Lufkin who alleged race discrimination in employment. Certification hearings were conducted in Beaumont, Texas in February 1998 and in Lufkin, Texas in August 1998. In April 1999, the District Court issued a decision that certified a class for this case, which included all black employees employed by Lufkin from March 6, 1994, to the present. The case was administratively closed from 2001 to 2003 while the parties unsuccessfully attempted mediation. Trial for this case began in December 2003, and after the close of plaintiff’s evidence, the court adjourned and did not complete the trial until October 2004. Although plaintiff’s class certification encompassed a wide variety of employment practices, plaintiffs presented only disparate impact claims relating to discrimination in initial assignments and promotions at trial.

On January 13, 2005, the District Court entered its decision finding that Lufkin discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that Lufkin pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that Lufkin estimates will result in a total not to exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered Lufkin to cease and desist all racially biased assignment and promotion practices and (ii) ordered Lufkin to pay court costs and expenses.

Lufkin reviewed this decision with its outside counsel and on September 19, 2005, appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. On April 3, 2007, Lufkin appeared before the appellate court in New Orleans for oral argument in this case. The appellate court subsequently issued a decision on February 29, 2008 that reversed and vacated the plaintiff’s claim regarding the initial assignment of black employees into the Foundry Division. The court also denied plaintiff’s appeal for class certification of a class disparate treatment claim. Plaintiff’s claim on the issue of Lufkin’s promotional practices was affirmed but the back pay award was vacated and remanded for re-computation in accordance with the opinion.  The District Court’s injunction was vacated and remanded with instructions to enter appropriate and specific injunctive relief. Finally, the issue of plaintiff’s attorney’s fees was remanded to the District Court for further consideration in accordance with prevailing authority.

On December 5, 2008, the U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the 5th U.S. Circuit Court of Appeals class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, Lufkin reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the District Court Lufkin continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. Lufkin and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, Lufkin recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the U.S. Fifth Circuit Court of Appeals. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified Lufkin that it had entered a final judgment related to Lufkin’s ongoing class-action lawsuit.  On January 15, 2010, the plaintiffs filed a notice of appeal with the U.S. Fifth Circuit Court of Appeals of the District Court’s final judgment.  On January 21, 2010, Lufkin filed a notice of cross-appeal with the same court.

On January 15, 2010, in its final judgment, the Court ordered Lufkin Industries to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. Lufkin had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs were required to submit this request within 14 days of the final judgment. On January 21, 2010, Lufkin filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals.  The District Court granted this motion to stay.

On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney’s fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment. In the fourth quarter of 2009, Lufkin recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.  On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney’s fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these cost, Lufkin recorded an additional provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

On February 2, 2011 the United States Fifth Circuit Court of Appeals accepted the oral arguments from the plaintiffs and Lufkin on their respective appeals to the court.  We anticipate the court’s decision before the end of the second quarter of 2011.

Intellectual Property Matter

In 2009, Lufkin Industries, Inc. (“Lufkin”) brought suit in a Texas State Court against the former owners of a business acquired by Lufkin in order to protect certain of Lufkin’s intellectual property rights. The acquired company was the first acquisition by Lufkin that began what is today known as Lufkin Automation. The former owners responded by counter suit against Lufkin as well as its outside counsel, Andrews Kurth LLP (“Outside Counsel”), claiming that Lufkin through Outside Counsel had acquired title to their inventions improperly. The case was removed from the Texas State Court to a Federal District Court in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the Federal Court granted summary judgment for Lufkin disposing of all federal claims and remanded the remains of the case back to the Texas State Court.

Outside Counsel independently elected to appeal the Federal Court’s decision to the Federal Appeals Court in Washington D.C. opposing the Federal Court’s decision to remand the case.  As a result, Lufkin and the plaintiffs filed separate appeals to the Federal District on separate issues.  Concurrently, with the Federal appeals in place, the plaintiffs have asked the State Court to proceed with a trial on this case.  Because the State Court will not have defined issues in order to proceed until the Federal appeals issues are resolved, Lufkin has filed a motion to stay any trial in State Court pending the outcome of the Federal appeal.  If such issues are identified and placed before the State Court, Lufkin believes it will continue to prevail on the merits and this suit will have no material impact on the Company’s financial position, results of operations or cash flow.

Other Matters

An industrial accident involving a vendor who was injured while performing work on Company property resulted in the vendor filing suit against Lufkin.  The vendor alleged that he was injured as a result of the equipment he was provided.  Lufkin defended its position with a vendor provided Hold Harmless Agreement as well as the vendor’s certificate of general liability insurance naming Lufkin as an insure.  A mediation between the parties and the insurance representative resulted in a settlement of this case within policy limits.  During the quarter ended March 31, 2011 the Company reserved the deductible amount of $1.0 million.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2011	2010

Net earnings	$12,401	$5,992

Other comprehensive income, before tax:

Foreign currency translation adjustments	2,685	(1,101)

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	236	196
Amortization of unrecognized net loss included in net periodic benefit cost	909	1,228

Total defined benefit pension plans	1,145	1,424

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	13
Amortization of unrecognized net gain included in net periodic benefit cost	(61)	(35)

Total defined benefit postretirement plans	(48)	(22)

Total other comprehensive income, before tax	3,782	301

Income tax benefit related to items of other comprehensive income	(406)	(519)

Total other comprehensive income (loss), net of tax	3,376	(218)

Total comprehensive income	$15,777	$5,774

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):
		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, December 31, 2010	$5,077	$(43,372)	$1,649	$(36,646)

Current-period change	2,685	722	(31)	3,376

Balance, March 31, 2011	$7,762	$(42,650)	$1,618	$(33,270)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2011 and 2010, are illustrated below:
	Three Months Ended
	March 31,
	2011	2010

Weighted average common shares outstanding for basic EPS	30,375,003	29,813,034

Effect of dilutive securities: employee stock options	424,832	271,614

Adjusted weighted average common shares outstanding for diluted EPS	30,799,835	30,084,648

Weighted options to purchase a total of 43,967 and 132,668 shares of the Company’s common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 (in thousands of dollars):
	Three Months Ended
	March 31,
	2011	2010

Stock-based compensation expense	$871	$779
Tax benefit	(322)	(288)
Stock-based compensation expense, net of tax	$549	$491

The fair value of each option grant during the first three months of 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:
	2011	2010

Expected dividend yield	0.80%	1.25% - 1.60%
Expected stock price volatility	48.6% - 57.6%	51.3% - 57.0%
Risk free interest rate	0.86% - 2.39%	1.37% - 2.96%
Expected life options	2 - 5 years	3 - 6 years
Weighted-average fair value per share at grant date	$24.31	$27.79

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

15. Stock Compensation Plans (continued)

A summary of stock option activity under the plans during the three months ended March 31, 2011, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2011	1,321,637	$33.26
Granted	76,500	65.86
Exercised	(150,764)	26.38
Forfeited or expired	(7,750)	38.54
Outstanding at March 31, 2011	1,239,623	$36.08	8.1	$71,139
Exercisable at March 31, 2011	440,449	$29.14	6.8	$28,335

As of March 31, 2011, there was $8.4 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years. The intrinsic value of stock options exercised in the first three months of 2011 was $7.6 million.

16. Uncertain Tax Positions

As of December 31, 2010, the Company had approximately $1.8 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of March 31, 2011, the Company had approximately $1.9 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2011	$1,838

Gross increases- current year tax positions	93
Gross increases- tax positions from prior periods	7
Gross decreases- tax positions from prior periods	(19)

Balance at March 31, 2011	$1,919

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $0.6 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.2 million accrued for interest and penalties at December 31, 2010.  Negligible interest and penalties were recognized during the three months ended March 31, 2011.

17. Segment Data
The Company operates with two business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$155,183	$42,619	$-	$197,802
Inter-segment sales	(1,461)	(1,944)	-	(3,405)
Net sales	$153,722	$40,675	$-	$194,397

Operating income	$17,194	$2,259	$-	$19,453
Other income (expense), net	41	(11)	(106)	(76)
Earnings (loss) before income tax provision	$17,235	$2,248	$(106)	$19,377

Three Months Ended March 31, 2010

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$90,202	$37,868	$-	$128,070
Inter-segment sales	(281)	(666)	-	(947)
Net sales	$89,921	$37,202	$-	$127,123

Operating income	$7,031	$2,265	$-	$9,296
Other income (expense), net	114	34	(73)	75
Earnings (loss) from continuing operations before income tax provision	$7,145	$2,299	$(73)	$9,371

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

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its two main manufacturing facilities in Lufkin, Texas and Argentina. These investments have reduced production lead times, improved quality and reduced manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service and to expand product offerings through acquisition and research and development.  In July 2010, the Company announced its intention to construct a new multi-purpose manufacturing and aftermarket facility in Ploiesti Romania to support market expansion efforts in the Eastern Hemisphere. This facility is being designed with the objective of manufacturing products for both the Company’s Oil Field and Power Transmission segments, with an initial focus on oil field products. This facility, which is being built on an 82 acre site, will have an estimated aggregate gross cost of $126 million. When completed in 2012, the facility will initially employ just over 300 employees. The government of Romania, through the Ministry of Public Finance, has agreed to provide the Company with economic development incentives and financial assistance of 28 million Euros towards the construction costs, which account for approximately 30% of the total cost of the plant.

In the Power Transmission segment, the Company is also making targeted capital investments in the United States and France to expand capacity, reduce manufacturing lead times and reduce cost. Additional investments are being made to develop new product lines through research and development. The Company intends to focus future capital investments for Oil Field and Power Transmission on international geographic expansion of manufacturing and service centers.

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

Beginning in 2010 and continuing in 2011, increased oil drilling by exploration and production companies in North America, as the result of increased oil prices, has led to higher demand for artificial lift products.  North American oil-directed rig counts have continued to rise in traditional markets such as the Permian Basin.  Additionally, increased horizontal drilling in unconventional basins such as the Bakken, Niobrara, and Eagle Ford, has also been a driver of demand growth, especially for larger pumping units.  Delays in well completions in these unconventional basins have reduced as frac crew capacity has increased, causing artificial lift demand to begin to follow the trends seen in the oil-directed rig count numbers since early 2010.

The Company is well positioned to meet this higher demand because of increased capacity from acquisitions and capital expansions in recent years. While the Company has made recent small price increases in anticipation of raw material cost inflation, competitive pressures on pricing remain strong.

During the first quarter of 2011, unrest in the Middle East and North Africa did not cause significant disruption to field operations in those markets, but the political situation may cause delays in future bookings.

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

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, new equipment spending lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as liquefied natural gas, petrochemical, drilling, and power generation in response to higher global energy prices. New order booking continued to grow in the first quarter of 2011, and additional opportunities in power generation may exist for replacement power in Japan due to recent events.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels and cash balances.

Overall, sales for the three months ended March 31, 2011 increased to $194.4 million from $127.1 million for the three months ended March 31, 2010, or 52.9%. This increase was primarily driven by higher sales of oil field products and services in the North American market.

Gross margin for the three months ended March 31, 2011 increased to 23.8% from 22.5% for the three months ended March 31, 2010. This gross margin increase was primarily related to the favorable impact of higher plant utilization on fixed cost coverage in the Oil Field segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $26.7 million during the first quarter of 2011 from $19.3 million during the first quarter of 2010. This increase was primarily related to international expansion efforts, new product development, higher legal expenses, increased international commissions on higher sales volumes and startup costs from the Romanian expansion. However, as a percentage of sales, selling, general and administrative expenses decreased to 13.8% for the three months ended March 31, 2011, from 15.2% for the three months ended March 31, 2010.

The Company reported net earnings from continuing operations of $12.4 million, or $0.40 per share (diluted), for the three months ended March 31, 2011, compared to net earnings from continuing operations of $6.0 million, or $0.20 per share (diluted), for the three months ended March 31, 2010.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of March 31, 2011, and 0.0% at December 31, 2010. Cash balances at March 31, 2011 were $84.8 million, down from $88.6 million at December 31, 2010.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):
	Three Months Ended
	March 31,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Sales
Oil Field	$153,722	$89,921	$63,801	71.0
Power Transmission	40,675	37,202	3,473	9.3
Total	$194,397	$127,123	$67,275	52.9

Gross Profit
Oil Field	$34,955	$18,473	$16,482	89.2
Power Transmission	11,239	10,150	1,089	10.7
Total	$46,193	$28,623	$17,570	61.4

Oil Field

Oil Field sales increased to $153.7 million, or 71.0%, for the three months ended March 31, 2011, from $89.9 million for the three months ended March 31, 2010. New pumping unit sales for the first quarter of 2011 were $80.7 million, up $34.8 million, or 75.9%, compared to $45.9 million during first quarter 2010, primarily from higher North American demand.  For first quarter of 2011, pumping unit service sales of $28.5 million were up $7.1 million, or 33.3%, compared to $21.4 million during the first quarter of 2010.  Automation sales of $31.4 million during first quarter 2011 were up $16.7 million, or 114%, compared to $14.7 million during the first quarter 2010.  Commercial casting sales of $4.4 million during the first quarter of 2011 were up $1.9 million, or 73.8%, compared to $2.5 million during 2010.  Oil Field’s backlog increased to $178.9 million as of March 31, 2011, from $131.4 million at December 31, 2010. This increase was caused primarily by higher orders for new pumping units as North American customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for the Oil Field segment increased to 22.7% for three months ended March 31, 2011, compared to 20.5% for the three months ended March 31, 2010, or 2.2 percentage points. This gross margin increase was primarily related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $12.0 million, or 63.2%, for the three months ended March 31, 2011, from $7.4 million for the three months ended March 31, 2010. This increase was due to expanded international sales offices to support the Romanian plant, higher commissions from increased international sales, increased legal costs, employee evacuation costs from Egypt and Bahrain and startup costs from the Romanian expansion. However, direct selling, general and administrative expenses as a percentage of sales decreased to 7.8% for the three months ended March 31, 2011, from 8.2% for the three months ended March 31, 2010.

Power Transmission

Sales for the Company’s Power Transmission segment increased to $40.7 million, or 9.3%, for the three months ended March 31, 2011, compared to $37.2 million for the three months ended March 31, 2010. New unit sales of $26.5 million during the first quarter of 2011 were up $2.0 million, or 8.1%, compared to $24.5 million during the first quarter of 2010. Repair and service sales of $13.0 million during the first quarter of 2011 were up $1.4 million, or 11.6%, compared to $11.6 million during the first quarter of 2010.  Power Transmission backlog at March 31, 2011, increased to $122.8 million from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

Gross margin for the Power Transmission segment increased to 27.6% for the three months ended March 31, 2011, compared to 27.3% for the three months ended March 31, 2010, or 0.3 percentage points. This gross margin increase was primarily related to the favorable impact of higher production on fixed cost absorption.

Direct selling, general and administrative expenses for Power Transmission increased to $7.2 million, or 18.6%, for the three months ended March 31, 2011, from $6.1 million for the three months ended March 31, 2010. This increase was primarily to headcount additions in support of higher anticipated sales volumes in 2011. Direct selling, general and administrative expenses as a percentage of sales increased to 17.7% for the three months ended March 31, 2011, from 16.4% for the three months ended March 31, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $7.5 million for the three months ended March 31, 2011, an increase of $1.6 million, or 27.8%, from $5.9 million for the three months ended March 31, 2010, primarily to support higher expected sales volumes and employee headcount.

Interest income, interest expense and other income and expense for the three months ended March 31, 2011 decreased to $0.1 million of expense compared to $0.1 million of income for the three months ended March 31, 2010, as the result of fluctuations in currency exchange rates.

The net tax rate for each of the three months ended March 31, 2011 and 2010 was 36.0%.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its Bank Facility (as defined below) will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2011, and the foreseeable future.

The Company’s cash balance totaled $84.8 million at March 31, 2011, compared to $88.6 million at December 31, 2010. For the three months ended March 31, 2011, net cash provided by operating activities was $21.1 million, net cash used in investing activities totaled $27.8 million and net cash provided by financing activities amounted to $2.4 million. Significant components of cash provided by operating activities for the three months ended March 31, 2011 included net earnings from continuing operations (adjusted for non-cash expenses) of $19.9 million and a $1.2 million decrease in working capital. Higher receivables and inventory from increased sales volumes were offset by higher accounts payable balances.

Net cash used in investing activities for the three months ended March 31, 2011 included net capital expenditures totaling $26.1 million and a holdback payment of $1.5 million related to the ILS acquisition. Capital expenditures in the first three months of 2011 were primarily for the new manufacturing facility in Romania, information technology upgrades and new machine tools.  Capital expenditures for 2011 are projected to be in the $100 million to $125 million range, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional geographic and product line expansion opportunities that could require significant capital spending or acquisition funding over several years. These additional expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash used by financing activities for the three months ended March 31, 2011 included dividend payments of $3.8 million, or $0.125 per share, and proceeds from stock option exercises of $4.0 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of March 31, 2011, no debt was outstanding under the Bank Facility, and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $13.0 million, $67.0 million of borrowing capacity was available at March 31, 2011.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605):  Multiple – Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, ASU 2009-13 requires enhanced disclosures in financial statements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company adopted ASU 2009-13 on January 1, 2011.  The adoption of ASU 2009-13 did not have a material impact on the balance sheet, statement of earnings, or statement of cash flow.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. The impact of changes in these estimates does not differ significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these risk factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, the Company disclaims any obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial instruments include cash, accounts receivable, accounts payable and invested funds. The book value of accounts receivable and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. While the Company’s accounts receivable are concentrated with customers in the energy industry the Company performs credit evaluations on current and potential customers and adjusts credit limits as appropriate.  In certain circumstances the Company will obtain collateral to mitigate higher credit risk.

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

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items, such as steel round, bearings and aluminum, have continued to experience price increases, price volatility and longer lead times.  If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of March 31, 2011, this inter-company debt was comprised of a $0.1 million payable and a $9.8 million payable from France and Canada, respectively. As of March 31, 2011, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.6 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.6 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2011, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.3 million of expense, and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.3 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as March 31, 2011, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of material legal proceedings, please refer to both Part 1, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed with the SEC on March 1, 2011) and Part I, Item 1, Note 12. “Legal Proceedings” of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, the factors discussed in Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6.  Exhibits.

Exhibit Number	Description

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

Date:May 9, 2011

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