Form 10-Q
period 2011-06-30
LUFKIN INDUSTRIES INC
filed 2011-08-08
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     X        No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       X                   Accelerated filer ______
Non-accelerated filer ______Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____ No    X

There were 30,465,745 shares of Common Stock, $1.00 par value per share, outstanding as of August 5, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNADITED)
(In thousands of dollars, except share and per share data)

	June 30,	December 31,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$65,647	$88,592
Receivables, net	152,066	127,298
Income tax receivable	4,578	3,547
Inventories	147,537	116,874
Deferred income tax assets	4,673	3,554
Other current assets	5,612	4,696
Current assets from discontinued operations	-	636
Total current assets	380,113	345,197

Property, plant and equipment, net	243,307	203,717
Goodwill, net	53,212	53,011
Other assets, net	18,353	19,153
Total assets	$694,985	$621,078

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$55,017	$26,972
Accrued liabilities:
Payroll and benefits	15,255	16,446
Warranty expenses	3,997	3,620
Taxes payable	12,517	6,763
Other	31,044	30,548
Current liabilities from discontinued operations	-	228
Total current liabilities	117,830	84,577

Deferred income tax liabilities	11,641	11,953
Postretirement benefits	6,735	6,453
Other liabilities	36,543	32,098
Long-term liabilities from discontinued operations	-	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized; 32,290,081 and 32,132,817 shares issued , respectively	32,290	32,133
Capital in excess par	84,788	74,811
Retained earnings	473,955	450,714
Treasury stock, 1,824,336 and 1,828,336 shares, respectively, at cost	(34,902)	(35,052)
Accumulated other comprehensive loss	(33,895)	(36,646)
Total shareholders' equity	522,236	485,960
Total liabilities and shareholders' equity	$694,985	$621,078

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$226,760	$152,847	$421,156	$279,969

Cost of sales	169,395	115,507	317,599	214,006

Gross profit	57,365	37,340	103,557	65,963

Selling, general and administrative expenses	28,348	20,313	55,087	39,641

Operating income	29,017	17,027	48,470	26,322

Interest income	33	26	61	31
Interest expense	(63)	(120)	(233)	(271)
Other expense, net	(158)	(367)	(93)	(146)

Earnings from continuing operations before income tax provision and discontinued operations	28,829	16,566	48,205	25,936

Income tax provision	10,378	5,964	17,354	9,337

Earnings from continuing operations before discontinued operations	18,451	10,602	30,851	16,599

Loss from discontinued operations, net of tax	-	(11)	-	(16)

Net earnings	$18,451	$10,591	$30,851	$16,583

Basic earnings per share:

Earnings from continuing operations	$0.61	$0.35	$1.01	$0.56

Diluted earnings per share:

Earnings from continuing operations	$0.60	$0.35	$1.00	$0.55

Dividends per share	$0.125	$0.125	$0.25	$0.25

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2011	2010
Cash flows form operating activities:
Net earnings	$30,851	$16,583
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	11,318	10,248
Provision for (recovery of) losses on receivables	37	(177)
LIFO expense	2,682	437
Deferred income tax benefit	(997)	(778)
Excess tax benefit from share-based compensation	(2,458)	(584)
Share-based compensation expense	2,873	1,924
Pension expense	4,660	3,930
Postretirement obligation	257	199
Loss (gain) on disposition of property, plant and equipment	309	(270)
Loss from discontinued operations	-	16
Changes in:
Receivables, net	(23,819)	(8,618)
Income tax receivable	(394)	224
Inventories	(31,714)	(9,693)
Other current assets	(914)	(2,184)
Accounts payable	27,555	8,617
Accrued liabilities	7,509	7,191
Net cash provided by operating activities	27,755	27,065

Cash flows from investing activities:
Additions to property, plant and equipment	(48,898)	(32,024)
Proceeds from disposition of property, plant and equipment	206	387
(Increase) decrease in other assets	(198)	398
Acquisition of other companies	(1,500)	(1,842)
Net cash used in investing activities	(50,390)	(33,081)

Cash flows from financing activities:
Payments of notes payable	-	(672)
Dividends paid	(7,611)	(7,478)
Excess tax benefit from share-based compensation	2,458	584
Proceeds from exercise of stock options	4,294	4,412
Net cash used in financing activities	(859)	(3,154)

Effect of translation on cash and cash equivalents	549	(613)

Net decrease in cash and cash equivalents	(22,945)	(9,783)

Cash and cash equivalents at beginning of period	88,592	100,858

Cash and cash equivalents at end of period	$65,647	$91,075

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity in the 10-K and in the footnotes in the 10-Q.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under this amendment will be retrospectively applied.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second installment, plus interest to date, was paid on March 1, 2011; and the third installment, plus interest to date, is payable on March 1, 2012.  These hold back payments are not contingent upon any subsequent events.  At June 30, 2011, the liabilities for this hold back payment was included in the accrued liabilities section of the Company’s condensed consolidated balance sheet.

On November 1, 2010, the Company completed the acquisition of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.  In connection with the acquisition, the Company also entered into a royalty agreement with the former owners of PHL.  The agreement is for a ten year period, beginning November 1, 2010, and is payable at a rate of 5% for the first five years and 8% for the subsequent five years.  Royalties are payable quarterly and are based on product revenues.

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

4. Discontinued Operations
During the second quarter of 2008, the Company’s Trailer segment was classified as a discontinued operation.  During 2010, the Company sold certain tooling, equipment and spare parts, which were originally part of the Trailer segment, for scrap.  Earnings from these sales have been included within the condensed consolidated statement of earnings for the fiscal year ended December 31, 2010 as earnings from discontinued operations.  In addition, in 2010 certain assets and liabilities were classified as discontinued operations.  There are no discontinued operations to report for the three and six months ended June 30, 2011.

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30,	December 31,
	2011	2010

Accounts receivable	$151,671	$126,671
Notes receivable	44	139
Other receivables	660	748
Gross receivables	152,375	127,558

Allowance for doubtful accounts receivable	(309)	(260)
Net receivables	$152,066	$127,298

Bad debt expense related to receivables for the three and six months ended June 30, 2011 was negligible.  Bad debt expense related to receivables for the three and six months ended June 30, 2010, resulted in a $0.1 million and $0.2 million recovery, respectively, of receivables charged to bad debt expense in prior periods.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2011	2010
Gross inventories @ FIFO:
Finished goods	$8,075	$7,757
Work in progress	35,663	26,680
Raw materials & component parts	122,692	99,440
Maintenance, tooling & supplies	15,226	14,156
Total gross inventories @ FIFO	181,656	148,033
Less reserves:
LIFO	31,458	28,776
Valuation	2,661	2,383
Total inventories as reported	$147,537	$116,874

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $105.7 million and $80.9 million at June 30, 2011 and December 31, 2010, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	June 30,	December 31,
	2011	2010

Land	$21,273	$19,775
Land improvements	10,451	10,449
Buildings	134,955	106,199
Machinery and equipment	301,615	289,579
Furniture and fixtures	6,881	6,839
Computer equipment and software	29,512	23,407
Total property, plant and equipment	504,687	456,248
Less accumulated depreciation	(261,380)	(252,531)
Total property, plant and equipment, net	$243,307	$203,717

Depreciation expense related to property, plant and equipment was $5.2 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively and was $10.3 million and $9.4 million for the six months ended June 30, 2011 and 2010, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2011, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/10	$45,862	$7,149	$53,011

Foreign currency translation	4	197	201
Balance as of 6/30/11	$45,866	$7,346	$53,212

Goodwill impairment tests were performed in the fourth quarter of 2010, and no impairment losses were recorded.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets were recorded in connection with business combinations.  The components of these intangible assets are as follows (in thousands of dollars):
				Weighted
		June 30, 2011		Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$861	$1,689	6.3
Customer relationships and contracts	15,183	3,157	12,026	10.0

	$17,733	$4,018	$13,715	7.0

				Weighted
		December 31, 2010		Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$619	$1,931	6.3
Customer relationships and contracts	15,183	2,375	12,808	10.0

	$17,733	$2,994	$14,739	7.0

Amortization expense of intangible assets was approximately $0.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and was $1.0 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.  Expected amortization for the remainder of the fiscal year ending December 31, 2011 is $1.0 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/12	$1,885
For the year ended 12/31/13	1,858
For the year ended 12/31/14	1,707
For the year ended 12/31/15	1,670
For the year ended 12/31/16	1,613
Thereafter	$3,989

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2011	2010

Customer prepayments	$11,512	$11,999
Litigation reserves	6,493	6,493
Deferred compensation & benefit plans	7,122	6,548
Accrued hold back & royalty consideration	2,127	2,132
Other accrued liabilities	3,790	3,376
Total other current accrued liabilities	$31,044	$30,548

10. Debt
The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2011, no debt was outstanding under the Bank Facility, and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $12.4 million, $67.6 million of borrowing capacity was available at June 30, 2011.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through June 30, 2011. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and each individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and each participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $1.1 million and $0.9 million in the three months ended June 30, 2011 and 2010, respectively, and $2.2 million and $1.9 million in the six months ended June 30, 2011 and 2010, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Condensed Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2011	2010	2011	2010

Service cost	$1,775	$1,239	$17	$(3)
Interest cost	2,908	2,846	96	68
Expected return on plan assets	(3,397)	(3,233)	-	-
Amortization of prior service cost	236	197	13	13
Amortization of unrecognized net loss (gain)	1,049	628	(50)	(111)
Net periodic benefit cost (income)	$2,571	$1,677	$76	$(33)

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2011	2010	2011	2010

Service cost	$3,447	$2,828	$64	$46
Interest cost	5,920	5,793	173	176
Expected return on plan assets	(6,801)	(6,376)	-	-
Amortization of prior service cost	473	393	25	26
Amortization of unrecognized net loss (gain)	1,958	1,856	(111)	(146)
Net periodic benefit cost	$4,997	$4,494	$151	$102

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to make contributions of $6.4 million to its pension plans in 2011. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2011. As of June 30, 2011, the Company had made contributions of $0.1 million to its pension plans and $0.1 million to its postretirement plan.  The Company presently anticipates making additional contributions of $0.4 million to its postretirement plan during the remainder of 2011.  The Company anticipates making an additional contribution of $8.0 million to its pension plans which is not due until September 2012, but can be paid early.  As of June 30, 2011 no election has been made for the payment date.

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

On December 5, 2008, U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the U.S. Court of Appeals for the Fifth Circuit class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark, ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, Lufkin reviewed the plaintiffs’ submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the District Court Lufkin continued to have significant differences regarding legal issues that materially impacted the plaintiffs’ requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. Lufkin and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during the first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, Lufkin recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in the fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the Fifth Circuit. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified Lufkin that it had entered a final judgment related to Lufkin’s ongoing class-action lawsuit.  On January 15, 2010, the plaintiffs filed a notice of appeal with the Fifth Circuit of the District Court’s final judgment.  On January 21, 2010, Lufkin filed a notice of cross-appeal with the same court.

On January 15, 2010, in its final judgment, the Court ordered Lufkin to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. Lufkin had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs were required to submit this request within 14 days of the final judgment. On January 21, 2010, Lufkin filed a motion with the District Court to stay the payment of damages referenced in the District Court’s final judgment pending the outcome of the Fifth Circuit’s decision on both parties’ appeals.  The District Court granted this motion to stay.

On January 29, 2010, the plaintiffs filed a motion with the U.S. District Court for the Eastern District of Texas for a supplemental award of $0.7 million for attorney fees, costs and expenses incurred between January 1, 2009 and January 15, 2010, as allowed in the final judgment. In the fourth quarter of 2009, Lufkin recorded a provision of $1.0 million for these legal expenses and accrual adjustments for the final judgment award of damages.  On September 28, 2010, the District Court granted plaintiffs’ motion for supplemental attorney fees, costs and expenses in the amount of $0.7 million for the period of January 1, 2009 through January 15, 2010.  In order to cover these costs, Lufkin recorded an additional provision of $1.0 million in September 2010 for anticipated costs through the end of 2010.

On February 2, 2011 the Fifth Circuit accepted the oral arguments from the plaintiffs and Lufkin on their respective appeals to the Court.

On July 7, 2011, in light of the United States Supreme Court’s decision in Wal-Mart Stores, Inc. v. Dukes, Lufkin moved to file supplemental briefs in the pending Fifth Circuit appeal to address two legal principles essential to plaintiffs’ theory of liability, which Lufkin believes are now foreclosed by the Supreme Court’s Wal-Mart decision.  Plaintiffs filed an opposition to the motion.  On July 14, 2011, the Fifth Circuit denied Lufkin’s motion.  In light of the significant change in law announced by the Supreme Court in the Wal-Mart decision, Lufkin is considering the merits of a petition for certiorari to the United States Supreme Court.  At this time, however, Lufkin cannot predict when the Fifth Circuit may issue a final opinion subject to Supreme Court review.

Intellectual Property Matter

In 2009, Lufkin Industries, Inc. (“Lufkin”) brought suit in a Texas state court against the former owners of a business acquired by Lufkin in order to protect certain of Lufkin’s intellectual property rights. The acquired company was the first acquisition by Lufkin that began what is today known as Lufkin Automation. The former owners responded by counter suit against Lufkin as well as its outside counsel, Andrews Kurth LLP (“AK”), claiming that Lufkin had acquired title to their inventions improperly. The case was removed from the Texas state court to a U.S. District Court in Midland, Texas  in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for Lufkin disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

As a defendant, AK independently elected to appeal to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case.  Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court.  The plaintiffs have filed motions to dismiss these appeals, which have been briefed, but not yet ruled on.   In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case.  The Texas state court set the case for trial over defendants’ objections.   The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeal.  Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction and have appealed the injunction to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit).  In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.  Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court.    Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential exposure from this litigation, which Lufkin intends to defend vigorously.

Other Matters

An industrial accident involving a vendor who was injured while performing work on Company property resulted in the vendor filing suit against the Company.  The vendor alleged that he was injured as a result of the equipment he was provided. The Company defended its position on the basis that the vendor provided a Hold Harmless Agreement and that the vendor’s certificate of general liability insurance named the Company as an additional insured.  A mediation between the parties and the insurance representative resulted in a settlement of the case within policy limits.  During the quarter ended June 30, 2011, the Company maintained a reserve up to the deductible amount of $1.0 million.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$18,451	$10,591	$30,851	$16,583

Other comprehensive income, before tax:

Foreign currency translation adjustments	989	(3,856)	3,674	(4,957)

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	236	197	473	393
Amortization of unrecognized net loss included in net periodic benefit cost	1,049	628	1,958	1,856
Net (loss) gain arising during period	(3,565)	3,634	(3,565)	3,634

Total defined benefit pension plans	(2,280)	4,459	(1,134)	5,883

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	13	25	26
Amortization of unrecognized net gain included in net periodic benefit cost	(50)	(111)	(111)	(146)
Net (loss) gain arising during period	(245)	1,942	(245)	1,942

Total defined benefit postretirement plans	(282)	1,844	(331)	1,822

Total other comprehensive (loss) income, before tax	(1,573)	2,447	2,209	2,748

Income tax benefit (expense) related to items of other comprehensive income	948	(2,332)	542	(2,851)

Total other comprehensive (loss) income, net of tax	(625)	115	2,751	(103)

Total comprehensive income	$17,826	$10,706	$33,602	$16,480

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2010	$5,077	$(43,372)	$1,649	$(36,646)

Current-period change	3,674	(714)	(209)	2,751

Balance, June 30, 2011	$8,751	$(44,086)	$1,440	$(33,895)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2011 and 2010, are illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding for basic EPS	30,462,593	29,929,176	30,419,040	29,871,425
Effect of dilutive securities: employee stock options	447,537	321,226	440,716	299,778
Adjusted weighted average common shares outstanding for diluted EPS	30,910,130	30,250,402	30,859,756	30,171,203

Weighted options to purchase a total of 92,049 and 87,000 shares of the Company’s common stock for the three months ended June 30, 2011 and 2010, respectively, and 79,677 and 86,575 shares of the Company’s common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

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

The following table is a summary of the stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based compensation expense	$2,001	$1,145	$2,873	$1,924
Tax benefit	(740)	(424)	(1,063)	(712)
Stock-based compensation expense, net of tax	$1,261	$721	$1,810	$1,212

The fair value of each option grant during the first six months of 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

	2011	2010

Expected dividend yield	.60% - .80%	1.25% - 1.60%
Expected stock price volatility	40.5% - 57.9%	51.3% - 57.0%
Risk free interest rate	.28% - 2.39%	1.37% - 2.96%
Expected life options	2 - 5 years	3 - 6 years
Weighted-average fair value per share at grant date	$27.36	$27.79

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

A summary of stock option activity under the plans during the six months ended June 30, 2011, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2011	1,321,637	$33.26
Granted	139,000	73.97
Exercised	(161,264)	26.62
Forfeited or expired	(7,750)	38.54
Outstanding at June 30, 2011	1,291,623	$38.44	7.7	$61,493
Exercisable at June 30, 2011	465,949	$33.28	6.8	$24,586

As of June 30, 2011, there was $7.2 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of stock options exercised in the first six months of 2011 was $8.2 million.

16. Uncertain Tax Positions

As of December 31, 2010, the Company had approximately $1.8 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of June 30, 2011, the Company had approximately $2.0 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2011	$1,838

Gross increases- current year tax positions	181
Gross increases- tax positions from prior periods	2
Gross decreases- tax positions from prior periods	(12)
Settlements	-

Balance at June 30, 2011	$2,009

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $0.6 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.2 million accrued for interest and penalties at December 31, 2010.  Negligible interest and penalties were recognized during the three and six months ended June 30, 2011.

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

Three Months Ended June 30, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$180,736	$51,051	$-	$231,787
Inter-segment sales	(1,814)	(3,213)	-	(5,027)
Net sales	$178,922	$47,838	$-	$226,760

Operating income	$24,931	$4,086	$-	$29,017
Other (expense) income, net	(177)	33	(44)	(188)
Earnings (loss) from continuing operations before income tax provision	$24,754	$4,119	$(44)	$28,829

Three Months Ended June 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$114,896	$39,549	$-	$154,445
Inter-segment sales	(632)	(966)	-	(1,598)
Net sales	$114,264	$38,583	$-	$152,847

Operating income	$15,431	$1,596	$-	$17,027
Other (expense) income, net	(516)	20	35	(461)
Earnings from continuing operations before income tax provision	$14,915	$1,616	$35	$16,566

Six Months Ended June 30, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$335,919	$93,669	$-	$429,588
Inter-segment sales	(3,275)	(5,157)	-	(8,432)
Net sales	$332,644	$88,512	$-	$421,156

Operating income	$42,125	$6,345	$-	$48,470
Other (expense) income, net	(137)	22	(150)	(265)
Earnings (loss) from continuing operations before income tax provision	$41,988	$6,367	$(150)	$48,205

Six Months Ended June 30, 2010

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$205,097	$77,417	$-	$282,514
Inter-segment sales	(913)	(1,632)	-	(2,545)
Net sales	$204,184	$75,785	$-	$279,969

Operating income	$22,461	$3,861	$-	$26,322
Other (expense) income, net	(402)	54	(38)	(386)
Earnings (loss) from continuing operations before income tax provision	$22,059	$3,915	$(38)	$25,936

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

Beginning in 2010 and continuing in 2011, increased oil drilling by exploration and production companies in North America, due to increases in oil prices, has led to higher demand for artificial lift products.  North American oil-directed rig counts have continued to rise in traditional markets, such as the Permian Basin.  Additionally, increased horizontal drilling in unconventional basins, such as the Bakken, Niobrara and Eagle Ford, has also been a driver of demand growth, especially for larger pumping units.  Delays in well completions in these unconventional basins have reduced as frac crew capacity has increased, causing artificial lift demand to begin to follow the trends seen in the oil-directed rig count numbers since early 2010.

The Company is well positioned to meet this higher demand because of increased capacity from acquisitions and capital expansions in recent years. While the Company has made recent small price increases in anticipation of raw material cost inflation, competitive pressures on pricing remain strong.

During the second quarter of 2011, flooding in the Bakken disrupted drilling activities causing delays in new bookings as current equipment inventories were not consumed as planned by the Company’s customers.  Also, labor unrest in Argentina caused delays in new bookings and shipments.  Additionally, improvements in efficiency and utilization of recent hires in the U.S. Oil Field and Power Transmission plants did not occur as rapidly as expected which negatively impacted cost of sales.

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

Overall, sales for the three months ended June 30, 2011 increased to $226.8 million from $152.8 million for the three months ended June 30, 2010, or 48.4%. This increase was primarily driven by higher sales of oil field products and services in the North American market.

Gross margin for the three months ended June 30, 2011 increased slightly to 25.3% from 24.4% for the three months ended June 30, 2010. This gross margin increase was primarily related to a favorable product mix in the Power Transmission segment. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $28.3 million during the second quarter of 2011 from $20.3 million during the second quarter of 2010. This increase was primarily related to international expansion efforts, new product development, higher legal expenses, increased international commissions on higher sales volumes and startup costs from the Romanian expansion. However, as a percentage of sales, selling, general and administrative expenses decreased to 12.5% for the three months ended June 30, 2011, from 13.3% for the three months ended June 30, 2010.

The Company reported net earnings from continuing operations of $18.5 million, or $0.60 per share (diluted), for the three months ended June 30, 2011, compared to net earnings from continuing operations of $10.6 million, or $0.35 per share (diluted), for the three months ended June 30, 2010.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 0.0% as of June 30, 2011, and 0.0% at December 31, 2010. Cash balances at June 30, 2011 were $65.6 million, down from $88.6 million at December 31, 2010.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Sales
Oil Field	$178,922	$114,264	$64,658	56.6
Power Transmission	47,838	38,583	9,255	24.0
Total	$226,760	$152,847	$73,913	48.4

Gross Profit
Oil Field	$43,485	$27,466	$16,019	58.3
Power Transmission	13,880	9,874	4,006	40.6
Total	$57,365	$37,340	$20,025	53.6

Oil Field

Oil Field sales increased to $178.9 million, or 56.6%, for the three months ended June 30, 2011, from $114.3 million for the three months ended June 30, 2010. New pumping unit sales for the second quarter of 2011 were $98.3 million, up $37.7 million, or 62.3%, compared to $60.6 million during second quarter 2010, primarily from higher North American demand.  For second quarter of 2011, pumping unit service sales of $32.0 million were up $6.3 million, or 24.6%, compared to $25.7 million during the second quarter of 2010.  Automation sales of $32.4 million during second quarter 2011 were up $13.4 million, or 70.5%, compared to $19.0 million during the second quarter 2010. Sales from Lufkin ILS of $8.7 million during the second quarter of 2011 were up $2.5 million, or 41.0%, compared to $6.2 million in the second quarter of 2010.  Commercial casting sales of $6.2 million during the second quarter of 2011 were up $3.4 million, or 118.5%, compared to $2.9 million during the second quarter of 2010.  Oil Field’s backlog increased to $195.3 million as of June 30, 2011 from $178.9 million as of March 31, 2011 and $131.4 million at December 31, 2010. This increase was caused primarily by higher orders for new pumping units as North American customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for Oil Field increased slightly to 24.3% for the three months ended June 30, 2011, compared to 24.0% for the three months ended June 30, 2010.

Direct selling, general and administrative expenses for Oil Field increased to $11.8 million, or 50.0%, for the three months ended June 30, 2011, from $7.9 million for the three months ended June 30, 2010. This increase was due to expanded international sales and support offices, higher commissions from international sales, and increased legal costs. However, direct selling, general and administrative expenses as a percentage of sales decreased slightly to 6.6% for the three months ended June 30, 2011, from 6.9% for the three months ended June 30, 2010.

Power Transmission

Sales for Power Transmission increased to $47.8 million, or 24.0%, for the three months ended June 30, 2011, compared to $38.6 million for the three months ended June 30, 2010. New unit sales of $34.6 million during the second quarter of 2011 were up $9.0 million, or 35.0%, compared to $25.7 million during the second quarter of 2010. Repair and service sales of $11.8 million were flat during the second quarter of 2011 as compared to the second quarter of 2010.  Sales from Lufkin RMT increased to $1.4 million during the second quarter of 2011, up $0.3 million, or 26.1%, as compared to $1.1 million in the second quarter of 2010.  Power Transmission backlog at June 30, 2011 increased to $125.3 million from $122.8 million at March 31, 2011 and from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

Gross margin (gross profit as a percentage of sales) for Power Transmission increased to 29.0% for the three months ended June 30, 2011, compared to 25.6% for the three months ended June 30, 2010, or 3.4 percentage points. This gross margin increase was primarily related to a more favorable product mix of new equipment.

Direct selling, general and administrative expenses for Power Transmission increased to $7.7 million, or 19.5%, for the three months ended June 30, 2011, from $6.5 million for the three months ended June 30, 2010. This increase was primarily to support higher anticipated sales volumes in 2011. However, direct selling, general and administrative expenses as a percentage of sales decreased to 16.2% for the three months ended June 30, 2011, from 16.8% for the three months ended June 30, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $8.8 million for the three months ended June 30, 2011, an increase of $2.9 million or 49.2%, from $5.9 million for the three months ended June 30, 2010, primarily due to higher legal costs and insurance claims.

Interest income, interest expense and other income and expense for the three months ended June 30, 2011 decreased to $0.2 million of expense compared to $0.5 million of expense for the three months ended June 30, 2010, from lower interest expense and improved currency exchange.

The net tax rate for each of the three months ended June 30, 2011 and June 30, 2010 was 36.0%.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Sales
Oil Field	$332,644	$204,184	$128,460	62.9
Power Transmission	88,512	75,785	12,727	16.8
Total	$421,156	$279,969	$141,187	50.4

Gross Profit
Oil Field	$78,438	$45,939	$32,499	70.7
Power Transmission	25,119	20,024	5,095	25.4
Total	$103,557	$65,963	$37,594	57.0

Oil Field

Oil Field sales increased to $332.6 million, or 62.9%, for the six months ended June 30, 2011, from $204.2 million for the six months ended June 30, 2010. New pumping unit sales for the six months ended June 30, of 2011 were $179.0 million, up $72.6 million, or 68.2%, compared to $106.4 million for the six months ended June 30, 2010, primarily from higher North American demand.  For the six months ended June 30, 2011, pumping unit service sales of $60.6 million were up $13.4 million, or 28.5%, compared to $47.1 million for the six months ended June 30, 2010.  Automation sales of $63.8 million for the six months ended June 30, 2011 were up $30.1 million, or 89.5%, compared to $33.7 million for the six months ended June 30, 2010. Sales from Lufkin ILS of $16.0 million for the six months ended June 30, 2011 were up $4.4 million, or 38.0%, compared to $11.6 million for the six months ended June 30, 2010.  Commercial casting sales of $10.6 million for the six months ended June 30, 2011 were up $5.2 million, or 97.5%, compared to $5.4 million for the six months ended June 30, 2010.  Oil Field’s backlog increased to $195.3 million as of June 30, 2011, from $131.4 million at December 31, 2010. This increase was caused primarily by higher orders for new pumping units as North American customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for Oil Field increased to 23.6% for the six months ended June 30, 2011, compared to 22.5% for the six months ended June 30, 2010, or 1.1 percentage points. This gross margin increase was primarily related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oil Field increased to $23.8 million, or 55.8%, for the six months ended June 30, 2011, from $15.3 million for the six months ended June 30, 2010. This increase was due to expanded international sales and support offices, higher commissions from international sales, and increased legal costs. However, direct selling, general and administrative expenses as a percentage of sales decreased to 7.2% for the six months ended June 30, 2011, from 7.5% for the six months ended June 30, 2010.

Power Transmission

Sales for Power Transmission increased to $88.5 million, or 16.8%, for the six months ended June 30, 2011, compared to $75.8 million for the six months ended June 30, 2010. New unit sales of $61.2 million for the six months ended June 30, 2011 were up $11.1 million, or 22.1%, compared to $50.1 million for the six months ended June 30, 2010. Repair and service sales of $24.8 million for the six month ended June 30, 2011 were up $1.3 million, or 5.7%, compared to $23.4 million for the six months ended June 30, 2010.  Lufkin RMT sales of $2.5 million during the six months ended June 30, 2011 were up $0.3 million, or 15.1%, as compared to $2.2 million for the six months ended June 30, 2010.  Power Transmission backlog at June 30, 2011, increased to $125.3 million from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

Gross margin for Power Transmission increased to 28.4% for the six months ended June 30, 2011, compared to 26.4% for the six months ended June 30, 2010, or 2.0 percentage points. This gross margin increase was primarily related to the favorable impact of higher production on fixed cost absorption, and a more favorable product mix of new equipment.

Direct selling, general and administrative expenses for Power Transmission increased to $15.0 million, or 19.1%, for the six months ended June 30, 2011, from $12.6 million for the six months ended June 30, 2010. This increase was primarily to support higher anticipated sales volumes in 2011. Direct selling, general and administrative expenses as a percentage of sales increased to 16.9% for the six months ended June 30, 2011, from 16.6% for the six months ended June 30, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $16.3 million for the six months ended June 30, 2011, an increase of $4.5 million or 38.4%, from $11.8 million for the six months ended June 30, 2010, primarily due to higher legal costs and insurance claims.

Interest income, interest expense and other income and expense for the six months ended June 30, 2011 decreased to $0.3 million of expense compared to $0.4 million of expense for the six months ended June 30, 2010, from higher investment income, lower long-term interest expense and improved currency exchange rates.

The net tax rate for each of the six months ended June 30, 2011 and June 30, 2010 was 36.0%.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreement will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2011, and the foreseeable future.

The Company’s cash balance totaled $65.6 million at June 30, 2011, compared to $88.6 million at December 31, 2010. For the six months ended June 30, 2011, net cash provided by operating activities was $27.8 million, net cash used in investing activities totaled $50.4 million and net cash used in financing activities amounted to $0.9 million. Significant components of cash provided by operating activities for the six months ended June 30, 2011 included net earnings from continuing operations, adjusted for non-cash expenses, of $49.5 million partially offset by an increase in working capital of $21.7 million. Higher receivables and inventory from increased sales volumes were partially offset by higher accounts payable balances.

Net cash used in investing activities for the six months ended June 30, 2011 included net capital expenditures totaling $48.9 million. Capital expenditures in the first six months of 2011 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2011 are projected to be in the $100 to $125 million range, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional geographic and product line expansion opportunities that could require significant capital spending or acquisition funding over several years. These additional expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash used in financing activities for the six months ended June 30, 2011 included dividend payments of $7.6 million or $0.25 per share, partially offset by stock option proceeds of $4.3 million.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of June 30, 2011, no debt was outstanding under the Bank Facility and the Company was in compliance with all financial covenants under the terms of the Bank Facility. Deducting outstanding letters of credit of $12.4 million, $67.6 million of borrowing capacity was available under the Bank Facility at June 30, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity in the 10-K and in the footnotes in the 10-Q.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under this amendment will be retrospectively applied.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. The Company performs impairment tests on the carrying value of goodwill at least annually and whenever events or changes in circumstances indicate the carrying value of goodwill may be greater than fair value, such as significant underperformance relative to historical or projected operating results and significant negative industry or economic trends. The Company’s fair value is primarily determined using discounted cash flows, which requires management to make judgments about future operating results, working capital requirements and capital spending levels. Changes in cash flow assumptions or other factors which negatively impact the fair value of the operations would influence the evaluation and may result in a determination that goodwill is impaired and a corresponding impairment charge.

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

The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but ranges from one year to five years. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of each period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

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

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “will,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. Undue reliance should not be placed on forward-looking statements. These risks and uncertainties include, but are not limited to:

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

●	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments;
●	the impact of severe weather conditions on the Company's operations or the operations of the Company's customers and suppliers; and
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

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times.  If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and the Company’s financial condition could be adversely affected.

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of June 30, 2011, this inter-company debt was comprised of a $0.3 million payable and a $4.8 million payable from the French and Canadian subsidiaries, respectively. As of June 30, 2011, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.3 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.3 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2011, if the U.S. dollar strengthened or weakened by 10% over these currencies, the net income impact would be a negligible amount.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of material legal proceedings, please refer to both Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed with the SEC on March 1, 2011) and Part I, Item 1, Note 12. “Legal Proceedings” of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, the factors discussed in Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

Date:August 8, 2011

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