Form 10-Q
period 2011-09-30
LUFKIN INDUSTRIES INC
filed 2011-11-08
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ___No   X

There were 30,467,045 shares of Common Stock, $1.00 par value per share, outstanding as of November 4, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	September 30,	December 31,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$39,620	$88,592
Receivables, net	162,786	127,298
Income tax receivable	4,202	3,547
Inventories	151,343	116,874
Deferred income tax assets	4,715	3,554
Other current assets	6,006	4,696
Current assets from discontinued operations	-	636
Total current assets	368,672	345,197

Property, plant and equipment, net	266,204	203,717
Goodwill, net	66,172	53,011
Other assets, net	21,142	19,153
Total assets	$722,190	$621,078

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$47,811	$26,972
Accrued liabilities:
Payroll and benefits	15,416	16,446
Warranty expenses	4,642	3,620
Taxes payable	14,742	6,763
Other	33,940	30,548
Current liabilities from discontinued operations	-	228
Total current liabilities	116,551	84,577

Long-term debt	20,000	-
Deferred income tax liabilities	11,576	11,953
Postretirement benefits	7,028	6,453
Other liabilities	39,892	32,098
Long-term liabilities from discontinued operations	-	37

Shareholders' equity:

Common stock, $1.00 par value per share; 150,000,000 shares authorized; 32,290,481 and 32,132,817 shares issued , respectively	32,291	32,133
Capital in excess par	84,918	74,811
Retained earnings	484,571	450,714
Treasury stock, 1,824,336 and 1,828,336 shares, respectively, at cost	(34,902)	(35,052)
Accumulated other comprehensive loss	(39,735)	(36,646)
Total shareholders' equity	527,143	485,960
Total liabilities and shareholders' equity	$722,190	$621,078

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$231,714	$172,138	$652,870	$452,107

Cost of sales	177,824	128,823	495,422	342,828

Gross profit	53,890	43,315	157,448	109,279

Selling, general and administrative expenses	25,404	22,514	80,492	62,155
Acquisition expenses	4,521		4,521
Litigation reserve		1,000		1,000

Operating income	23,965	19,801	72,435	46,124

Interest income	28	18	89	48
Interest expense	(229)	(189)	(461)	(460)
Other income (expense), net	51	107	(43)	(39)

Earnings from continuing operations before income tax provision and discontinued operations	23,815	19,737	72,020	45,673

Income tax provision	9,390	7,105	26,744	16,442

Earnings from continuing operations before discontinued operations	14,425	12,632	45,276	29,231

Earnings (loss) from discontinued operations, net of tax	-	5	-	(12)

Net earnings	$14,425	$12,637	$45,276	$29,219

Net earnings per share:

Basic	$0.47	$0.42	$1.49	$0.98

Diluted	$0.47	$0.42	$1.47	$0.97

Dividends per share	$0.125	$0.125	$0.375	$0.375

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$45,276	$29,219
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	17,347	15,538
Provision for (recovery of) losses on receivables	123	(58)
LIFO expense	5,087	357
Deferred income tax benefit	(1,200)	(1,057)
Excess tax benefit from share-based compensation	(2,461)	(785)
Share-based compensation expense	2,987	2,406
Pension expense	6,990	5,895
Postretirement obligation	625	305
Loss (gain) on disposition of property, plant and equipment	828	(266)
Loss from discontinued operations	-	12
Changes in:
Receivables, net	(34,440)	(24,044)
Income tax receivable	(231)	1,243
Inventories	(38,929)	(17,291)
Other current assets	(398)	38
Accounts payable	20,348	10,699
Accrued liabilities	13,165	10,000
Net cash provided by operating activities	35,117	32,211

Cash flows from investing activities:
Additions to property, plant and equipment	(79,592)	(44,406)
Proceeds from disposition of property, plant and equipment	897	476
Decrease in other assets	355	63
Acquisition of other companies	(20,482)	(1,842)
Net cash used in investing activities	(98,822)	(45,709)

Cash flows from financing activities:
Proceeds from long-term debt	20,000
Payments of notes payable	-	(1,013)
Dividends paid	(11,419)	(11,231)
Excess tax benefit from share-based compensation	2,461	785
Proceeds from exercise of stock options	4,305	5,503
Net cash provided by (used in) financing activities	15,347	(5,956)

Effect of translation on cash and cash equivalents	(614)	75

Net decrease in cash and cash equivalents	(48,972)	(19,379)

Cash and cash equivalents at beginning of period	88,592	100,858

Cash and cash equivalents at end of period	$39,620	$81,479

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the footnotes included in this Quarterly Report on Form 10-Q.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under ASU 2011-05 will be retrospectively applied.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted.  The requirements under this amendment, once adopted, will be applied prospectively.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Acquisitions
On March 1, 2009, the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second installment, plus interest to date, was paid on March 1, 2011; and the third installment, plus interest to date, is payable on March 1, 2012.  These hold back payments are not contingent upon any subsequent events.  At September 30, 2011, the liabilities for this hold back payment was included in the accrued liabilities section of the Company’s condensed consolidated balance sheet.

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

The PHL preliminary purchase price allocation, which is based on relevant facts and circumstances and discussions with an independent third-party consultant, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuation for PHL, which was required to be completed by October 2011, did not result in material changes to the preliminary allocations.

On September 1, 2011, the Company completed the acquisition of Pentagon Optimization Services, Inc. (“Pentagon”), a Canadian corporation based in Red Deer, Alberta, Canada.  Pentagon, a diversified well optimization company serving the oil and gas industry, provides a wide range of products and services, including plunger lift systems and well engineering and testing.  The addition of the proprietary “Angel” pump, which can pump both liquid and gas simultaneously without gas locking, will upgrade the Company’s product portfolio and provide a cost effective method to produce pressure-depleted gas wells.

The Pentagon acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$18,982
Royalty consideration	2,381

Total consideration paid	$21,363

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $14.5 million, was recorded as goodwill in the Company’s condensed consolidated balance sheet as of September 30, 2011. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$21,363

Receivables	1,756
Inventories	1,124
Other current assets	7
Property, plant and equipment	669
Intangible assets	3,891
Accounts payable	(562)
Other short-term accrued liabilities	(60)

Goodwill recorded	$14,538

In connection with the acquisition, the Company also entered into a royalty agreement with the former owners of Pentagon.  The agreement is for a ten year period, beginning October 1, 2011, and is payable at a rate of 10%.  Royalties are payable quarterly and are based on Angel pump product revenues.  The fair value of these royalties, which are based on estimates, are included in the purchase price consideration.  Any changes in this estimate will impact earnings in future periods.

Revenues and earnings to date for the Pentagon and PHL acquisitions are not material.  Pro forma schedules have not been included as the impact on the prior and current periods presented is not material.

The Pentagon preliminary purchase price allocation, which is based on relevant facts and circumstances and discussions with an independent third-party consultant, is subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuation for Pentagon, which is required to be completed by September 2012, is not expected to result in material changes to the preliminary allocations.

4. Discontinued Operations
During the second quarter of 2008, the Company’s Trailer segment was classified as a discontinued operation.  During 2010, the Company sold certain tooling, equipment and spare parts, which were originally part of the Trailer segment, for scrap.  Earnings from these sales have been included within the condensed consolidated statement of earnings for the fiscal year ended December 31, 2010 as earnings from discontinued operations.  In addition, in 2010 certain assets and liabilities were classified as discontinued operations.  There are no discontinued operations to report for the three and nine months ended September 30, 2011.

5. Receivables
The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30,	December 31,
	2011	2010

Accounts receivable	$162,546	$126,671
Notes receivable	80	139
Other receivables	473	748
Gross receivables	163,099	127,558
Allowance for doubtful accounts receivable	(313)	(260)
Net receivables	$162,786	$127,298

Bad debt expense related to receivables for the three months ended September 30, 2010 was $0.1 million.  Bad debt expense related to receivables for the nine months ended September 30, 2011 was $0.1 million.  Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million for the nine months ended September 30, 2010.

6. Inventories
Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30,	December 31,
	2011	2010
Gross inventories @ FIFO:
Finished goods	$8,958	$7,757
Work in progress	35,266	26,680
Raw materials & component parts	127,491	99,440
Maintenance, tooling & supplies	16,057	14,156
Total gross inventories @ FIFO	187,772	148,033
Less reserves:
LIFO	33,864	28,776
Valuation	2,565	2,383
Total inventories as reported	$151,343	$116,874

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $107.6 million and $80.9 million at September 30, 2011 and December 31, 2010, respectively.

7. Property, Plant & Equipment
The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	September 30,	December 31,
	2011	2010

Land	$19,880	$19,775
Land improvements	10,322	10,449
Buildings	158,380	106,199
Machinery and equipment	302,322	289,579
Furniture and fixtures	6,833	6,839
Computer equipment and software	32,517	23,407
Total property, plant and equipment	530,254	456,248
Less accumulated depreciation	(264,050)	(252,531)
Total property, plant and equipment, net	$266,204	$203,717

Depreciation expense related to property, plant and equipment was $5.5 million and $4.9 million for the three months ended September 30, 2011 and 2010, respectively, and was $15.8 million and $14.2 million for the nine months ended September 30, 2011 and 2010, respectively.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2011, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of 12/31/10	$45,862	$7,149	$53,011

Goodwill acquired during the period	14,538		14,538
Foreign currency translation	(1,380)	3	(1,377)
Balance as of 9/30/11	$59,020	$7,152	$66,172

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

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets were recorded in connection with business combinations.  The components of these intangible assets are as follows (in thousands of dollars):
				Weighted
	September 30, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,945	$928	$2,017	6.1
Customer relationships and contracts	18,679	3,619	15,060	11.6
	$21,624	$4,547	$17,077	8.4

				Weighted
	December 31, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$619	$1,931	6.3
Customer relationships and contracts	15,183	2,375	12,808	10.0
	$17,733	$2,994	$14,739	7.0

Amortization expense of intangible assets was approximately $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and was $1.6 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Expected amortization for the remainder of the fiscal year ending December 31, 2011 is $0.5 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/12	$2,263
For the year ended 12/31/13	2,236
For the year ended 12/31/14	2,085
For the year ended 12/31/15	2,048
For the year ended 12/31/16	1,977
Thereafter	$6,021

9. Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30,	December 31,
	2011	2010

Customer prepayments	$12,177	$11,999
Litigation reserves	6,493	6,493
Deferred compensation & benefit plans	6,605	6,548
Accrued hold back & royalty consideration	2,202	2,132
Other accrued liabilities	6,463	3,376
Total other current accrued liabilities	$33,940	$30,548

10. Debt
The following is a summary of the Company’s outstanding debt balances (in thousands of dollars):

	September 30,	December 31,
	2011	2010

Long-term debt	$20,000	$-

The Company has a three-year credit facility with a domestic bank (the "Bank Facility") consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company's option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interban Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2011, $20.0 million was outstanding under the Bank Facility, and the Company was in compliance with all financial covenants. Deducting outstanding letters of credit of $12.6 million, and the $20.0 million draw, $47.4 million of borrowing capacity was available under the Bank Facility at September 30, 2011. At September 30, 2011, the Company believes that the carrying amount of debt obligations approximates its fair value.

11. Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan, which are currently funded by trusts established under the plan, are measured by length of service, compensation and other factors. Funding of retirement costs for this plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended. In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Company also provides a Supplemental Executive Retirement Plan that credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pension plans are included in "Other current accrued liabilities" and “Other liabilities” in the Condensed Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. Employees may contribute up to an additional 18% (in 1% increments), which is not subject to match by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee match required. All obligations of the Company are funded through September 30, 2011. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company's and each individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant's compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company's and each participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $1.2 million and $1.0 million in the three months ended September 30, 2011 and 2010, respectively, and $3.4 million and $2.8 million in the nine months ended September 30, 2011 and 2010, respectively. The liability for the non-qualified deferred defined contribution plan is included in "Other current accrued liabilities" in the Condensed Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2011	2010	2011	2010

Service cost	$1,723	$1,414	$32	$23
Interest cost	2,959	2,896	87	88
Expected return on plan assets	(3,400)	(3,188)	-	-
Amortization of prior service cost	236	196	13	13
Amortization of unrecognized net loss (gain)	979	928	(56)	(73)
Net periodic benefit cost	$2,497	$2,246	$76	$51

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2011	2010	2011	2010

Service cost	$5,168	$4,242	$96	$69
Interest cost	8,878	8,689	260	263
Expected return on plan assets	(10,199)	(9,564)	-	-
Amortization of prior service cost	709	589	38	38
Amortization of unrecognized net loss (gain)	2,936	2,784	(167)	(218)
Net periodic benefit cost	$7,492	$6,740	$227	$152

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to make contributions of $6.4 million to its pension plans in 2011. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2011. As of September 30, 2011, the Company had made contributions of $0.2 million to its pension plans and $0.2 million to its postretirement plan.  The Company presently anticipates making additional contributions of $0.1 million to its postretirement plan during the remainder of 2011.  The Company anticipates making an additional contribution of $8.0 million to its pension plans which is not due until September 2012, but can be paid early.  As of September 30, 2011 no election has been made for the payment date.

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

On December 5, 2008, U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the U.S. Court of Appeals for the Fifth Circuit class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing, Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, Lufkin reviewed the plaintiffs’ submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the District Court Lufkin continued to have significant differences regarding legal issues that materially impacted the plaintiffs’ requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. Lufkin and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during the first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, Lufkin recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in the fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the Fifth Circuit. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified Lufkin that it had entered a final judgment related to Lufkin’s ongoing class-action lawsuit.  On January 15, 2010, the plaintiffs filed a notice of appeal with the Fifth Circuit of the District Court’s final judgment.  On January 21, 2010, Lufkin filed a notice of cross-appeal with the same court.

On January 15, 2010, in its final judgment, the Court ordered Lufkin to pay the plaintiffs $3.3 million in damages, $2.2 million in pre-judgment interest and 0.41% interest for any post-judgment interest. Lufkin had previously estimated the total liability for damages and interest to be approximately $5.2 million. The Court also ordered the plaintiffs to submit a request for legal fees and expenses from January 1, 2009 through the date of the final judgment. The plaintiffs were required to submit this request within 14 days of the final judgment. On January 21, 2010, Lufkin filed a motion with the District Court to stay the payment of damages referenced in the District Court's final judgment pending the outcome of the Fifth Circuit's decision on both parties' appeals. The District Court granted this motion to stay.

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

On August 8, 2011, the Fifth Circuit issued a final opinion on all appeals before the Court.  Lufkin filed a petition for certiorari to the United States Supreme Court on September 16, 2011.  The provision recorded as of September 30, 2011 represents the Company’s best estimate, and the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position.

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

As a defendant, AK independently elected to appeal to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case.  Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court.  The plaintiffs have filed motions to dismiss these appeals, which have been briefed, but not yet ruled on.   In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case.  The Texas state court set the case for trial over defendants’ objections.   The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeal.  Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction and have appealed the injunction to the U.S. Circuit Court of Appeals (and provisionally to the Fifth Circuit).  In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.  Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court.    Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously.  The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s financial position.

Other Matters

An industrial accident involving a vendor who was injured while performing work on Company property resulted in the vendor filing suit against the Company.  The vendor alleged that he was injured as a result of the equipment he was provided. The Company defended its position on the basis that the vendor provided a Hold Harmless Agreement and that the vendor’s certificate of general liability insurance named the Company as an additional insured.  A mediation between the parties and the insurance representative resulted in a settlement of the case within policy limits.  On August 9, 2011, the District Court entered a final order dismissing the suit.

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

13. Comprehensive Income
Comprehensive income includes net income and changes in the components of accumulated other comprehensive income during the periods presented.  The Company’s comprehensive income is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$14,425	$12,637	$45,276	$29,219

Other comprehensive income, before tax:

Foreign currency translation adjustments	(6,578)	4,029	(2,904)	(928)

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	236	196	709	589
Amortization of unrecognized net loss included in net periodic benefit cost	979	928	2,936	2,784
Net (loss) gain arising during period	-	-	(3,565)	3,634

Total defined benefit pension plans	1,215	1,124	80	7,007

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	13	38	38
Amortization of unrecognized net gain included in net periodic benefit cost	(56)	(73)	(167)	(218)
Net (loss) gain arising during period	-	-	(245)	1,942

Total defined benefit postretirement plans	(43)	(60)	(374)	1,762

Total other comprehensive (loss) income, before tax	(5,406)	5,093	(3,198)	7,841

Income tax (expense) benefit related to items of other comprehensive income	(433)	(394)	109	(3,245)

Total other comprehensive (loss) income, net of tax	(5,839)	4,699	(3,089)	4,596

Total comprehensive income	$8,586	$17,336	$42,187	$33,815

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2010	$5,077	$(43,372)	$1,649	$(36,646)

Current-period change	(2,904)	51	(236)	(3,089)

Balance, September 30, 2011	$2,173	$(43,321)	$1,413	$(39,735)

14. Net Earnings Per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2011 and 2010, are illustrated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding for basic EPS	30,465,765	29,990,262	30,434,786	29,911,473
Effect of dilutive securities: employee stock options	367,159	300,125	417,753	301,365
Adjusted weighted average common shares outstanding for diluted EPS	30,832,924	30,290,387	30,852,539	30,212,838

Weighted options to purchase a total of 139,000 and 87,000 shares of the Company's common stock for the three months ended September 30, 2011 and 2010, respectively, and 99,668 and 93, 546 shares of the Company's common stock for the nine months ended September 30, 2011 and 2010 respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

15. Stock Compensation Plans
The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation, such as restricted stock, but none have been granted to date. Options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.

The following table is a summary of the stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock-based compensation expense	$115	$482	$2,987	$2,406
Tax benefit	(43)	(178)	(1,105)	(890)
Stock-based compensation expense, net of tax	$72	$304	$1,882	$1,516

The fair value of each option grant during the first nine months of 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

	2011	2010

Expected dividend yield	.60% - .80%	1.25% - 1.60%
Expected stock price volatility	40.5% - 57.9%	51.3% - 57.0%
Risk free interest rate	.28% - 2.39%	1.37% - 2.96%
Expected life options	2 - 5 years	3 - 6 years
Weighted-average fair value per share at grant date	$27.41	$27.79

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

A summary of stock option activity under the plans during the nine months ended September 30, 2011, is presented below:
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2011	1,321,637	$33.26
Granted	139,000	73.97
Exercised	(161,664)	26.63
Forfeited or expired	(58,625)	38.16
Outstanding at September 30, 2011	1,240,348	$38.44	7.7	$21,180
Exercisable at September 30, 2011	468,049	$33.31	6.5	$10,391

As of September 30, 2011, there was $6.4 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of stock options exercised in the first nine months of 2011 was $8.3 million.

16. Uncertain Tax Positions

As of December 31, 2010, the Company had approximately $1.8 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of September 30, 2011, the Company had approximately $2.6 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

(Thousands of dollars)

Balance at January 1, 2011	$1,838

Gross increases- current year tax positions	763
Gross increases- tax positions from prior periods	109
Gross decreases- tax positions from prior periods	(108)

Balance at September 30, 2011	$2,602

The Company has unrecongnized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The unrecongnized tax benefits relate to tax credits and other various deductions. The Company estimates the change to be approximately $1.0 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.2 million accrued for interest and penalties at December 31, 2010.  Negligible interest and penalties were accrued during the three and nine months ended September 30, 2011.

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

Three Months Ended September 30, 2011
		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$184,857	$51,555	$-	$236,412
Inter-segment sales	(1,352)	(3,346)	-	(4,698)
Net sales	$183,505	$48,209	$-	$231,714

Operating income	$21,011	$2,954	$-	$23,965
Other (expense) income, net	(11)	21	(160)	(150)
Earnings (loss) from continuing operations before income tax provision	$21,000	$2,975	$(160)	$23,815

Three Months Ended September 30, 2010
		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$130,015	$43,399	$-	$173,414
Inter-segment sales	(528)	(748)	-	(1,276)
Net sales	$129,487	$42,651	$-	$172,138

Operating income (loss)	$17,826	$2,975	$(1,000)	$19,801
Other income (expense), net	88	(34)	(118)	(64)
Earnings (loss) from continuing operations before income tax provision	$17,914	$2,941	$(1,118)	$19,737

Nine Months Ended September 30, 2011
		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$520,776	$145,224	$-	$666,000
Inter-segment sales	(4,627)	(8,503)	-	(13,130)
Net sales	$516,149	$136,721	$-	$652,870

Operating income	$63,136	$9,299	$-	$72,435
Other (expense) income, net	(148)	43	(310)	(415)
Earnings (loss) from continuing operations before income tax provision	$62,988	$9,342	$(310)	$72,020

Nine Months Ended September 30, 2010
		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$335,113	$120,815	$-	$455,928
Inter-segment sales	(1,441)	(2,380)	-	(3,821)
Net sales	$333,672	$118,435	$-	$452,107

Operating income (loss)	$40,288	$6,836	$(1,000)	$46,124
Other (expense) income, net	(315)	20	(156)	(451)
Earnings (loss) from continuing operations before income tax provision	$39,973	$6,856	$(1,156)	$45,673

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

In support of its strategy, the Company has made capital investments in the Oil Field segment to increase manufacturing capacity and capabilities in its two main manufacturing facilities in Lufkin, Texas and Argentina. These investments have reduced production lead times, improved quality and reduced manufacturing costs. Investments also continue to be made to expand the Company’s presence in automation products and international service and to expand product offerings through acquisition and research and development R&D. In July 2010, the Company announced its intention to construct a new multi-purpose manufacturing and aftermarket facility in Ploiesti Romania to support market expansion efforts in the Eastern Hemisphere. This facility is being designed with the objective of manufacturing products for both the Company’s Oil Field and Power Transmission segments, with an initial focus on oil field products. This facility, which is being built on an 82 acre site, will have an estimated aggregate gross cost of $126 million. When completed in 2012, the facility will initially employ just over 300 employees. The government of Romania, through the Ministry of Public Finance, has agreed to provide the Company with economic development incentives and financial assistance of 28 million Euros towards the construction costs, which account for approximately 30% of the total cost of the plant.  On September 1, 2011, the Company purchased Pentagon Optimization Services, Inc. (“Pentagon”) located in Red Deer, Alberta, Canada, which assembles and services gas and plunger lift equipment for the oil and gas industry in Canada.  Also, on September 6, 2011 the Company announced the intent to acquire all of the assets of Quinn’s Oilfield Supply Ltd., including certain affiliates (“Quinn’s”).  Quinn’s, which is located in Red Deer, Alberta, Canada, is one of the largest reciprocating rod pump manufacturers in North America and, through its acquisition of GrenCo Industries in June 2010, also manufactures and distributes progressive cavity pumps (“PCPs”) and related equipment.  The proposed acquisition of Quinn’s for $303.0 million, is expected to close during the fourth quarter of 2011. This additional expenditure will require funding through the use of a new credit facility, which is still under negotiation.

In the Power Transmission segment, the Company is also making targeted capital investments in the United States and France to expand capacity, reduce manufacturing lead times and reduce cost. Additional investments are being made to develop new product lines through R&D. The Company intends to focus future capital investments for Oil Field and Power Transmission on international geographic expansion of manufacturing and service centers.

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

Beginning in 2010 and continuing in 2011, increased oil drilling by exploration and production companies in North America, due to increases in oil prices, has led to higher demand for artificial lift products.  North American oil-directed rig counts have continued to rise in traditional markets, such as the Permian Basin.  Additionally, increased horizontal drilling in unconventional basins such as the Bakken, Niobrara, and Eagle Ford, have also been a driver of demand growth, especially for larger pumping units.  Delays in well completions in these unconventional basins have reduced as frac crew capacity has increased, causing artificial lift demand to begin to follow the trends seen in the oil-directed rig count numbers since early 2010.  Rig counts remained strong even as oil prices decreased late in the third quarter.

The Company is well positioned to meet this higher demand because of increased capacity from acquisitions and capital expansions in recent years. While the Company has made recent small price increases in anticipation of raw material cost inflation, competitive pressures on pricing remain strong.

During the third quarter of 2011, the Company experienced continued delays in shipments due to execution problems. The Lufkin plant experienced increased machine downtime due to the extreme heat during the late summer months, while labor unrest in Argentina created additional delays in new bookings and slowed shipments.  Revenues and gross profit were impacted by these occurrences and inefficiencies in operations further decreased the bottom line.

While the oil market is cyclical, the Company continues to believe that there are long-term positive growth trends for artificial lift equipment, and as existing fields mature, the market will require an increased use of artificial lift, especially in the South American, European, Russian and Middle Eastern markets. For this reason, the Company began constructing a new multi-purpose manufacturing and aftermarket facility in Romania to support these markets. The new facility will be operational in 2012 and will cost approximately $90 million net after Romanian government economic incentives.  The Company is also expanding through strategic acquisitions such as Quinn’s and Pentagon.  The Pentagon acquisition will improve the existing plunger lift product portfolio as well as provide entry into the well optimization engineering and testing services market.  This acquisition is expected to facilitate entry into the Canadian market.  With the proposed acquisition of Quinn’s, the Company is anticipating integration of Lufkin’s surface beam pump unit with Quinn’s downhole rod pump furthering the portfolio of products that will allow better optimization of the rod lift system.

Power Transmission

Power Transmission services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and slow-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of drivers. Generally, if global industrial capacity utilizations are not high, new equipment spending lags. Also impacting demand are government regulations involving safety and environmental issues that can require capital spending. Recent market demand increases have come from energy-related markets such as liquefied natural gas, petrochemical, drilling, and power generation in response to higher global energy prices.  During the third quarter of 2011, Power Transmission experienced delays in shipments due to operational inefficiencies.  These inefficiencies resulted in significantly lower than expected revenues and gross profit for the third quarter of 2011.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings, as well as debt/equity levels, short-term debt levels and cash balances.

Overall, sales for the three months ended September 30, 2011 increased to $231.7 million from $172.1 million for the three months ended September 30, 2010, or 34.6%. This increase was primarily driven by higher sales of oil field products and services in the North American market.

Gross margin for the three months ended September 30, 2011 decreased to 23.3% from 25.2% for the three months ended September 30, 2010. This gross margin decrease was primarily related to operational inefficiencies in both the Power Transmission and Oil Field segments. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $25.4 million during the third quarter of 2011 from $22.6 million during the third quarter of 2010. This increase was primarily related to international expansion efforts, new product development, higher legal expenses, increased international commissions on higher sales volumes and startup costs from the Romanian expansion. However, as a percentage of sales, selling, general and administrative expenses decreased to 11.0% for the three months ended September 30, 2011, from 13.7% for the three months ended September 30, 2010.

The Company reported net earnings from continuing operations of $14.4 million, or $0.47 per share (diluted), for the three months ended September 30, 2011, compared to net earnings from continuing operations of $12.6 million, or $0.42 per share (diluted), for the three months ended September 30, 2010.

Debt/equity (long-term debt net of current portion as a percentage of total equity) levels were 3.8% as of September 30, 2011, and 0.0% at December 31, 2010. Cash balances at September 30, 2011 were $39.6 million, down from $88.6 million at December 31, 2010.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	September 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Sales
Oil Field	$183,505	$129,487	$54,018	41.7
Power Transmission	48,209	42,651	5,558	13.0
Total	$231,714	$172,138	$59,576	34.6

Gross Profit
Oil Field	$41,607	$31,608	$9,999	31.6
Power Transmission	12,283	11,707	576	4.9
Total	$53,890	$43,315	$10,575	24.4

Oil Field

Oil Field sales increased to $183.5 million, or 41.7%, for the three months ended September 30, 2011, from $129.5 million for the three months ended September 30, 2010. New pumping unit sales for the third quarter of 2011 were $100.3 million, up $30.4 million, or 43.5%, compared to $69.9 million during third quarter 2010, primarily from higher North American demand.  For third quarter of 2011, pumping unit service sales of $34.3 million were up $6.6 million, or 23.9%, compared to $27.7 million during the third quarter of 2010.  Automation sales of $34.3 million during third quarter 2011 were up $11.3 million, or 49.0%, compared to $23.0 million during the third quarter 2010. Sales from gas and plunger lift equipment of $9.2 million during the third quarter of 2011 were up $3.1 million, or 49.8%, compared to $6.1 million in the third quarter of 2010.  Commercial casting sales of $5.5 million during the third quarter of 2011 were up $2.7 million, or 45.6%, compared to $2.8 million during the third quarter of 2010.  Oil Field’s backlog decreased to $166.7 million as of September 30, 2011 from $195.3 million as of June 30, 2011 and increased compared to $131.4 million at December 31, 2010. The decrease was due to lower orders in the North American market.

Gross margin (gross profit as a percentage of sales) for Oil Field decreased to 22.7% for three months ended September 30, 2011, compared to 24.4% for the three months ended September 30, 2010.  Higher LIFO expense contributed to half of the decrease while the remaining decrease is attributable to operational inefficiencies.

Direct selling, general and administrative expenses for Oil Field increased to $10.7 million, or 16.3%, for the three months ended September 30, 2011, from $9.2 million for the three months ended September 30, 2010. This increase was due to expanded international sales and support offices and higher commissions from international sales. Direct selling, general and administrative expenses as a percentage of sales decreased to 5.8% for the three months ended September 30, 2011, from 7.1% for the three months ended September 30, 2010.

Power Transmission

Power Transmission sales increased to $48.2 million, or 13.0%, for the three months ended September 30, 2011, compared to $42.7 million for the three months ended September 30, 2010. New unit sales of $35.5 million during the third quarter of 2011 were up $5.1 million, or 16.5%, compared to $30.4 million during the third quarter of 2010. Repair and service sales of $11.2 million were up $0.2 million, or 2.1%, during the third quarter of 2011 as compared to $11.0 million during the third quarter of 2010.  Sales from Lufkin RMT increased to $1.5 million, up $0.3 million, or 23.7%, as compared to $1.2 million in the third quarter of 2010.  Power Transmission backlog at September 30, 2011, decreased slightly to $123.2 million from $125.3 million at June 30, 2011, but increased compared to $103.1 million at December 31, 2010.

Gross margin for Power Transmission decreased to 25.5% for the three months ended September 30, 2011, compared to 27.4% for the three months ended September 30, 2010, or 1.9%. This gross margin decrease was primarily related to operational inefficiencies.

Direct selling, general and administrative expenses for Power Transmission increased to $7.7 million, or 14.2%, for the three months ended September 30, 2011, from $6.7 million for the three months ended September 30, 2010. This increase was primarily to support higher sales volumes in 2011. However, direct selling, general and administrative expenses as a percentage of sales remained flat at 15.9% for the three months ended September 30, 2011, compared to 15.8% for the three months ended September 30, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $7.0 million for the three months ended September 30, 2011, an increase of $0.4 million, or 6.0%, from $6.6 million for the three months ended September 30, 2010, primarily due to higher employee related expenses.

Interest income, interest expense and other income and expense for the three months ended September 30, 2011 remained at $0.1 million of expense, unchanged from the three months ended September 30, 2010.

The net tax rate for each of the three months ended September 30, 2011 and 2010 was 39.0% and 36.0%, respectively.  The 3.0% increase in the tax rate for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is due to discrete items related to acquisition cost.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended
	September 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Sales
Oil Field	$516,149	$333,672	$182,477	54.7
Power Transmission	136,721	118,435	18,286	15.4
Total	$652,870	$452,107	$200,763	44.4

Gross Profit
Oil Field	$120,046	$77,548	$42,498	54.8
Power Transmission	37,402	31,731	5,671	17.9
Total	$157,448	$109,279	$48,169	44.1

Oil Field

Oil Field sales increased to $516.1 million, or 54.7%, for the nine months ended September 30, 2011, from $333.7 million for the nine months ended September 30, 2010. New pumping unit sales for the nine months ended September 30, 2011 were $282.0 million, up $105.6 million, or 59.9%, compared to $176.3 million during the nine months ended September 30, 2010, primarily from higher North American demand.  For the nine months ended September 30, 2011, pumping unit service sales of $94.9 million were up $20.1 million, or 26.8%, compared to $74.8 million during the nine months ended September 30, 2010.  Automation sales of $98.1 million during the nine months ended September 30, 2011 were up $41.4 million, or 73.1%, compared to $56.7 million during the nine months ended September 30, 2010. Sales from gas and plunger lift equipment of $25.2 million during the nine months ended September 30, 2011 were up $7.4 million, or 42.1%, compared to $17.8 million in the nine months ended September 30, 2010.  Commercial casting sales of $16.1 million during the nine months ended September 30, 2011 were up $7.9 million, or 96.9%, compared to $8.2 million during the nine months ended September 30, 2010.  Oil Field’s backlog increased to $166.7 million as of September 30, 2011, from $131.4 million at December 31, 2010. This increase was caused primarily by higher orders for new pumping units as North American customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for Oil Field increased slightly to 23.3% for nine months ended September 30, 2011, compared to 23.2% for the nine months ended September 30, 2010, or 0.1 percentage points.

Direct selling, general and administrative expenses for Oil Field increased to $34.5 million, or 40.8%, for the nine months ended September 30, 2011, from $24.5 million for the nine months ended September 30, 2010. This increase was due to expanded international sales and support offices, higher commissions from international sales, and increased legal costs.  Direct selling, general and administrative expenses as a percentage of sales decreased to 6.7% for the nine months ended September 30, 2011, from 7.3% for the nine months ended September 30, 2010.

Power Transmission

Power Transmission sales increased to $136.7 million, or 15.4%, for the nine months ended September 30, 2011, compared to $118.4 million for the nine months ended September 30, 2010. New unit sales of $96.7 million during the nine months ended September 30, 2011 were up $16.1 million, or 20.0%, compared to $80.6 million during the nine months ended September 30, 2010. Repair and service sales of $36.0 million during the nine months ended September 30, 2011 were up $1.6 million, or 4.5%, compared to $34.4 million during the nine months ended September 30, 2010.  Lufkin RMT sales of $4.1 million during the nine months ended September 30, 2011 were up $0.6 million, or 18.2%, as compared to $3.5 million in the nine months ended September 30, 2010.  Power Transmission backlog at September 30, 2011 increased to $123.2 million from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

Gross margin for Power Transmission increased to 27.4% for the nine months ended September 30, 2011, compared to 26.8% for the nine months ended September 30, 2010, or 0.6 percentage points. This gross margin increase was primarily related to the favorable impact of higher production on fixed cost absorption, and a more favorable product mix of new equipment.

Direct selling, general and administrative expenses for Power Transmission increased to $22.6 million, or 17.4%, for the nine months ended September 30, 2011, from $19.3 million for the nine months ended September 30, 2010. This increase was primarily to support higher anticipated sales volumes in 2011. In addition, direct selling, general and administrative expenses as a percentage of sales increased to 16.6% for the nine months ended September 30, 2011, from 16.3% for the nine months ended September 30, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $23.4 million for the nine months ended September 30, 2011, an increase of $5.0 million, or 27.2%, from $18.4 million for the nine months ended September 30, 2010, primarily due to higher employee related expenses, legal costs and insurance claims.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2011 decreased to $0.4 million of expense compared to $0.5 million of expense for the nine months ended September 30, 2010.

The net tax rate for each of the nine months ended September 30, 2011 and 2010 was 37.0% and 36.0%, respectively.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company is currently negotiating a revised credit facility for the planned acquisition of Quinn’s which along with its cash flows from operations it expects will be sufficient to fund its operations, including capital expenditures, dividend payments, and stock repurchases, through December 31, 2011, and the foreseeable future.

The Company’s cash balance totaled $39.6 million at September 30, 2011, compared to $88.6 million at December 31, 2010. For the nine months ended September 30, 2011, net cash provided by operating activities was $35.1 million, net cash used in investing activities totaled $98.8 million and net cash provided by financing activities amounted to $15.3 million. Significant components of cash used by operating activities for the nine months ended September 30, 2011 included net earnings from continuing operations, adjusted for non-cash expenses, of $75.6 million and a decrease in working capital of $40.5 million. Higher receivables and inventory from increased sales volumes were partially offset by higher accounts payable and accrued liability balances.

Net cash used in investing activities for the nine months ended September 30, 2011 included net capital expenditures totaling $79.6 million and $19.0 million for the acquisition of Pentagon. Capital expenditures in the first nine months of 2011 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2011 are projected to be in the $95 to $100 million range, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company has announced its proposed acquisition of Quinn’s for $303.0 million, which is expected to close during the fourth quarter of 2011. This additional expenditure will require funding through the use of a new credit facility, which is still under negotiation.

Significant components of net cash provided by financing activities for the nine months ended September 30, 2011 included proceeds from the revolver of $20.0 million and dividend payments of $11.4 million, or $0.375 per share.

The Company has a three-year credit facility with a domestic bank (the “Bank Facility”) consisting of an unsecured revolving line of credit that provides up to $80.0 million of aggregate borrowing. The Bank Facility expires on December 31, 2013. Borrowings under the Bank Facility bear interest, at the Company’s option, at either the greater of (i) the prime rate, (ii) the base CD rate plus an applicable margin or (iii) the Federal Funds Effective Rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin, depending on certain ratios as defined in the Bank Facility. As of September 30, 2011, $20.0 million was outstanding under the Bank Facility, and the Company was in compliance with all financial covenants. Deducting outstanding letters of credit of $12.6 million, and the $20.0 million draw, $47.4 million of borrowing capacity was available under the Bank Facility at September 30, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the footnotes to the financial statements included in this Quarterly Report on Form 10-Q.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under ASU 2011-05 will be retrospectively applied.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted.  The requirements under this amendment, once adopted, will be applied prospectively.

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

●	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments;
●	the impact of severe weather conditions on the Company’s operations or the operations of the Company’s customers and suppliers; and
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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices.  The Company drew on its line of credit under its Bank Facility, and has exposure to interest rate fluctuations since the interest rate is variable.   If interest rates were to increase by 1.0%, interest expense would increase by $0.2 million and cash flow would decrease by $0.2 million.  In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round, bearings and aluminum have continued to experience price increases, price volatility and longer lead times.  If the Company is unable to pass future raw material price increases on to its customers, the Company’s margins, results of operations, cash flow and financial condition could be adversely affected.

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of September 30, 2011, this inter-company debt was comprised of a $0.2 million receivable and a $2.4 million payable from France and Canada, respectively. As of September 30, 2011, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense, and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2011, if the U.S. dollar strengthened by 10% over this currency, the impact would be $0.1 million of expense, and if the U.S. dollar weakened by 10% over this currency, the net income impact would be $0.1 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of material legal proceedings, please refer to both Part I, Item 3. “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed with the SEC on March 1, 2011) and Part I, Item 1, Note 12. “Legal Proceedings” of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, the factors discussed in Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6.  Exhibits.

Exhibit Number	Description

***3.1
Fourth Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on February 17, 2004 (SEC File No. 333-112890)).

***3.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

***3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 8, 2011

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

***3.2	Articles of Amendment to Fourth Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 10, 1999 (File No. 0-02612)).

***3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference