Form 10-K
period 2011-12-31
LUFKIN INDUSTRIES INC
filed 2012-02-27
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______________________  to  ______________________

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

Common Stock, Par Value $1.00 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes ☒  No

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

K 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2011, was $2,621,577,357.

There were 30,699,229 shares of Common Stock, $1.00 par value per share, outstanding as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

K 2

PART I

Item 1.  Business

Lufkin Industries, Inc. (“the Company”) is a global supplier of artificial lift products, technology, services and solutions, including automated control equipment and analytical products for artificial lift equipment, to the oil and gas industry.  In addition, the Company designs, manufactures and services power transmission products for use in energy infrastructure and industrial applications.  Since being founded in 1902, the Company has expanded its product portfolio through in-house research and development as well as through acquisitions of businesses with complementary product lines and technologies.  Through this evolution, the Company has become a global supplier to the oil and gas industry, with offices and facilities in more than a dozen countries and decades of experience in oilfields around the world.  The Company’s most important asset is its reputation with its customers, which is based on the reliability of its products and the enhanced efficiency those products bring to its customer's operations. The combination of high performance products and experienced personnel has allowed the Company to expand its customer base and its geographical footprint.

Growth in oil and gas production requires both the successful drilling of new wells and improved recovery from existing wells.  Artificial lift is a production process used in oil wells and, to a lesser extent, natural gas wells to supplement a reservoir’s natural pressure in order to bring more hydrocarbons to the surface.  Most wells that are initially free-flowing will eventually require artificial lift as they mature due to a natural decline in reservoir pressure over time.  In the case of unconventional oil and gas reservoirs, that decline typically occurs more rapidly than it does in conventional reservoirs.  As global demand for energy has increased, and readily accessible oil and natural gas reserves have declined, producers have increasingly focused on enhanced recovery from existing fields to boost production by extending the life of reserves.  The Company’s goal is to become the preferred source for artificial lift solutions.

Growing economies are creating the need for large-scale energy infrastructure projects such as refineries and power plants.  These energy infrastructure projects require a variety of products capable of high performance under extreme operating conditions.  The Company designs, manufactures and services custom gearboxes that perform under such conditions in both energy infrastructure and industrial applications.  The Company believes that its reputation for engineering skill and reliability in its Power Transmission segment, as well as its global presence, will allow it to continue to grow its business as demand for energy infrastructure projects increases around the world.

The Company’s business is comprised of two operating segments: Oilfield and Power Transmission.

Oilfield

The Oilfield segment manufactures and services artificial lift products, including reciprocating rod, gas, plunger and hydraulic lift equipment, progressive cavity pumps, or PCPs, and related well-site products.  The Company is a leading supplier to the oil and gas industry of beam pumping units for rod lift applications.  The Company’s iconic pumping units are among the most recognized in the industry and have a reputation for quality and reliability.  Approximately 76% of North American operators have used the Company's products in their operations. There has been a resurgence in rod lift unit sales in recent years as a result of the increased development of oil and liquids-rich plays in the United States, such as the Bakken and Eagle Ford Shale formations, as well as more mature fields in the Permian Basin and California.  According to Spears & Associates (“Spears”), rod lift sales represented approximately 29% of the total artificial lift market in 2011 compared to approximately 20% in 2010, and grew more than any other artificial lift technology. In addition, according to Spears, in 2012 the artificial lift market is expected to have a higher growth rate than the oilfield services and equipment market as a whole.

Building on the Company’s decades-long success with rod lift equipment, the Company has recently pursued a strategy of expanding its artificial lift products and services portfolio and the geographic scope of its Oilfield segment through a series of strategic acquisitions.  Since the beginning of 2009, the Company has acquired:

●	International Lift Systems, L.L.C., a manufacturer of gas lift, plunger lift and completion equipment;

●	the hydraulic rod pumping unit business of Petro Hydraulic Lift Systems, LLC;

●	Pentagon Optimization Services, Inc., or Pentagon, a diversified Canadian well optimization company that assembles and services plunger lift equipment; and

●	the reciprocating down-hole pump and PCP business of Quinn’s Oilfield Supply Ltd., or Quinn’s.

These acquisitions have furthered the Company’s strategy of expanding its artificial lift product portfolio while simultaneously extending its sales and service networks.

The Company also designs, manufactures, installs and services automated control equipment and analytical products for artificial lift equipment. These products, referred to as “automation solutions,”  help lower production costs and optimize well efficiency for its customers. The Company’s automation solutions offerings are enhanced by the use of SCADA, which provides the critical communication link among its products.  The data acquisition and communication capabilities of SCADA permit the analysis of well production data in real time, which in turn enables the Company’s product solutions to optimize well performance.

K 3

The Company expects that in the next several years automation will allow for the dynamic optimization of well efficiency through the collection of real time, down-hole well data, the analysis of that data by surface automation systems, and the automatic adjustment of operating parameters based on that data to more efficiently produce a reservoir.  Going forward, the Company’s objective is to develop the industry’s leading automation solutions across all artificial lift technologies. To help accomplish this objective, the Company has completed or announced the following acquisitions since January 1, 2012:

●	Datac Instrumentation Limited, or Datac, a provider of technology that enables artificial lift equipment to transmit and receive performance data as well as remote terminal unit technology;

●	RealFlex Technologies Limited, or Realflex, a provider of real-time server software packages for process control systems; and

●
Zenith Oilfield Technology Limited, or Zenith, a leading provider of down-hole monitoring, data gathering and control systems for artificial lift applications, including real time optimization and control systems for PCPs and electric submersible pumps, or ESPs, as well as artificial lift completion systems for ESPs.

The Company expects these acquisitions will accelerate its automation solutions strategy and provide its products and services with industry-leading technological capabilities.  These capabilities are expected to include the collection and evaluation of down-hole well performance data in real time.  With this data, the Company anticipates that its automation solutions will be able to dynamically manage artificial lift equipment to achieve optimal performance.

The Company’s automation solutions are expected to be capable of interfacing with artificial lift technologies, including ESPs, manufactured by any of the major artificial lift equipment vendors.   The Company believes that this vendor-neutral, integrated approach to automation is unique and will allow it to develop a relationship with customers who have traditionally relied on other vendors for their artificial lift needs. The Company also believes, however, that its automation solutions will continue to be more reliable and perform at optimal levels when used in combination with the Company’s own products, and the Company intends to leverage its automation solutions to enhance sales of its artificial lift equipment.

Products:
The Oilfield segment manufactures and services artificial lift products, including reciprocating rod lift, commonly referred to as pumping units, gas lift, plunger lift, and PCP equipment, and related products.
Pumping Units- Five basic types of pumping units are manufactured: an air-balanced unit; a beam-balanced unit; a crank-balanced unit, a Mark II Unitorque unit; and a hydraulic unit.  The basic differences between the five types relate to the counterbalancing system.  The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required.  The Company manufactures numerous sizes and combinations of Lufkin Oilfield pumping units within the five basic types. In addition, the Company manufactures and services down-hole reciprocating pumps that work with the surface equipment to bring liquids from the reservoir to the surface.
Pumping Unit Service- Through a network of service centers, the Company transports and repairs pumping units. The service centers also refurbish used pumping units.
Automation- The Company designs, manufactures, installs and services computer control equipment and analytical services for artificial lift equipment that lower production costs and optimize well efficiency.
Gas Lift/Plunger Lift- The Company designs, manufactures, installs and services gas lift and plunger lift equipment.
Progressing Cavity Pumps- The Company designs, manufactures, installs and services progressing cavity pump equipment.
Foundry Castings- As part of the Company’s vertical integration strategy, the Oilfield segment operates an iron foundry to produce castings for new pumping units. In order to maximize utilization of this facility, castings for third parties are also produced.

Raw Materials & Labor:
Oilfield purchases a variety of raw materials in manufacturing its products. The principal raw materials are structural and plate steel, round alloy steel and iron castings, which are purchased from both its own foundry and third-party foundries. Casting costs are subject to change, as a result of changes in raw material prices on scrap iron and pig iron in addition to changes in natural gas and electricity prices. Due to the many configurations of its products and thus sizes of raw material used, Oilfield does not enter into long-term contracts for raw materials but generally does not experience shortages of raw materials. During the period of 2009 through 2010, Oilfield did not experience any significant material shortages. During 2011, the Company experienced periodic shortages of castings as new third-party suppliers were not able to increase production at the rate required. By the end of 2011, these suppliers had been able to increase production levels to meet the Company’s requirements. Raw material prices in North America have remained relatively stable over the last several years. However, the Company has experienced significant inflation in raw materials in Argentina as a result of local economic issues. Raw material prices may continue to increase and availability may decrease with little notice.

K 4

The nature of the products manufactured and serviced by Oilfield generally requires skilled labor. Oilfield’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Oilfield’s ability to maintain production levels. The current labor contract expires in October 2014. Also, the Company has experienced significant wage inflation and occasional work stoppages in its Argentina plant due to local economic issues.

Markets:
Demand for artificial lift equipment primarily depends on the level of new onshore oil well and workover drilling activity as well as the depth and fluid conditions of that drilling. Drilling activity is driven by the available cash flow of the Company’s customers as well as their long-term perceptions of the level and stability of the price of oil. The higher energy prices experienced since 2010 have increased the demand for artificial lift equipment and related service and products from higher drilling activity. As the global economy began to recover in 2010 and oil prices and drilling activity rose, demand levels increased to near 2008 levels. This trend is expected to continue in 2012, with higher drilling activity and lower surplus equipment inventory driving demand for new artificial lift equipment. Longer-term, the demand for artificial lift equipment is also expected to continue to increase in international markets. While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of artificial lift, especially in the South American, Russian and Middle Eastern markets.

Competition:
The primary global competitor for artificial lift equipment is Weatherford International, but Chinese manufacturers of artificial lift equipment are also present in the market. Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment.  There are also various other manufacturers of certain types of artificial lift equipment, such as Dover and Robbins & Myers. While the Company believes that it is one of the larger manufacturers of artificial lift equipment in the world, manufacturers of other types of equipment like electric submersible pumps have a significant share of the total artificial lift market. While Weatherford International is the Company’s single largest competitor in the service market, small independent operators provide significant competitive pressures.

Because of the competitive nature of the business and the relative age of many of the product designs, price, delivery time, product quality and customer service are important factors in winning orders. To this end, the Company maintains strategic levels of inventories in order to ensure delivery times and invests in new capital equipment to maintain quality and price levels.

Power Transmission

The Company’s Power Transmission segment designs, manufactures and services custom engineered speed increasing and reducing gearboxes  for energy infrastructure and industrial applications.   Speed increasers convert lower speed and higher torque input to higher speed and lower torque output, while speed reducers convert higher speed and lower torque input to lower speed and higher torque output.  The Company’s high speed or turbo gears are used in petrochemical production, refining, offshore oil production, oil and gas transmission, natural gas liquefaction and electrical power generation.  The Company is one of the only producers of high horsepower, high speed gearboxes for these demanding applications.  The Company’s low speed industrial gears are used in metals processing, tire and rubber production, sugar processing, marine propulsion and mining.  The Company believes that its gear products in both high speed and low speed applications benefit from an excellent reputation for quality and reliability.

As in its Oilfield segment, the Company has recently expanded the product offerings in its Power Transmission segment.  In July 2009, the Company acquired Rotating Machinery Technology, Inc., or RMT, a leader in the turbo-machinery industry specializing in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high speed turbo equipment such as compressors and gearboxes.

Financial information by industry segment and geographic area is incorporated herein by reference to Note 15 – “Business Segment Information” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this annual report on Form 10-K.

The Company employed approximately 4,000 people at December 31, 2011, including approximately 2,500 people that were paid on an hourly basis.  Certain of the Company’s operations are subject to a union contract that expires in October 2014.

No customer represented over 10% of consolidated company sales as of December 31, 2011 or December 31, 2010.  An Oilfield customer and its related subsidiaries represented 11.0% of consolidated company sales in 2009.

K 5

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
Lufkin RMT- Through this acquisition in 2009, the Company now participates in the turbo-machinery industry, specializing in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo equipment operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation.

Raw Materials & Labor:
Power Transmission purchases a variety of raw materials in manufacturing its products. The principal raw materials are steel plate, round alloy steel, iron castings and steel forgings. Due to the customized nature of its products, Power Transmission generally does not enter into long-term contracts for raw materials. Though raw material shortages are infrequent, lead times can be long due to the custom nature of many of its orders. Raw material prices are not expected to decline significantly in the short-term and may continue to increase with little notice. Raw material and component part shortages are not expected in the short-term.

The nature of the products manufactured and serviced by Power Transmission generally requires skilled labor. Power Transmission’s ability to increase capacity could be limited by its ability to hire and train qualified personnel. Also, the main U.S. manufacturing facilities are unionized, so any labor disruption could have a significant impact on Power Transmission’s ability to maintain production levels. The current labor contract expires in October 2014.

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

K 6

Federal Regulation and Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations, including those related to air emissions, wastewater discharges, the handling of solid and hazardous wastes and occupational safety and health.  Environmental laws have, in recent years, become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties.  While the Company is not currently aware of any situation involving an environmental claim that would likely have a material effect on its business, it is always possible that an environmental claim with respect to one or more of the Company’s current businesses or a business or property that one of its predecessors owned or used could arise that could have a material adverse effect. The Company’s operations have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad. However, the Company does not anticipate the future costs of environmental compliance will have a material adverse effect on its business, financial results or results of operations.

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

K 7

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

The Oilfield segment is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies.  This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices.  Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond the Company’s control, including:

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

The Company uses large amounts of steel and iron in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Steel and iron prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Since most of the Company’s suppliers are not currently parties to long-term contracts with it, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round and bearings have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

Interruption in the Company’s supply of raw materials could adversely affect its results of operations.

The Company relies on various suppliers to supply the components utilized to manufacture its products.  The availability of the raw materials is not only a function of the availability of steel and iron, but also the alloy materials that are utilized by the Company’s suppliers. To date, shortages have not caused a material disruption in availability or in the Company’s manufacturing operations.  However, material disruptions may occur in the future.  Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect the Company’s working capital position.  The loss of any of the Company’s suppliers or their inability to meet its price, quality, quantity and delivery requirements could have an adverse effect on the Company’s business and results of operations.

K 8

The Company’s customers’ industries are undergoing continuing consolidation that may impact its results of operations.

Some of the Company’s largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of the Company’s other primary customers, which may lead to decreased demand for the Company’s products and services. The Company cannot assure you that it will be able to maintain its level of sales to any customer that has consolidated or replace that revenue with increased business activities with other customers. As a result, this consolidation activity could have a significant negative impact on the Company’s results of operations or financial condition. The Company is unable to predict what effect consolidations may have on prices, capital spending by its customers, its selling strategies, its competitive position, its ability to retain customers or its ability to negotiate favorable agreements.

The inherent dangers and complexity of the Company’s products and services could subject it to substantial liability claims that may not be covered by its insurance and that could adversely affect its results of operations.

The products that the Company manufactures and the services that it provides are complex, and the failure of its equipment to operate properly or to meet specifications may greatly increase its customers’ costs.  In addition, many of these products are used in inherently hazardous industries, such as the oil and gas drilling and production industry where an accident or product failure can cause personal injury or loss of life, damage to property, equipment, or the environment, regulatory investigations and penalties and the suspension of the end-user’s operations.   If the Company’s products or services fail to meet specifications or are involved in accidents or failures, the Company could face warranty, contract, or other litigation claims for which it may be held responsible and its reputation for providing quality products may suffer.

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

Any future damages deemed to be caused by the Company’s products or services that are assessed against it and that are not covered by its insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on the Company’s results of operations and financial condition.  Litigation and claims for which the Company is not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims.

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

Labor disputes or the expiration of the Company’s current labor contract could have a material adverse effect on its business.

The Company’s main U.S. manufacturing facilities are unionized, and the current labor contract with respect to those facilities will expire in October 2014.  The Company cannot assure that disputes, work stoppages or strikes will not arise in the future.  In addition, when the existing collective bargaining agreement expires, the Company cannot assure that it will be able to reach a new agreement with its employees or that any new agreement will be on substantially similar terms as the existing agreement.   Future disputes with and labor concessions to the Company’s employees could have a material adverse effect upon its results of operations and financial position.

K 9

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

While the Company owns numerous facilities domestically and internationally, its primary manufacturing facilities, located in and around Lufkin, Texas account for a significant percentage of its manufacturing output.  An unexpected disruption in the Company’s production at these facilities or in its management information systems for any length of time would have an adverse effect on its business, financial condition and results of operations.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

The Company performs an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, the Company assesses goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company relies on discounted cash flow analysis, which requires significant judgments and estimates about the Company’s future operations, to develop its estimates of fair value. If these projected cash flows change materially, the Company may be required to record impairment losses relative to goodwill or indefinite lived intangibles which could be material to its results of operations in any particular reporting period.

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

The Company has operations in certain international areas, including parts of the Middle East and South America, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies.  The Company’s operations may be restricted or prohibited in any country in which these risks occur.  In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact the Company’s results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of the Company’s ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of the Company’s access to markets for periods of time.

K 10

The Company is subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other laws and regulations governing its operations. If the Company fails to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect its business, financial condition and results of operations.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Given the industries in which the Company participates, the Company operates in parts of the world that have experienced governmental corruption to some degree, and in which strict compliance with anti-bribery laws may conflict with local customs and practices. The Company’s training and compliance program cannot protect it from reckless or criminal acts committed by its employees or agents. Violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on its results of operations, financial condition, and cash flows.

The Company is also subject to other laws and regulations governing its operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, and customs requirements, which the Company refers to collectively as “Trade Control laws.”  Trade Control laws are complex and constantly changing, and compliance with them increases the Company’s cost of doing business.  There is no assurance that the Company will be completely effective in ensuring its compliance with Trade Control laws.  If the Company is not in compliance with Trade Control laws, it may be subject to criminal and civil penalties, and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on its business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of Trade Control laws by U.S. or foreign authorities could also have an adverse impact on the Company’s reputation, business, financial condition and results of operations.

The Company's results of operations could be adversely affected by actions under U.S. trade laws.

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

The Company may be subject to litigation if another party claims that it has infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components the Company uses to provide its services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running the Company’s core business. Royalty payments under licenses from third parties, if available, would increase the Company’s costs. If a license were not available the Company might not be able to continue providing a particular service or product, which could adversely affect its financial condition, results of operation and cash flows. Additionally, developing non-infringing technologies would increase its costs.

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

Any capital financing that may be necessary to fund growth may not be available to the Company at economic rates.

Turmoil in the credit markets and the potential impact on liquidity of major financial institutions may have an adverse effect on the Company’s ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms the Company believes to be reasonable.

K 11

Due to the recent financial and credit crisis, certain of the Company’s counterparties may be unable to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company.

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on the Company’s business and financial condition and the business and financial condition of its counterparties.  While the financial markets experienced improvement in 2010 the Company has continued to face challenges due to general financial market volatility. The Company may be subject to increased counterparty risks whereby its counterparties may not be willing or able to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company. A sustained decline in the ability of the Company’s counterparties to meet their financial obligations to the Company would adversely affect its business, results of operations and financial condition.

An array of international climate change accords focused on limiting and reducing greenhouse gas emissions could result in increased operating costs and reduced demand for our products or services.

The Company services customers in numerous foreign countries.  As such, we are subject not only to U.S. climate change legislation but may also be subject to certain international climate change accords. A variety of regulatory developments, proposals or requirements have been introduced and/or adopted in the international regions in which the Company operates that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol, ” and the European Union Emissions Trading System, or EU ETS, which was launched as an international “cap and trade” system on allowances for emitting greenhouse gases. These international regulatory developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where the Company and its customers operate and thus adversely affect future demand for the Company’s products and services, which may in turn adversely affect the Company’s future results of operations.

Climate change regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the Company’s products or services.

From time to time, Congress has considered legislation on climate change matters, which, if adopted, could increase the Company’s costs or affect the demand for its products.

On December 15, 2009, the U.S. Environmental Protection Agency, or the EPA, officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In response to its endangerment findings, the EPA adopted regulations that require a reduction in emissions of greenhouse gases from motor vehicles. The EPA has asserted that the motor vehicle greenhouse gas emissions standards triggered the Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011.  The EPA also adopted rules which will lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.

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

The market price of the Company’s common stock has historically experienced and continues to experience high volatility been.  The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

•	trends in the Company’s industries and the markets in which it operates;

•	changes in the market price of the products the Company sells;

•	the introduction of new technologies or products by the Company or its competitors;

•	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors;

K 12

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	the price of oil;

•	changes in laws and regulations; and

•	general economic and competitive conditions.

Volatility or depressed market prices of the Company’s common stock could make it difficult for you to resell shares of its common stock when you want or at attractive prices.

There may be future dilution of the Company’s common stock or other equity, which may adversely affect the market price of its common stock.

The Company is not restricted from issuing additional shares of its common stock or securities convertible or exchangeable for its common stock.  If the Company issues additional shares of its common stock or convertible or exchangeable securities, it may adversely affect the market price of its common stock.  The Company’s certificate of incorporation authorizes its board of directors to issue up to 60,000,000 shares of its common stock, par value $1.00 per share, and up to 2,000,000 shares of our preferred stock, par value $1.00 per share.

The Company is able to issue shares of preferred stock with greater rights than its common stock.

The Company’s certificate of incorporation authorizes its board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from its stockholders.  Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, liquidation rights or voting rights.  If the Company issues preferred stock, it may adversely affect the market price of its common stock.

Item 1B. Unresolved Staff Comments.

None

K 13

Item 2.  Properties

The Company's major manufacturing facilities which are located in and near Lufkin, Texas, are company-owned and include approximately 150 acres, a foundry, machine shops, structural shops, assembly shops and warehouses.  The facilities by segment are:

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

Also, the Company has numerous service centers throughout the United States to support the Oilfield and Power Transmission segments. The majority of these locations are company-owned, with some leased. None of these leases qualify as capital leases.

The Company also owns several international facilities for the production and servicing of pumping units and power transmission products. The facilities by segment are:

Oilfield:
Nisku, Alberta, Canada	66,000 sq. ft.
Red Deer, Alberta, Canada	80,000 sq. ft.
Edmonton, Alberta, Canada	75,000 sq ft.
Comodoro Rivadia, Argentina	125,000 sq. ft.

The Company is in the process of building a new Oilfield manufacturing center in Ploesti, Romania. This  375,000 sq. ft. facility will manufacture artificial lift products for the Eastern Hemisphere and is expected be operational by the end of 2012.

Power Transmission:
Fougerolles, France	377,000 sq. ft.

Also, the Company has several international service centers to support the Oilfield segment. The majority of these locations are owned by the Company, with some leased. None of these leases qualify as capital leases.

K 14

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

On January 13, 2005, the District Court entered its decision finding that Lufkin discriminated against African-American employees in initial assignments and promotions. The District Court also concluded that the discrimination resulted in a shortfall in income for those employees and ordered that Lufkin pay those employees back pay to remedy such shortfall, together with pre-judgment interest in the amount of 5%. On August 29, 2005, the District Court determined that the back pay award for the class of affected employees was $3.4 million (including interest to January 1, 2005) and provided a formula for attorney fees that Lufkin estimated would not exceed $2.5 million. In addition to back pay with interest, the District Court (i) enjoined and ordered Lufkin to cease and desist all racially biased assignment and promotion practices and (ii) ordered Lufkin to pay court costs and expenses.

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

On December 5, 2008, U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the Fifth Circuit class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, Lufkin reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court Lufkin continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. Lufkin and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during the first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, Lufkin recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in the fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the Fifth Circuit. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified Lufkin that it had entered a final judgment related to the Lufkin’s ongoing class-action lawsuit.  On January 15, 2010, the plaintiffs filed a notice of appeal with the Fifth Circuit of the District Court’s final judgment.  On January 21, 2010, Lufkin filed a notice of cross-appeal with the same court.

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

K 15

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

On July 7, 2011, in light of the United States Supreme Court’s decision in Wal-Mart Stores, Inc. v. Dukes, Lufkin moved to file supplemental briefs in the pending Fifth Circuit appeal to address two legal principles essential to plaintiffs’ theory of liability, which Lufkin believed were foreclosed by the Supreme Court’s Wal-Mart decision.  Plaintiffs filed an opposition to the motion.  On July 14, 2011, the Fifth Circuit denied Lufkin’s motion.

On August 8, 2011, the Fifth Circuit issued a final opinion on all appeals before the Court.  Lufkin filed a petition for certiorari to the United States Supreme Court on September 16, 2011.

On November 14, 2011, the United States Supreme Court denied Lufkin’s petition for certiorari.  The District Court subsequently entered an order on November 18, 2011, ordering Lufkin to distribute funds to class members in accordance with that Court’s January 15, 2010 final judgment.

On December 13, 2011, Lufkin entered into a settlement agreement with plaintiffs’ counsel, pursuant to which Lufkin agreed to pay aggregate attorney fees of approximately $2.7 million.  This amount covers all fees of plaintiffs’ counsel in respect of work performed prior to entry of the District Court’s final judgment on January 15, 2010, work performed since January 15, 2010, and all future work performed in connection with the action.  As previously disclosed, Lufkin has recorded provisions in the amount of approximately $900,000 for work performed by plaintiffs’ counsel since January 15, 2010.  As a result, the settlement resulted in a net pre-tax impact to Lufkin of approximately $1.8 million in the fourth quarter of 2011.

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

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.   In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.       Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).   On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”   The parties are currently briefing that issue. Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court. Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s financial position.

K 16

Other Matters

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

Item 4.  Mine Safety Disclosures.

None.

K 17

PART II

Item  5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “LUFK.” As of January 31, 2012, there were approximately 426 record holders of the Company’s common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth, for each quarterly period during fiscal 2011 and 2010, the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock.

	2011			2010
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$94.29	$57.79	$0.125	$40.85	$29.80	$0.125
Second	97.05	77.67	$0.125	45.10	35.13	$0.125
Third	90.81	53.12	$0.125	44.97	36.22	$0.125
Fourth	74.46	42.10	$0.125	63.50	42.63	$0.125

The Company has paid cash dividends for 71 consecutive years.  Total dividend payments were $15.2 million, $15.0 million and $14.9 million in 2011, 2010 and 2009, respectively.

Equity Compensation Plan Information

The following table sets forth securities of the Company authorized for issuance under equity compensation plans at December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,504,311	$42.26	707,313

Equity compensation plans not approved by security holders	-	-	-

Total	1,504,311	$42.26	707,313

600,000 shares were authorized for issuance pursuant to the 1996 Nonemployee Director Stock Option Plan and 5,600,000 shares were authorized for issuance pursuant to the Incentive Stock Compensation Plan 2000. Awards may be granted pursuant to the Incentive Stock Compensation Plan 2000 include options, restricted stock, performance awards, phantom shares, bonus shares and other stock-based awards.

K 18

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

K 19

Item 6.  Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data from continuing operations for each of the five years in the period ended December 31, 2011and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.  The following information may not be indicative of future operating results.

(In millions, except per share data)	2011	2010	2009	2008	2007

Sales	$932.1	$645.6	$521.4	$741.2	$555.8

Earnings from continuing operations	66.0	43.5	22.5	88.0	71.8

Earnings per share from continuing operations:
Basic	2.17	1.45	0.76	2.98	2.41
Diluted	2.14	1.44	0.76	2.96	2.38

Total assets	1,096.7	621.1	541.6	530.7	500.7

Total Debt	350.0	-	-	-	-

Cash dividends per share	0.50	0.50	0.50	0.50	0.44

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lufkin Industries, Inc. (the “Company”) is a global supplier of oilfield and power transmission products. Through its Oilfield segment, the Company manufactures and services artificial lift equipment and related products, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for energy and industrial applications. While these markets are price-competitive, technological and quality differences can provide product differentiation.

The Company’s objective is to extend its position as a leading global supplier of high quality, mission critical artificial lift and power transmission products, and related aftermarket services. The Company intends to accomplish its objective and capitalize on long-term industry growth trends through the execution of the following strategies:

•
Position the Company as the preferred source for artificial lift solutions.  The Company believes it offers one of the industry’s broadest portfolios of artificial lift products, including reciprocating rod, gas, plunger and hydraulic lift equipment, PCPs, and measurement and control equipment for all types of artificial lift, including ESPs.  The Company has developed a specialized optimization team which focuses on assisting producers with well completion design and production management.  The Company is integrating its portfolio of artificial lift products, automation technologies, global service team and optimization team to deliver complete artificial lift solutions to its customers.  The Company believes that the combination of its more than 80 years of artificial lift experience and its optimization expertise will allow its customers to offset the diminishing artificial lift knowledge base in their organizations.

•
Continue to expand the Company’s global reach. The Company intends to continue to expand its global reach by establishing manufacturing, engineering and service platforms on three continents, which will in turn support a network of regional service centers in areas with high actual or potential demand for artificial lift solutions.  These platforms include:

o	Lufkin, Texas, which supports its operations in the United States and Canada;

o	Comodoro Rivadavia, Argentina, which supports its operations in South America;

o	Ploiesti, Romania and Eastern France, which support or will support the Company's operations in Europe, the Middle East, North Africa and elsewhere in the Eastern Hemisphere.

K 20

The Company also plans to exploit new market opportunities by deploying sales, distribution, service and manufacturing resources in markets where it believes it is currently under-represented.  The Company believes that this strategy has already strengthened its customer relationships and that further expansion will allow it to respond more quickly to its customers’ needs.  The Company also expects that a broad geographical footprint will improve its support logistics and reduce its costs.

•
Expand the Company’s portfolio of artificial lift products and solutions through acquisitions and internal development.  The Company intends to continue to selectively pursue acquisitions that increase its exposure to the most important growth trends in the industry, fill critical product gaps and expand its geographic scope.  Since the beginning of 2009 the Company has successfully acquired and integrated several businesses across both its segments, including Pentagon and Quinn’s reciprocating down-hole pump and PCP businesses.  In 2012, the Company completed the acquisitions of Datac and RealFlex and announced its pending acquisition of Zenith.  The Company believes these transactions demonstrate its ability to identify and complete strategic transactions that are consistent with its long-term strategy.

•
Develop the next generation of automation solutions.  As producers increasingly focus on maximizing the production from existing wells and deploy their capital resources in newer, unconventional plays where reservoir pressures deplete more rapidly, the Company is developing the technologies that will allow its customers to automatically control surface and down-hole pumps, based on real time temperature, pressure and flow data, to optimize artificial lift performance across a variety of well conditions, thereby maximizing recovery rates.  The Company’s optimization team provides expertise to help producers design full field optimization programs in order to produce their reserves at a lower cost and with greater reliability.  This expertise includes the selection of the appropriate artificial lift and automation technology, facility layout and field electrification.  As automation technology evolves, the Company intends to take advantage of opportunities to retrofit existing equipment and then provide its customers with ongoing upgrades.

Trends/Outlook

The Company’s business is largely dependent on the level of capital expenditures in the energy industry, which affects the drilling of new wells, the use of artificial lift technologies to improve the recovery from existing wells and the construction of new energy infrastructure.  The Company believes the significant trends impacting its industry include the following:

•	World oil and natural gas consumption continues to increase, driven by growing economies in emerging markets;

•	Growing economies are creating the need for large-scale energy infrastructure projects, such as refineries and LNG facilities; and

•	Natural gas is gaining market share as a source of fuel for power generation.

In addition, the following trends are influencing demand for artificial lift solutions:

•	Producers are increasingly focused on optimizing the ultimate recoveries from mature oilfields, such as the Permian Basin in west Texas and in central California;

•
North American exploration and production activity is shifting toward unconventional plays such as the Bakken and Eagle Ford Shale formations, which often require some form of artificial lift earlier in the production life of the well than production from a conventional reservoir does.  This trend towards shale exploration is expected to spread globally in coming years; and

•	Producers are facing a shortage of experienced personnel due to retirements, and are increasingly relying on outside expertise.

We believe the outlook for the global energy industry is favorable.  According to the EIA, oil was the single most significant component of world energy consumption in 2010, representing 34% of total demand.  Forecasts published by the EIA anticipate that worldwide demand for oil will grow 28% from 87.4 million barrels per day in 2010 to 112.2 million barrels per day in 2035.

K 21

As more readily accessible oil reserves are depleted, producers have been required to make increasing investments in order to maintain their production and increase their reserves to meet the growing demand for energy resources worldwide.  As a result, many producers are focused on extending the ultimate recovery from existing producing wells, through enhanced oil recovery methods such as infill drilling, CO2 injection and artificial lift, as a profitable alternative to finding and developing new reservoirs.  The benefits of enchanced oil recovery can be dramatic.    For example, according to BP, the average recovery factor for a typical oil reservoir is only 35%, and a 5% increase in the average recovery factor for all reservoirs would add an estimated 300 to 600 billion additional barrels of oil to the global reserve pool, an amount equal to the total reserves that have been attributable to all discoveries over the last 20 years.

In their search for new reserves, oil and gas producers are increasingly turning to unconventional reservoirs such as shale formations.  Due to their geologic characteristics, shale reservoirs have a natural pressure that typically declines more rapidly than a conventional reservoir’s.  As a result, the Company expects that current trends in shale development will result in increased demand for artificial lift solutions worldwide.

According to Spears, the global artificial lift market was approximately $8.4 billion in 2011 and grew at an average annual rate of 16.3% between 1999 and 2011. International sales accounted for more than 40% of the total worldwide market for artificial lift in 2011, according to Spears, and the Company expects international sales to continue to comprise a significant portion of the global artificial lift market going forward.

The Power Transmission segment also benefits from many of these industry trends.   Approximately two-thirds of the products the Company sells in this segment are for applications in the oil and gas, refining and power generation industries.  The Company believes growing global populations and energy consumption will create increased demand for energy infrastructure, and with it increased demand for custom engineered, mission critical gearboxes.  The Company also believes that the combination of engineering knowledge, specialized machine tools, mechanical test capabilities and reliability that is required in the power transmission industry constitute a significant barrier to entry to potential new competitors and limit the competitive landscape to a relatively small number of suppliers.

Other

During 2011, 2010 and 2009, the Company booked pre-tax contingent liability provisions of $1.8 million, $1.0 million and $6.0 million, respectively, for the class-action lawsuit.  For additional information, please see Part I, Item 3 “Legal Proceedings” of this annual report on Form 10-K. Also, the Company incurred pre-tax acquisition-related expenses of $7.1 million in 2011 in connection with its Pentagon and Quinn’s acquisitions.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings.

Overall, sales for 2011 increased to $932.1 million from $645.6 million for 2010, or 44.4%. This increase in 2011 was primarily driven by higher sales of Oilfield products and services in the North American markets.  In 2009, when oil drilling activity was depressed, sales were $521.4 million.

Gross margin for 2011 decreased slightly to 24.4% from 24.6% for 2010, due primarily to the favorable impact of higher plant utilization on fixed cost coverage being offset by the costs of new employee training, machine downtime and supply chain shortages.  Gross margin in 2009 was 21.6%. Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $110.7  million during 2011 from $89.9 million during 2010 and $75.1 million during 2009. This increase in 2011 was primarily related to resources added from the acquisitions, higher employee-related expenses in support of international expansion efforts and new product development.  As a percentage of sales, selling, general and administrative expenses decreased to 12.8% during 2011 compared 13.9% during 2010 and 14.4% in 2009.

The Company reported net earnings from continuing operations of $66.0 million, or $2.14 per share (diluted), for 2011, compared to net earnings from continuing operations of $43.5 million, or $1.44 per share (diluted), for 2010, and net earnings from continuing operations of $22.5 million, or $0.76 per share (diluted), for 2009.

K 22

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2011	2010	(Decrease)	(Decrease)

Sales
Oilfield	$736,488	$477,867	$258,621	54.1
Power Transmission	195,647	167,776	27,871	16.6
Total	$932,135	$645,643	$286,492	44.4

Gross Profit
Oilfield	$172,879	$112,236	$60,643	54.0
Power Transmission	54,178	46,282	7,896	17.1
Total	$227,057	$158,518	$68,539	43.2

Oilfield

Oilfield sales increased to $736.5 million, or 54.1%, for the year ended December 31, 2011, from $477.9 million for the year ended December 31, 2010. New pumping unit sales for 2011 were $403.7 million, up $149.4 million, or 58.7%, compared to $254.4 million during 2010, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian fields. For 2011, pumping unit service sales of $128.5 million were up $24.4 million, or 23.5%, compared to $104.1 million during 2010 from higher installation and general field activity.  Automation sales of $134.9 million during 2011 were up $51.1 million, or 61.0%, compared to $83.8 million during 2010 from new oil well completions and greater market penetration in existing fields. Sales from gas and plunger lift equipment of $35.2 million during 2011 were up $10.8 million, or 44.2%, compared to $24.4 million in 2010.  Quinn sales for the month of December were $13.1 million. Commercial casting sales of $21.0 million during 2011 were up $9.7 million, or 87.0%, compared to $11.3 million during 2010.  Oilfield’s backlog increased to $164.2 million as of December 31, 2011 from $131.4 million at December 31, 2010. The increase was due to higher orders in the North American market, especially in the Bakken.

Gross margin (gross profit as a percentage of sales) for Oilfield remained at 23.5% for year ended December 31, 2011, compared to the year ended December 31, 2010.  Despite higher sales, pricing remained very competitive during 2011 and the Company’s U.S. manufacturing facilities experienced inefficiencies from new employee training, machine downtime due to excessive heat during the summer and inadequate castings from new vendors.

Direct selling, general and administrative expenses for Oilfield increased to $47.8 million, or 30.2%, for the year ended December 31, 2011, from $36.7 million for the year ended December 31, 2010. This increase was due to expanded international sales and support offices and higher research and development spending. Direct selling, general and administrative expenses as a percentage of sales decreased to 6.5% for the year ended December 31, 2011, from 7.7% for the year ended December 31, 2010.

Power Transmission

Power Transmission sales increased to $195.7 million, or 16.6%, for the year ended December 31, 2011, compared to $167.8 million for the year ended December 31, 2010. New unit sales of $141.0 million during 2011 were up $26.7 million, or 23.4%, compared to $114.2 million during 2010, as demand for high-speed units for the energy markets improved. Repair and service sales of $48.9 million during 2011 were up $0.1 million, or 0.2%, compared to $48.8 million during 2010.  Lufkin RMT sales of $5.8 million during 2011 were up $1.1 million, or 23.0%, as compared to $4.7 million in 2010, from higher sales to the LNG market.  Power Transmission backlog at December 31, 2011 increased to $107.4 million from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

Gross margin for Power Transmission increased slightly to 27.7% for the year ended December 31, 2011, compared to 27.6% for the year ended December 31, 2010, or 0.1 percentage points. The benefit of higher production activity on fixed cost leverage was offset by a competitive pricing environment, new employee training costs and machine downtime costs.

K 23

Direct selling, general and administrative expenses for Power Transmission increased to $30.2 million, or 9.8%, for the year ended December 31, 2011, from $27.5 million for the year ended December 31, 2010. This increase was primarily due to increased personnel necessary to support higher sales volumes in 2011. However, direct selling, general and administrative expenses as a percentage of sales decreased to 15.5% for the year ended December 31, 2011, from 16.4% for the year ended December 31, 2010.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $34.5 million for the year ended December 31, 2011, an increase of $8.8 million, or 34.4%, from $25.6 million for the year ended December 31, 2010, primarily due to higher employee related expenses, legal costs and insurance claims.

Interest income, interest expense and other income and expense for the year ended December 31, 2011 increased to $2.0 million of expense compared to $0.2 million of expense for the year ended December 31, 2010. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions and the unfavorable impact of exchange rate changes.

The net tax rate for the year ended December 31, 2011 was 37.4% compared to 35.5% for the year ended December 31, 2010. This increase is primarily due to the non-deductibility of certain acquisition-related expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2010	2009	(Decrease)	(Decrease)

Sales
Oilfield	$477,867	$349,168	$128,699	36.9
Power Transmission	167,776	172,191	(4,415)	(2.6)
Total	$645,643	$521,359	$124,284	23.8

Gross Profit
Oilfield	$112,236	$65,510	$46,726	71.3
Power Transmission	46,282	47,034	(752)	(1.6)
Total	$158,518	$112,544	$45,974	40.8

Oilfield

Oilfield sales increased to $477.9 million, or by 36.9%, for the year ended December 31, 2010, from $349.2 million for the year ended December 31, 2009. New pumping unit sales of $254.4 million during 2010 were up $66.2 million, or 35.2%, compared to $188.2 million during 2009, primarily from higher U.S. demand.  Pumping unit service sales of $104.1 million during 2010 were up $19.2 million, or 22.6%, compared to $84.9 million during 2009.  Automation sales of $83.8 million during 2010 were up $32.4 million, or 62.9%, compared to $51.4 million during 2009. Commercial casting sales of $11.3 million during 2010 were up $1.9 million, or 20.4%, compared to $9.3 million during 2009.  Sales from Lufkin ILS of $24.4 million during 2010 were up $9.1 million, or 62.9%, compared to $15.3 million in 2009, which represents 10 months of operations.  Oilfield’s backlog increased to $131.4 million as of December 31, 2010, from $43.3 million at December 31, 2009. This increase was caused primarily by higher orders for new pumping units as U.S. and international customers increased production due to higher oil prices.

Gross margin (gross profit as a percentage of sales) for the Oilfield segment increased to 23.5% for year ended December 31, 2010, compared to 18.8% for the year ended December 31, 2009, or 4.7 percentage points. This gross margin increase was related to the positive impact of higher plant utilization on fixed cost coverage.

Direct selling, general and administrative expenses for Oilfield increased to $36.7 million, or by 37.4%, for the year ended December 31, 2010, from $26.7 million for the year ended December 31, 2009. This increase was due to higher employee-related and legal expenses.  Direct selling, general and administrative expenses as a percentage of sales increased only 0.1% to 7.7% for the year ended December 31, 2010, from 7.6% for the year ended December 31, 2009.

K 24

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

Interest income, interest expense and other income and expense for the year ended December 31, 2010, decreased to $0.2 million of expense compared to $1.6 million of income for the year ended December 31, 2009, primarily from a decrease in gains of currency exchange and other interest from tax overpayments.

Pension expense, which is reported as a component of cost of sales, decreased to $7.9 million for the year ended December 31, 2010, compared to $10.7 million for the year ended December 31, 2009. This decrease in expense was primarily due to the impact of favorable demographic trends.

The net tax rate for the year ended December 31, 2010, was 35.5%, compared to 31.9% for the year ended December 31, 2009. The net tax rate in 2009 benefitted from adjustments to prior period tax filings in the United States related to changes in tax laws.

K 25

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, business combinations, debt repayments and dividend payments, through December 31, 2012, and the foreseeable future.

The Company’s cash balance totaled $38.4 million at December 31, 2011, compared to $433.5 million at December 31, 2010. For the year ended December 31, 2011, net cash provided by operating activities was $46.7 million, net cash used in investing activities totaled $433.5 million and net cash provided by financing activities amounted to $337.4 million. Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $119.0 million, partially offset by an increase in working capital of $72.4 million. This working capital increase was primarily due to an increase in trade receivables and inventory balances of $59.6 million and $27.0 million, respectively, due to increased sales volumes during 2011, partially offset by an increase in accounts payable and accrued liabilities of $17.3 million. Net cash used in investing activities included net capital expenditures totaling $103.6 million and the Pentagon and Quinn’s acquisitions totaling $331.5 million. Capital expenditures in 2011 were primarily for new facilities to support geographical and product line expansions in the Oilfield and Power Transmission segments. Capital expenditures for 2012, which will be funded by operating cash flows, are projected to increase over 2011 spending levels, primarily for the new Romanian manufacturing facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oilfield and Power Transmission segments. Significant components of net cash provided by financing activities included term loan borrowings of $350.0 million and dividend payments of $15.2 million, or $0.50 per share.  Proceeds from stock option exercises of $5.2 million partially offset financing cash outflows.

The Company has a five year secured credit facility with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and a $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of December 31, 2011, all $350.0 million of the term loan was outstanding and there was $13.8 million in letters of credit outstanding against the revolving credit facility.  As of December 31, 2011 the interest rate was 3.06% on the credit facility and the Company paid $0.9 million of interest expense in the year ended December 31, 2011.  The carrying value of debt is not materially different from its fair value. The Company was in compliance with all financial covenants under the Bank Facility as of December 31, 2011 and had borrowing capacity of $161.2 million.

On February 27, 2012, the Company announced that it had entered into a definitive agreement to acquire Zenith for $127 million in cash, net of acquired cash.  The parties have agreed that the transaction will close on February 29, 2012. To fund this acquisition, the Company drew $135 million from the revolving credit facility. Combined with a draw of $15 million in January 2012 from the revolving credit facility to fund general working capital requirements, approximately $10 million is remaining available from the revolving credit facility at February 27, 2012.

On February 27, 2012, the Company entered into a new short term credit agreement in order to obtain a $25.0 million delayed draw temporary term loan to enhance its short-term liquidity.  Amounts borrowed under the delayed draw temporary term loan will be utilized, if necessary, for liquidity purposes.  As of February 27, 2012, no amount was drawn on this delayed draw temporary loan.  Also, on February 27, 2012, the Company entered into an amendment to its Second Amended and Restated Credit Agreement. Among other things, the amendment (i) allowed the Company to enter a definitive agreement to acquire Zenith, (ii) allowed the Company to enter into its new short-term credit agreement mentioned above and (iii) modified the prepayment provisions in its Second Amended and Restated Credit Agreement. The Company may explore other longer-term financing opportunities to reduce the borrowings under the delayed draw temporary loan and the revolving credit facility.

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2011. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than six months) and are generally consistent from year to year.

K 26

(In thousands of dollars)		Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$17,467	$2,469	$6,720	$3,805	$4,473
Debt obligations	350,000	17,500	78,750	253,750
Interest expense		10,663	18,911	10,991
Contractual commitments for capital expenditures	59,006	56,006	3,000	-	-

Total	$426,473	$86,638	$107,381	$268,546	$4,473

Since the Company has no significant tax loss carry forwards, the Company expects to make quarterly estimated tax payments in 2012 based on taxable income levels. Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit. The Company expects to make contributions to its pension plans of $16-20 million and to its post-retirement health and life plans of approximately $0.5 million in 2012. Contribution levels to these plans after 2012 will depend on participation in the plans, possible plan changes, discount rates and actual rates of return on plan assets.

As discussed in Note 15 – “Business Segment Information” in the Notes to Consolidated Financial Statements, set forth in Part II, Item 8 of this Form 10-K, the Consolidated Balance Sheet at December 31, 2011 includes approximately $2.1 million of liabilities associated with uncertain tax positions in the jurisdictions in which the Company conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – (“ASU 2011-05’), which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under ASU 2011-05 will be retrospectively applied.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted.  The requirements under this (ASU 2011-08, once adopted, will be applied prospectively.

K 27

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

K 28

The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not, the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. Changes in state, federal and foreign tax laws as well as changes in the financial position of the Company could also affect the carrying value of deferred tax assets and liabilities. If management estimates that it is more-likely-than-not that some or all of any deferred tax assets will expire before realization or that the future deductibility may not occur, a valuation allowance would be recorded.

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Assuming all other variables held constant, differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2011 results:

(Thousands of dollars)	Pension Benefits	Other Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(665)	$(18)
.25 percentage point decrease	697	20

Effect of change on PBO/APBO:

.25 percentage point increase	$(8,889)	$(473)
.25 percentage point decrease	9,382	496

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(498)	$-
.25 percentage point decrease	498	-

K 29

Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Undue reliance should not be placed on forward-looking statements.  Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company.  These risks and uncertainties include, but are not limited to:

•	oil prices;
•	declines in domestic and worldwide oil and gas drilling;
•	capital spending levels of oil producers;
•	availability and prices for raw materials;
•	the inherent dangers and complexities of the Company’s operations; uninsured judgments or a rise in insurance premiums;
•	the inability to effectively integrate acquisitions;
•	labor disruptions and increasing labor costs;
•	the availability of qualified and skilled labor;
•	disruption of the Company’s operating facilities or management information systems;
•	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
•	currency exchange rate fluctuations in the markets in which the Company operates;
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. While the Company’s accounts receivable are concentrated with customers in the energy industry, the Company performs credit evaluations on current and potential customers and adjusts credit limits as appropriate.  In certain circumstances, the Company will obtain collateral to mitigate higher credit risk.

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

The Company is exposed to interest rate fluctuations on its credit facility of $350.0 million.  As of December 31, 2011, if the interest rate increased by .25 points the net income impact would be $0.9 million of expense.

K 30

The Company uses large amounts of steel, iron and electricity in the manufacture of its products.  The prices of these raw materials have a significant impact on the cost of producing products.  Steel and electricity prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Since the Company does not enter into long-term contracts with most of its suppliers, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round and bearings have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, margins, results of operations, cash flow and financial condition could be adversely affected.

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of December 31, 2011, this inter-company debt was comprised of a $0.1 million payable and a $1.4 million receivable from France and Canada, respectively. As of December 31, 2011, if the U.S. dollar strengthened or weakened by 10% against these currencies, the net income and expense impact would be negligible.  Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of December 31, 2011, if the U.S. dollar strengthened or weakened by 10% against these currencies, the net income and expense impact would be negligible.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Lufkin Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control- Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls of Quinn’s Oilfield Supply, Ltd. (“Quinn”), of which Lufkin acquired on December 1, 2011, would be excluded from the internal control assessment as of December 31, 2011, due to the timing of the closing of the acquisition and as permitted by the rules and regulations of the Securities and Exchange Commission.  Quinn is one of the largest reciprocating rod pump manufacturers in North America and also manufactures and distributes progressive cavity pumps and related equipment.  For the year ended December 31, 2011, Quinn's Financial Statements constitute 31.1% of total assets, 1.4% of total revenues and 1.1% of net income of the Company.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	K 32
Consolidated Balance Sheets	K 33
Consolidated Statements of Earnings	K 34
Consolidated Statements of Shareholders’ Equity & Comprehensive Income	K 35
Consolidated Statements of Cash Flows	K 36
Notes to Consolidated Financial Statements	K 37

K 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lufkin Industries, Inc.
Lufkin, Texas

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting at Item 8, management excluded from its assessment the internal control over financial reporting of Quinn’s Oilfield Supply Ltd, (“Quinn”) which was acquired on December 1, 2011 and whose financial statements constitute 31.1% of total assets, 1.4% of total revenues and 1.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011.  Accordingly, our audit did not include the internal control over financial reporting at Quinn.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting at Item 8. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2012

K 32

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010
(Thousands of dollars, except share and per share data)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$38,438	$88,592
Receivables, net	216,607	127,298
Income tax receivable	6,732	3,547
Inventories	166,148	116,874
Deferred income tax assets	1,140	3,554
Other current assets	6,417	4,696
Current assets from discontinued operations	-	636
Total current assets	435,482	345,197

Property, plant and equipment, net	346,430	203,717
Goodwill, net	232,932	53,011
Other assets, net	81,861	19,153
Total assets	$1,096,705	$621,078

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$65,065	$26,972
Current portion of long-term debt	17,500	-
Accrued liabilities:
Payroll and benefits	17,610	16,446
Warranty expenses	4,847	3,620
Taxes payable	10,536	6,763
Other	26,194	30,548
Current liabilities from discontinued operations	-	228
Total current liabilities	141,752	84,577

Long-term debt	332,500	-
Deferred income tax liabilities	3,886	11,953
Postretirement benefits	7,515	6,453
Other liabilities	103,519	32,098
Long-term liabilities from discontinued operations	-	37

Shareholders' equity:

Common stock, $1.00 par value per share; 60,000,000 shares authorized;32,317,467 and 32,132,817 shares issued , respectively	32,318	32,133
Capital in excess par	87,598	74,811
Retained earnings	501,455	450,714
Treasury stock, 1,824,336 and 1,828,336 shares, respectively, at cost	(34,902)	(35,052)
Accumulated other comprehensive loss	(78,936)	(36,646)
Total shareholders' equity	507,533	485,960
Total liabilities and shareholders' equity	$1,096,705	$621,078

See notes to consolidated financial statements.

K 33

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2011, 2010 and 2009
(Thousands of dollars, except per share data)

	2011	2010	2009

Sales	$932,135	$645,643	$521,359

Cost of sales	705,078	487,125	408,815

Gross profit	227,057	158,518	112,544

Selling, general and administrative expenses	110,733	89,859	75,120
Acquisition expenses	7,066
Litigation reserve	1,780	1,000	6,000

Operating income	107,478	67,659	31,424

Interest income	116	54	899
Interest expense	(1,643)	(562)	(650)
Other (expense) income, net	(482)	294	1,339

Earnings from continuing operations before income tax provision	105,469	67,445	33,012

Income tax provision	39,498	23,914	10,533

Earnings from continuing operations	65,971	43,531	22,479

Earnings (loss) from discontinued operations, net of tax	-	292	(453)

Net earnings	$65,971	$43,823	$22,026

Basic earnings per share

Earnings from continuing operations	$2.17	$1.45	$0.76
Earnings (loss) from discontinued operations	-	0.01	(0.02)

Net earnings	$2.17	$1.46	$0.74

Diluted earnings per share

Earnings from continuing operations	$2.14	$1.44	$0.76
Earnings (loss) from discontinued operations	-	0.01	(0.02)

Net earnings	$2.14	$1.45	$0.74

See notes to consolidated financial statements.

K 34

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY & COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010 and 2009(Thousands of dollars, except share data)	Common Stock Shares, net of Treasury	Common Stock	Capital In Excess of Par	Retained Earnings	Treasury Stock	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Total

Balance, Dec. 31, 2008	29,721,590	$31,584	$48,140	$414,748	$(35,835)		$(44,700)	$413,937

Comprehensive income:

Net earnings				22,026		22,026		22,026
Other comprehensive income, net of tax:
Foreign currency translation adjustments						3,525	3,525	3,525
Defined benefit pension plans						3,993	3,993	3,993
Defined benefit post-retirement plans						(744)	(744)	(744)
Total comprehensive income						$28,800

Cash dividends				(14,866)				(14,866)
Treasury stock purchases	-				11			11
Tax settlement on stock-based compensation			3,880					3,880
Stock-based compensation			2,943					2,943
Exercise of stock options	49,250	34	654		285			973
Balance, Dec. 31, 2009	29,770,840	$31,618	$55,617	$421,908	$(35,539)		$(37,926)	$435,678

Comprehensive income:

Net earnings				43,823		43,823		43,823
Other comprehensive income, net of tax:
Foreign currency translation adjustments						(960)	(960)	(960)
Defined benefit pension plans						1,556	1,556	1,556
Defined benefit post-retirement plans						684	684	684
Total comprehensive income						$45,103

Cash dividends				(15,017)				(15,017)
Stock-based compensation			4,627					4,627
Exercise of stock options	533,641	515	14,567		487			15,569
Balance, Dec. 31, 2010	30,304,481	$32,133	$74,811	$450,714	$(35,052)		$(36,646)	$485,960

Comprehensive income:

Net earnings				65,971		65,971		65,971
Other comprehensive income, net of tax:
Foreign currency translation adjustments						(3,316)	(3,316)	(3,316)
Defined benefit pension plans						(38,441)	(38,441)	(38,441)
Defined benefit post-retirement plans						(533)	(533)	(533)
Total comprehensive income						$23,681

Cash dividends				(15,230)				(15,230)
Stock-based compensation			5,310					5,310
Exercise of stock options	188,649	185	7,477		150			7,812
Balance, Dec. 31, 2011	30,493,130	$32,318	$87,598	$501,455	$(34,902)		$(78,936)	$507,533

See notes to consolidated financial statements.

K 35

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009
(Thousands of dollars)

	2011	2010	2009
Cash flows form operating activities:
Net earnings	$65,971	$43,823	$22,026
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	24,266	21,158	18,457
Recovery of losses on receivables	(57)	(86)	(1,840)
LIFO expense (income)	3,327	(1,185)	(2,964)
Litigation expense	1,780
Deferred income tax provision/(benefit)	9,566	1,436	(913)
Excess tax benefit from share-based compensation	(2,701)	(2,344)	(259)
Share-based compensation expense	5,310	4,627	2,943
Pension expense	9,813	7,861	10,665
Postretirement expense	156	422	539
Loss (gain) on disposition of property, plant and equipment	1,614	(451)	(354)
(Loss) income from discontinued operations	-	(292)	453
Changes in:
Receivables, net	(59,574)	(34,965)	58,461
Income tax receivable	(2,466)	(2,359)	(3,248)
Inventories	(27,021)	(4,986)	28,650
Other current assets	(639)	(357)	(1,376)
Accounts payable	13,641	6,550	(22,878)
Accrued liabilities	3,671	20,646	(6,531)
Net cash provided by operating activities	46,657	59,498	101,831

Cash flows from investing activites:
Additions to property, plant and equipment	(103,559)	(60,363)	(39,825)
Proceeds from disposition of property, plant and equipment	970	1,021	923
Decrease (Increase) in other assets	552	(265)	(1,216)
Acquisition of other companies	(331,484)	(9,857)	(51,658)
Net cash used in investing activities	(433,521)	(69,464)	(91,776)

Cash flows from financing activites:
Issuance of long-term debt	350,000
Debt issuance cost	(5,247)
Payments of notes payable	-	(2,888)	(3,426)
Dividends paid	(15,230)	(15,017)	(14,866)
Excess tax benefit from share-based compensation	2,701	2,344	259
Proceeds from exercise of stock options	5,162	13,277	612
Purchases of treasury stock	-	-	11
Net cash provided by financing activities	337,386	(2,284)	(17,410)

Effect of translation on cash and cash equivalents	(676)	(15)	457

Net (decrease) in cash and cash equivalents	(50,154)	(12,266)	(6,898)

Cash and cash equivalents at beginning of period	88,592	100,858	107,756

Cash and cash equivalents at end of period	$38,438	$88,592	$100,858

See notes to consolidated financial statements.

K 36

LUFKIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Corporate Organization and Summary of Significant Accounting Policies
Lufkin Industries, Inc. and its consolidated subsidiaries (collectively, the “Company”) manufacture and sell oilfield pumping units and power transmission products throughout the world.  The impact of subsequent events on these financial statements has been evaluated through the date of issuance.

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

Foreign currencies:  Assets and liabilities of foreign operations where the applicable foreign currency is the functional currency are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, with any resulting translation adjustment reflected in accumulated other comprehensive income (loss) within  shareholders’ equity section.  Income statement accounts are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from balance sheet remeasurement of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of earnings as incurred.

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

The Company had 3.23%, 3.14%, and 4.35% of revenues in Bill-and-Hold transaction outstanding as of December 31, 2011, 2010, and 2009, respectively.

Amounts billed for shipping are classified as sales and costs incurred for shipping are classified as cost of sales in the consolidated statements of earnings.

K 37

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

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. During the fourth quarter of 2011, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. No impairment was necessary.

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

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred U.S. income taxes have been provided is $88.5 million at December 31, 2011, the majority of which has been generated in Argentina, Canada and France. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes, which amounts could be significant. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

K 38

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

Financial instruments:  The Company’s financial instruments include cash, accounts receivable, debt obligations, and accounts payable.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2011 and 2010, the Company had no derivative financial instruments.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – (“ASU 2011-05”), which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from its presentation within the statement of stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  Upon adoption, the requirements under ASU 2011-05 will be retrospectively applied.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted.  The requirements under ASU 2011-08, once adopted, will be applied prospectively.

K 39

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

(2) Acquisitions

On March 1, 2009, the Company acquired International Lift Systems (“ILS”), a Louisiana limited partnership.  As a result of this acquisition, the Company entered into a hold back agreement with the former owners of ILS.  The total hold back is $4.5 million payable in three equal installments of $1.5 million each plus interest.  Interest is calculated annually at 4% of the remaining balance of the hold back portion.  The first installment was paid on March 1, 2010; the second installment, plus interest to date, was paid on March 1, 2011; and the third installment, plus interest to date, is payable on March 1, 2012.  These hold back payments are not contingent upon any subsequent events.  The liability for this hold back payment is included in accrued liabilities in the Company’s consolidated balance sheet.  Total purchase price for ILS was $50.0 million and the Company recorded goodwill of $28.6 million in the Oilfield segment.  There were no changes to the previously disclosed purchase price allocation.

On November 1, 2010, the Company completed the acquisition of Petro Hydraulic Lift Systems, LLC (“PHL”) and certain related companies, based in South Louisiana.  PHL specializes in the design, manufacture and leasing of hydraulic rod pumping units for oil and gas wells.  In connection with the acquisition, the Company also entered into a royalty agreement with the former owners of PHL.  The agreement is for a ten year period, beginning November 1, 2010, and is payable at a rate of 5% for the first five years and 8% for the subsequent five years.  Royalties are payable quarterly and are based on product revenues. The fair value of these royalties, which are based on estimates, are included in the purchase price consideration.  Any changes in this estimate will impact earnings in future periods.  Total purchase price for PHL was $15.9 million and the Company recorded goodwill of $7.8 million in the Oilfield segment.  There were no changes to the previously disclosed purchase price allocation.

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

In connection with the Pentagon acquisition, the Company entered into a royalty agreement with the former owners of Pentagon.  The agreement is for a ten year period, beginning October 1, 2011, and is payable at a rate of 10%.  Royalties are payable quarterly and are based on certain product revenues.  The fair value of these royalties, which are based on estimates, are included in the purchase price consideration.  Any changes in this estimate will impact earnings in future periods.

The Pentagon acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$18,982
Royalty consideration	2,381
Total consideration paid	$21,363

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $11.5 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

K 40

Purchase price	$21,363

Receivables	1,763
Inventories	1,183
Other current assets	-
Property, plant and equipment	680
Intangible assets	4,195
Accounts payable	(258)
Other accrued liabiltiies	2,316

Goodwill recorded	$11,484

The Pentagon preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Pentagon, which are required to be completed by September 2012, are not expected to result in material changes to the preliminary allocations.

On December 1, 2011, the Company completed the acquisition of Quinn’s Oilfield Supply Ltd., including certain affiliates (“Quinn’s”), a Canadian corporation based in Red Deer, Alberta, Canada.  Quinn’s is one of the largest reciprocating rod pump manufacturers in North America and, also manufactures and distributes progressive cavity pumps (“PCPs”) and related equipment.

The Quinn’s acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$311,003

Total consideration paid	$311,003

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $168.4 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$311,003

Receivables	28,989
Inventories	25,169
Other current assets	1,349
Property, plant and equipment	63,051
Intangible assets	57,400
Accounts payable	(24,345)
Other accrued liabiltiies	(9,036)

Goodwill recorded	$168,426

Quinn's is recognized as a long time leader in the service and repair of reciprocating rod pumps with facilities across Western Canada and facilities situated throughout New Mexico, Texas, Mississippi, California and Alabama. The acquisition of Quinn's will drive sturdy growth for the Company.

The Quinn’s preliminary purchase price allocations, which are based on relevant facts and circumstances are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Quinn’s, which are required to be completed by December 2012, are not expected to result in material changes to the preliminary allocations.

Supplemental Pro Forma Data
Revenues and earnings to date for the Pentagon acquisition are not material and pro forma information is not provided.  Results of operations for all acquisitions have been included in the Company’s financial statements for periods subsequent to the effective date of the acquisition.  For the one month ended December 31, 2011 Quinn contributed $13.1 million in revenue and $0.7 million of net income. The following unaudited supplemental pro forma data (“pro forma data”) presents consolidated information as if the Quinn’s acquisition had been completed on January 1, 2010:

K 41

Years ended December 31, 2011 and 2010
(Thousands of dollars, except per share data)

	2011	2010

Sales	$1,070,623	$761,327

Net earnings	$75,601	$39,467

Diluted earnings per share from continuing operations	$2.45	$1.36

The pro forma data was prepared based on the historical financial information of Quinn’s and Lufkin and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma data is not necessarily indicative of what Quinn’s results of operations actually would have been had the transactions been completed on January 1, 2010.  Additionally, the pro forma data does not project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions.  The pro forma data reflects the application of the following adjustments:

•	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.
•	Increase in interest expense resulting from the issuance of debt to finance the purchase price, as well as the amortization of related deferred financing costs.
•	Elimination of transaction costs incurred in 2011 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

(3) Receivables
The following is a summary of the Company's receivable balances at December 31:

(Thousands of dollars)	2011	2010

Accounts receivable	$214,608	$126,671
Notes receivable	16	139
Other receivables	2,108	748
Gross receivables	216,732	127,558

Allowance for doubtful accounts receivable	(125)	(260)
Net receivables	$216,607	$127,298

Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million at December 31, 2011 and 2010 and $1.8 million at December 31, 2009.

(4) Inventories
Inventories used in determining cost of sales were as follows:

K 42

(Thousands of dollars)	2011	2010

Gross inventories @ FIFO:
Finished goods	$11,914	$7,757
Work in progress	27,749	26,680
Raw materials & component parts	144,731	99,440
Maintenance, tooling & supplies	17,001	14,156
Total gross inventories @ FIFO	201,395	148,033
Less reserves:
LIFO	32,103	28,776
Valuation	3,144	2,383
Total inventories as reported	$166,148	$116,874

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $97.9 million and $80.9 million at December 31, 2011 and 2010, respectively.

K 43

(5) Property, Plant & Equipment
The following is a summary of the Company’s P. P. & E. balances at December 31:

(Thousands of dollars)	2011	2010

Land	$28,021	$19,775
Land improvements	17,376	10,449
Buildings	212,428	106,199
Machinery and equipment	310,352	289,579
Furniture and fixtures	9,144	6,839
Computer equipment and software	36,942	23,407
Total property, plant and equipment	614,263	456,248
Less accumulated depreciation	(267,833)	(252,531)
Total property, plant and equipment, net	$346,430	$203,717

Depreciation expense related to property, plant and equipment was $21.6 million, $19.4 million and $17.1 million in 2011, 2010 and 2009, respectively.

(6) Goodwill & Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 are as follows (in thousands of dollars):

		Power
(Thousands of dollars)	Oil Field	Transmission	Total

Balance as of 01/01/10	$38,018	$6,983	$45,001

Goodwill acquired during the period	7,839	331	8,170
Foreign currency translation	5	(165)	(160)

Balance as of 12/31/10	45,862	7,149	53,011

Goodwill acquired during the period	179,910	-	179,910
Foreign currency translation	(2)	13	11

Balance as of 12/31/11	$225,770	$7,162	$232,932

K 44

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	December 31, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$6,258	$1,091	$5,167	5.1
Customer relationships and contracts	72,818	4,572	68,246	9.6

	$79,076	$5,663	$73,413	7.4

				Weighted
	December 31, 2010			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$2,550	$619	$1,931	6.3
Customer relationships and contracts	15,183	2,375	12,808	10.0

	$17,733	$2,994	$14,739	7.0

Amortization expense of intangible assets was approximately $2.7 million, $1.7 million and $1.3 million during 2011, 2010 and 2009, respectively. Expected amortization expense by year is (in thousands of dollars):

For the year ended 12/31/12	$10,239
For the year ended 12/31/13	10,047
For the year ended 12/31/14	9,439
For the year ended 12/31/15	9,402
For the year ended 12/31/16	9,311
Thereafter	$24,975

K 45

(7) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2011	2010

Customer prepayments	$10,659	$11,999
Litigation reserves	2,743	6,493
Deferred compensation & benefit plans	6,884	6,548
Acquisition hold back & royalty consideration	2,219	2,132
Other accrued liabilities	3,689	3,376
Total other current accrued liabilities	$26,194	$30,548

(8) Debt Obligations
The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	December 31,	December 31,
	2011	2010

Long-term notes payable	$350,000	$-

Less current portion of long-term debt	(17,500)	-

Long-term debt	$332,500	$-

Scheduled maturities of long-term debt in future years as of December 31, 2011 are as follows (in thousands of dollars):

2013	$26,250
2014	52,500
2015	87,500
2016	166,250

Total	$332,500

The Company has a five year secured credit facility with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and a $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of December 31, 2011, all $350.0 million of the term loan was outstanding and there was $13.8 million in letters of credit outstanding against the revolving credit facility.  As of December 31, 2011 the interest rate was 3.06% on the credit facility and the Company paid $0.9 million of interest expense in the year ended December 31, 2011.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of December 31, 2011 and had borrowing capacity of $161.2 million.

K 46

(9) Retirement Benefits
The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by trusts established under the plan. Funding of retirement costs for the plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act, as amended.  As of December 31, 2011, the qualified noncontributory pension plan was closed to new participants.  In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Pension Restoration Plan provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Supplemental Executive Retirement Plan credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the non-qualified pension plans are offset by the participant's benefit payable under the qualified plan. The liabilities for the non-qualified deferred compensation pensions plans are included in “Other current accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheet.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through December 31, 2011. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company’s and participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $4.6 million, $3.8 million and $3.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

K 47

Obligations and Funded Status
At December 31
	Pension Benefits		Other Benefits
(Thousands of dollars)	2011	2010	2011	2010

Changes in benefit obligation

Benefit obligation at beginning of year	$227,259	$208,747	$6,961	$8,486

Service cost	6,881	5,655	129	92
Interest cost	11,842	11,584	347	350
Plan participants' contributions	-	-	646	770
Actuarial loss (gain)	48,250	11,116	673	(1,325)
Benefits paid	(10,333)	(9,767)	(862)	(1,412)
Other	(33)	(76)

Benefit obligation at end of year	283,866	227,259	7,894	6,961

Change in plan assets

Fair value of plan assets at beginning of year	205,054	192,630	-	-
Actual return on plan assets	(4,595)	21,896	-	-
Employer contributions	441	339	216	642
Plan participants' contributions	-	-	646	770
Benefits paid	(10,333)	(9,767)	(862)	(1,412)
Other	(20)	(44)	-	-

Fair value of plan assets at end of year	190,547	205,054	-	-

Unfunded status at end of year	$(93,319)	$(22,205)	$(7,894)	$(6,961)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2011	2010	2011	2010

Other current accrued liabilities	$(383)	$(354)	$(379)	$(508)
Postretirement benefits	-	-	(7,515)	(6,453)
Other long-term liabilities	(92,936)	(21,851)	-	-
	$(93,319)	$(22,205)	$(7,894)	$(6,961)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2011	2010	2011	2010

Prior service cost	$3,247	$3,872	$245	$284
Net loss (gain)	78,238	39,500	(1,320)	(1,933)
	$81,485	$43,372	$(1,075)	$(1,649)

The accumulated benefit obligation for all defined benefit pension plans was $268.3 million and $211.7 million at December 31, 2011, and 2010, respectively.

K 48

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Thousands of dollars)	2011	2010	2009	2011	2010	2009

Net Periodic Benefit Cost

Service cost	$6,881	$5,654	$4,769	$129	$92	$145
Interest cost	11,842	11,585	11,970	346	350	503
Expected return on plan assets	(13,564)	(12,752)	(12,285)	-	-	-
Amortization of prior service cost	946	785	795	51	51	54
Amortization of net (gain) loss	3,917	3,712	4,566	(223)	(291)	(217)
Curtailment	-	-	1,542	-	-	(145)

Net periodic benefit cost (income)	$10,022	$8,984	$11,357	$303	$202	$340

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $8.8 million and $0.9 million, respectively. The estimated net gain and prior service cost for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0.1 million, respectively.

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Discount rate	4.09% - 4.19%	5.19% - 5.26%	4.05%	4.97%
Rate of compensation increase	4.90%	5.12% - 5.21%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.19% - 5.26%	5.26% - 5.80%	6.00% - 6.40%	4.97%	5.58%	6.25%
Expected long-term return on plan assets	6.80%	6.80%	7.30%	N/A	N/A	N/A
Rate of compensation increase	4.90%	5.12%	4.50%	N/A	N/A	N/A

K 49

For 2011, the Company assumed a long-term asset rate of return of 6.8%. In developing the 6.8% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2010), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Plan Assets

The Company’s qualified pension plan assets at December 31, 2011 are as follows:

Fair Value Measurements at December 31, 2011 (in thousands)

		Quoted Prices in	Significant	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$3,661	$3,661
Equity securities:
Common stock	49,234	49,234
International stock - commingled funds (a)	28,391		$28,391
International stock - mutual fund	8,465	8,465
Fixed income securities:
U.S. Treasuries	14,055	14,055
Mortgage-backed securities	6,953		6,953
Collateralized mortgage obligations	2,156			$2,156
Corporate bonds (b)	20,698		20,698
Other types of investments:
Equity long/short hedge funds (c)	35,288			35,288
Insurance policy (d)	645			645
Real Estate (e)	21,001			21,001

Total	$190,547	$75,415	$56,042	$59,090

(a)	This category represents International Equity Commingled Funds which invests in international stocks. Thebenchmark is the MSCI EAFE Index.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)
This category includes hedge funds that invest both long and short in primarily U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position; however it is expected that the equity long/short hedge funds will have a net long position.

(d)	This category includes a private insurance policy used for French retirement benefits.
(e)	This category includes a RREEF America II Fund and Black Rock Granite Properties which consists of commingled private real estate.

K 50

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	EquityLong/Short		Insurance	Collateralized
	Hedge Funds	Real Estate	Contracts	Mortgage Obligations	Total

Beginning balance at December 31, 2010	$36,305	$13,663	$643		$50,611

Actual return on plan assets:
Relating to assets still held at the reporting date	(1,017)	1,338			321
Relating to assets sold during the period					-
Purchases, sales, and settlements		6,000			6,000
Other			2	$2,156	2,158
Transfers in and/or out of Level 3					-

Ending balance at December 31, 2011	$35,288	$21,001	$645	$2,156	$59,090

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

No equity or debt securities of the Company were held by the plan at December 31, 2011 or 2010.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2011 and 2010.

K 51

Contributions

The Company expects to make contributions of between $16.0 million and $20.0 million to the pension plans and $0.5 million to the postretirement plan, in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2012	$11,862	$457
2013	12,504	477
2014	13,338	490
2015	14,174	506
2016	14,990	519
2017 - 2021	86,672	2,649

K 52

The following table illustrates the related tax effect allocated to each component of other comprehensive income:

Statement of Comprehensive Income

	Pre-Tax	Tax (Expense)/	Net
(Thousands of dollars)	Amount	Benefit	Amount
Year ended December 31, 2009

Foreign currency translation adjustments	$3,525	$-	$3,525

Defined benefit pension plans:
Amortization of net prior service cost	795	(293)	502
Amortization of net loss	4,566	(1,682)	2,884
Net loss arising during period	(1,717)	632	(1,085)
Other	2,678	(986)	1,692
Total defined benefit pension plans	6,322	(2,329)	3,993

Defined benefit postretirement plans:
Amortization of net prior service cost	54	(20)	34
Amortization of net gain	(217)	80	(137)
Net loss arising during period	(471)	174	(297)
Net prior service cost	(640)	235	(405)
Other	96	(35)	61
Total defined benefit postretirement plans	(1,178)	434	(744)

Other comprehensive income	$8,669	$(1,895)	$6,774

Year ended December 31, 2010

Foreign currency translation adjustments	$(960)	$-	$(960)

Defined benefit pension plans:
Amortization of net prior service cost	785	(290)	495
Amortization of net loss	3,712	(1,371)	2,341
Net loss arising during period	(2,030)	750	(1,280)
Total defined benefit pension plans	2,467	(911)	1,556

Defined benefit postretirement plans:
Amortization of net prior service cost	51	(19)	32
Amortization of net gain	(291)	108	(183)
Net loss arising during period	1,325	(490)	835
Total defined benefit postretirement plans	1,085	(401)	684

Other comprehensive income	$2,592	$(1,312)	$1,280

Year ended December 31, 2011

Foreign currency translation adjustments	$(3,316)	$-	$(3,316)

Defined benefit pension plans:
Amortization of net prior service cost	946	(350)	596
Amortization of net loss	3,917	(1,449)	2,468
Net loss arising during period	(65,879)	24,374	(41,505)
Total defined benefit pension plans	(61,016)	22,575	(38,441)

Defined benefit postretirement plans:
Amortization of net prior service cost	51	(19)	32
Amortization of net gain	(223)	83	(140)
Net loss arising during period	(673)	248	(425)
Total defined benefit postretirement plans	(845)	312	(533)

Other comprehensive income	$(65,177)	$22,887	$(42,290)

K 53

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2009	$6,037	$(44,928)	$965	$(37,926)

Current-period change	(960)	1,556	684	1,280

Balance, Dec. 31, 2010	5,077	(43,372)	1,649	(36,646)

Current-period change	(3,316)	(38,441)	(533)	(42,290)

Balance, Dec. 31, 2011	$1,761	$(81,813)	$1,116	$(78,936)

(10) Earnings per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for 2011, 2010 and 2009, are illustrated below:

	2011	2010	2009
Weighted average common shares outstanding for basic EPS	30,445,772	29,978,034	29,729,874
Effect of dilutive securities: employee stock options	396,741	328,328	76,068
Adjusted weighted average common shares outstanding for diluted EPS	30,842,513	30,306,362	29,805,942

Options to purchase a total of 154,449, 125,543 and 1,042,328 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2011, 2010 and 2009, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

(11) Stock Option Plans
The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. Unrestricted options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.  The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock.  The Company granted 57,300 shares of restricted stock to employees which vest over a three year period and had a fair value of $57.40 on date of issuance. As of December 31, 2011, there was $2.9 million of total unrecognized compensation expense related to restricted stock. The cost is expected to be recognized over a weighted-average period of 2.7 years.

The following table is a summary of the stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009:

(Thousands of dollars)	2011	2010	2009

Stock-based compensation expense	$5,310	$4,627	$2,943
Tax benefit	(1,964)	(1,712)	(1,089)

Stock-based compensation expense, net of tax	$3,346	$2,915	$1,854

K 54

The fair value of each option grant during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009

Expected dividend yield	0.60% - .80%	0.94% - 1.60%	0.87% - 1.40%
Expected stock price volatility	48.10% - 57.90%	51.20% - 57.80%	23.40% - 28.15%
Risk free interest rate	0.28% - 2.39%	0.53% - 2.96%	0.55% - 1.37%
Expected life of options	3 - 4 years	2 - 6 years	3 - 7 years
Weighted-average fair value per share at grant date	$26.29	$17.05	$10.13

The expected life of options was determined based on the exercise history of employees and directors since the inception of the plans. The expected volatility is based upon the historical weekly and daily stock price for the prior number of year’s equivalent to the expected life of the stock option. The expected dividend yield was based on the dividend yield of the Company’s common stock at the date of the grant. The risk free interest rate was based upon the yield of U.S. Treasuries which terms were equivalent to the expected life of the stock option.

A summary of stock option activity under the plans during the year ended December 31, 2011, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)
Outstanding at January 1, 2011	1,321,637	$33.26
Granted	434,948	62.69
Exercised	(188,649)	27.37
Forfeited or expired	(63,625)	39.36
Outstanding at December 31, 2011	1,504,311	$42.26	7.9	$38,733
Exercisable at December 31, 2011	666,613	$34.53	6.8	$22,419

As of December 31, 2011, there was $12.7 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.  The intrinsic value of stock options exercised in 2011, 2010 and 2009 was $9.2 million, $11.4 million and $1.0 million, respectively.

(12) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2011 and 2010, no shares of preferred stock had been issued.

K 55

 (13) Income Taxes

Earnings from continuing operations before income taxes for 2011, 2010 and 2009 consisted of the following:

(Thousands of dollars)	2011	2010	2009

United States	$76,025	$50,278	$17,880
Foreign	29,444	17,167	15,132

Total earnings before income taxes	$105,469	$67,445	$33,012

The income tax provision for 2011, 2010 and 2009 consisted of the following:

(Thousands of dollars)	2011	2010	2009

Current:

U.S. federal and state income taxes	$21,466	$15,815	$7,286
Foreign	8,465	6,663	4,793

Total current	29,931	22,478	12,079

Deferred:

U.S. federal and state income taxes	9,820	2,819	(1,186)
Foreign	(253)	(1,383)	(360)

Total deferred	9,567	1,436	(1,546)

Total	$39,498	$23,914	$10,533

Cash payments for income taxes totaled $30.5 million, $18.8 million and $22.0 million for 2011, 2010 and 2009, respectively.

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2011	2010	2009

Tax provision computed at statutory rate	$36,914	$23,606	$11,554
Tax effect of:
Expenses for which no benefit was realized	1,569	279	335
Change in effective state tax rate	(6)	13	(44)
Tax credit	(817)	(1,065)	(962)
State taxes net of federal benefit	1,779	1,813	504
Benefit of manufacturing deduction	(1,492)	(1,127)	(481)
Acquisition costs	1,919
Other, net	(368)	395	(373)

Total provision for taxes	$39,498	$23,914	$10,533

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future.  The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred U.S. income taxes have been provided was $88.5 million at December 31, 2011, the majority of which has been generated in Argentina, Canada, and France.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

K 56

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

(Thousands of dollars)	2011	2010

Deferred income tax assets:

Pension costs	$36,430	$10,138
Payroll and benefits	1,365	1,313
Accrued warranty expenses	1,425	1,078
Postretirement benefits	8,143	6,356
Accrued liabilities	591	2,526
Other, net	1,680	758

Total deferred income tax assets	49,634	22,169
Less valuation allowance	(1,117)	(389)

Total deferred income tax assets	48,517	21,780

Noncurrent deferred income tax liabilities:

Prepaid expenses	(993)	(644)
Depreciation	(34,143)	(21,004)
Inventories	(1,758)	(1,486)
Intangible assets	(8,784)	(2,099)
Other, net	(5,585)	(4,877)

Total noncurrent deferred income tax liabilities, net	(51,263)	(30,110)

Total net deferred tax liability	$(2,746)	$(8,330)

Current deferred tax asset

Continuing operations	$1,140	$3,554
Discontinued operations	-	69

Total current deferred tax asset	1,140	3,623

Non-current deferred tax liability

Continuing operations	(3,886)	(11,953)

Total non-current deferred tax liability	(3,886)	(11,953)

Total net deferred tax liability	$(2,746)	$(8,330)

K 57

At December 31, 2011, 2010 and 2009 there are $2.1 million, $1.8 million and $1.5 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2011	2010	2009

Balance at January 1,	$1,838	$1,509	$1,368

Gross increases- current year tax positions	791	372	593
Gross increases- tax positions from prior periods	115	233	93
Gross decreases- tax positions from prior periods	(657)	(262)	(372)
Settlements	(27)	(14)	(173)

Balance at December 31,	$2,060	$1,838	$1,509

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2008 are closed to assessment. Statutes for years prior to 2008 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  The Company also remains subject to income tax examinations in the following material international jurisdictions:  Canada (2008-2010), France (2009-2010), and Argentina (2005– 2010).

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $425,000.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $160,500 accrued for interest and penalties at December 31, 2010.  Net penalty and interest income of $45,000 was recognized in December 31, 2011. Net penalty and interest expense of $30,000 and $58,000 was expensed in December 31, 2010 and 2009, respectively.

K 58

(14) Commitments and Contingencies

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

On December 5, 2008, U.S. District Court Judge Clark held a hearing in Beaumont, Texas during which he reviewed the Fifth Circuit class action decision and informed the parties that he intended to implement the decision in order to conclude this litigation. At the conclusion of the hearing Judge Clark ordered the parties to submit positions regarding the issues of attorney fees, a damage award and injunctive relief. Subsequently, Lufkin reviewed the plaintiff’s submissions which described the formula and underlying assumptions that supported their positions on attorney fees and damages. After careful review of the plaintiff’s submission to the court Lufkin continued to have significant differences regarding legal issues that materially impacted the plaintiff’s requests. As a result of these different results, the court requested further evidence from the parties regarding their positions in order to render a final decision.  The judge reviewed both parties arguments regarding legal fees, and awarded the plaintiffs an interim fee, but at a reduced level from the plaintiffs original request. Lufkin and the plaintiffs reconciled the majority of the differences and the damage calculations which also lowered the originally requested amounts of the plaintiffs on those matters.  Due to the resolution of certain legal proceedings on damages during the first half of 2009 and the District Court awarding the plaintiffs an interim award of attorney fees and cost totaling $5.8 million, Lufkin recorded an additional provision of $5.0 million in the first half of 2009 above the $6.0 million recorded in the fourth quarter of 2008. The plaintiffs filed an appeal of the District Court’s interim award of attorney fees with the Fifth Circuit. The Fifth Circuit subsequently dismissed these appeals on August 28, 2009 on the basis that an appealable final judgment in this case had not been issued.  The court commented that this issue can be reviewed with an appeal of final judgment.

On January 15, 2010, the U.S. District Court for the Eastern District of Texas notified Lufkin that it had entered a final judgment related to the Lufkin’s ongoing class-action lawsuit.  On January 15, 2010, the plaintiffs filed a notice of appeal with the Fifth Circuit of the District Court’s final judgment.  On January 21, 2010, Lufkin filed a notice of cross-appeal with the same court.

K 59

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

On July 7, 2011, in light of the United States Supreme Court’s decision in Wal-Mart Stores, Inc. v. Dukes, Lufkin moved to file supplemental briefs in the pending Fifth Circuit appeal to address two legal principles essential to plaintiffs’ theory of liability, which Lufkin believed were foreclosed by the Supreme Court’s Wal-Mart decision.  Plaintiffs filed an opposition to the motion.  On July 14, 2011, the Fifth Circuit denied Lufkin’s motion.

On August 8, 2011, the Fifth Circuit issued a final opinion on all appeals before the Court.  Lufkin filed a petition for certiorari to the United States Supreme Court on September 16, 2011.

On November 14, 2011, the United States Supreme Court denied Lufkin’s petition for certiorari.  The District Court subsequently entered an order on November 18, 2011, ordering Lufkin to distribute funds to class members in accordance with that Court’s January 15, 2010 final judgment.

On December 13, 2011, Lufkin entered into a settlement agreement with plaintiffs’ counsel, pursuant to which Lufkin agreed to pay aggregate attorney fees of approximately $2.7 million.  This amount covers all fees of plaintiffs’ counsel in respect of work performed prior to entry of the District Court’s final judgment on January 15, 2010, work performed since January 15, 2010, and all future work performed in connection with the action.  As previously disclosed, Lufkin has recorded provisions in the amount of approximately $900,000 for work performed by plaintiffs’ counsel since January 15, 2010.  As a result, the settlement resulted in a net pre-tax impact to Lufkin of approximately $1.8 million in the fourth quarter of 2011.

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

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.   In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.       Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).   On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in the Fifth Circuit  “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”   The parties are currently briefing that issue. Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court. Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s financial position.

K 60

Other Matters

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

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2011 and 2010, is as follows:

(Thousands of dollars)	2011	2010

Beginning balance	$3,620	$4,220

Claims paid or accrued	(3,032)	(3,213)
Additional warranties issued	4,225	3,244
Revisions in estimates	67	(678)
Foreign currency translation	(33)	47

Ending balance	$4,847	$3,620

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are:

(Thousands of dollars)

2012	$2,469
2013	3,714
2014	3,005
2015	2,359
2016	1,446

Thereafter	$4,473

Expenses for rentals and leases, including short-term rental contracts, were $9.9 million, $7.8 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital expenditures: As of December 31, 2011, the Company had contractual commitments for capital expenditures of $56.0 million and $3.0 million that are expected to be paid in 2012 and 2013, respectively.

K 61

(15) Business Segment Information
The Company operates with two business segments: Oilfield and Power Transmission. The two operating segments are supported by a common corporate group.  The accounting policies of the segments are the same as those described in the summary of major accounting policies.   Corporate expenses and certain assets are allocated to the operating segments primarily based upon third party revenues. Sales by geographic region are determined by the shipping destination of a product or the site of service work. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The following is a summary of key business segment and product group information:

(Thousands of dollars)	2011	2010	2009
Sales by segment:
Oilfield	$736,488	$477,867	$349,168
Power Transmission	195,647	167,776	172,191
Total sales	$932,135	$645,643	$521,359
Sales by geographic region:
United States	$582,947	$390,129	$290,924
Europe	64,926	46,799	50,362
Canada	88,317	33,668	19,039
Latin America	100,287	103,390	94,972
Middle East/North Africa	69,703	43,913	40,310
Other	25,955	27,744	25,752
Total sales	$932,135	$645,643	$521,359
Earnings (loss) before income taxes:
Oilfield	$91,278	$57,690	$21,405
Power Transmission	16,402	10,937	17,040
Corporate & Other*	(2,211)	(1,182)	(5,433)
Total earnings (loss) before income taxes	$105,469	$67,445	$33,012
Assets by segment:
Oilfield	$869,519	$376,324	$293,140
Power Transmission	153,429	134,004	128,789
Corporate & Other	73,757	110,114	118,850
Total assets	$1,096,705	$620,442	$540,779
Property, plant & equipment, net, by geographic region
United States	$175,921	$145,842	$121,419
Europe	86,213	33,051	14,827
Canada	69,047	8,655	9,072
Latin America	14,884	15,924	14,211
Other	365	245	241
Total P, P & E, net	$346,430	$203,717	$159,770
Capital expenditures by segment
Oilfield	$83,871	$43,938	$27,384
Power Transmission	5,995	8,445	12,168
Corporate & Other	13,693	7,980	273
Total capital expenditures	$103,559	$60,363	$39,825
Depreciation/amortization by segment:
Oilfield	$16,548	$13,484	$11,561
Power Transmission	6,893	6,752	5,951
Corporate & Other	825	922	945
Total depreciation/amortization	$24,266	$21,158	$18,457

K 62

Additional key segment information is presented below:

	Year Ended December 31, 2011

		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other*	Total

Gross sales	$743,545	$206,978	$-	$950,523
Inter-segment sales	(7,057)	(11,331)	-	(18,388)
Net sales	$736,488	$195,647	$-	$932,135

Operating income (loss)	$93,058	$16,298	$(1,878)	$107,478
Other (expense) income, net	(1,780)	104	(333)	(2,009)
Earnings (loss) before
income tax provision	$91,278	$16,402	$(2,211)	$105,469

	Year Ended December 31, 2010

		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other*	Total

Gross sales	$479,732	$171,155	$-	$650,887
Inter-segment sales	(1,865)	(3,379)	-	(5,244)
Net sales	$477,867	$167,776	$-	$645,643

Operating income (loss)	$57,749	$10,911	$(1,001)	$67,659
Other (expense) income, net	(59)	26	(181)	(214)
Earnings (loss) before
income tax provision	$57,690	$10,937	$(1,182)	$67,445

	Year Ended December 31, 2009
		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other*	Total

Gross sales	$351,766	$175,476	$-	$527,242
Inter-segment sales	(2,598)	(3,285)	-	(5,883)
Net sales	$349,168	$172,191	$-	$521,359

Operating income (loss)	$20,458	$16,966	$(6,000)	$31,424
Other income, net	947	74	567	1,588
Earnings (loss) before income tax provision	$21,405	$17,040	$(5,433)	$33,012

* Corporate & Other includes the litigation reserve.

K 63

The following table reconciles total assets for the years ended December 31:

(Thousands of dollars)	2011	2010	2009

Assets from continuing operations	$1,096,705	$620,442	$540,779

Assets from discontinued operations	-	636	811

Total assets	$1,096,705	$621,078	$541,590

(16) Concentrations of Credit Risk

The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the two segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. The Company is monitoring the payment practices of customers and is reviewing credit limits more frequently and conservatively than in prior periods. No customer represented over 10% of consolidated company sales as of December 31, 2011 and 2010.  At December 31, 2009, one customer represented 11.0% of the consolidated Company sales.

(17) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2011 and 2010:

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2011

Sales	$194.4	$226.8	$231.7	$279.3
Gross profit	46.2	57.4	53.9	69.0
Net earnings	12.4	18.5	14.4	20.7

Basic earnings per share	0.41	0.61	0.47	0.68
Diluted earnings per share	0.40	0.60	0.47	0.67

2010

Sales	$127.1	$152.9	$172.1	$193.5
Gross profit	28.6	37.3	43.3	49.2
Net earnings	6.0	10.6	12.6	14.3

Basic earnings per share	0.21	0.35	0.42	0.47
Diluted earnings per share	0.20	0.35	0.42	0.47

K 64

(18) Subsequent Events

Zenith Acquisition

On February 27, 2012, the Company announced that it had entered into a definitive agreement to acquire Zenith for $127 million in cash, net of acquired cash.  The parties have agreed that the transaction will close on February 29, 2012.  Zenith, based in Scotland, is a leading provider of down-hole monitoring, data gathering and control systems for artificial lift applications, including real-time optimization and control systems for ESPs and PCPs, as well as artificial lift completion systems for ESPs.  We expect that Zenith’s equipment will enhance our automation solutions by providing our surface automation equipment with real time data from down-hole.  This information will in turn allow our control systems to optimize the operation of artificial lift equipment, improving recovery rates and lowering operating costs for our customers.

The Company will fund this acquisition from its revolving credit facility. The Company may explore options for a longer term source of financing in the future.

The Company has not obtained the required information for the Zenith acquisition that would allow the disclosure of the purchase price allocation and other information as required by ASC-805.

Short Term Credit Agreement

On February 27, 2012, the Company entered into a new short term credit agreement in order to obtain a $25.0 million delayed draw temporary term loan to enhance its short-term liquidity.  Amounts borrowed under the delayed draw temporary term loan will be utilized, if necessary, for liquidity purposes.  As of February 27, 2012, no amount was drawn against this delayed draw temporary loan.

Amended and Restated Revolving Credit Facility

On February 27, 2012, the Company entered into an amendment to its Second Amended and Restated Credit Agreement.  Among other things, the amendment:

•	allowed the Company to enter into a definitive agreement to acquire Zenith;

•	allowed the Company to enter into our new short term credit agreement;

   •       modified the prepayment provisions in the Company’s Second Amended and Restated Credit Agreement to provide that the net cash proceeds from the issuance of equity securities will be applied, first, to repay the borrowings outstanding under its new short term credit agreement, if any, and second, to repay the borrowings outstanding under the revolving credit facility, with not less than 50% of any remainder being applied to repay the borrowings outstanding under its term loan; and

• amended the “Net Cash Proceeds” definition under its Second Amended and Restated Credit Agreement to extend it to proceeds from the issuance of equity securities.

K 65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

Item 9B. Other Information

None

K 66

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors is incorporated by reference from the information under the captions “Nominees for Director” and “Information About Current and Continuing Directors” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2011. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption  “Information About Current and Continuing Directors – Board Committees” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

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

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Executive Compensation,”  “Compensation Committee Report,” “Stock Option Plans,” “Compensation Committee Interlocks and Insider Participation,” “Board Committees” and “Director Compensation” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2011, there have been no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Current and Continuing Directors” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Report of the Audit Committee” and “Independent Public Accountants” in the Proxy Statement.

K 67

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

2.   Fnancial Statement Schedules

 Schedule II- Valuation and Qualifying Accounts

 All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported are included in the consolidated financial statements and notes thereto.

3.    Exhibit

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

K 68

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

K 69

*10.15
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford included as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 1, 2010 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.16
Severance Agreement, dated as of May 9, 2011, between Lufkin Industries, Inc. and Alejandro "Alex" Cestero included as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 9, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17
Severance Agreement, dated as of September 23, 2011, between Lufkin Industries, Inc. and C.D. "Bud" Hay included as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

10.18
Amended and Restated Credit Agreement dated as of November 30, 2011, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company's current report on Form 8-K filed on December 13, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

K 70

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2011	$260	(57)	11	(89)	$125
Year Ended December 31, 2010	240	(93)	-	113	260
Year Ended December 31, 2009	$735	(1,844)	-	1,349	$240

Inventory: Valuation Reserves:

Year Ended December 31, 2011	$2,383	229	556	(24)	$3,144
Year Ended December 31, 2010	2,643	(224)	-	(36)	2,383
Year Ended December 31, 2009	$4,535	100	-	(1,992)	$2,643

Inventory: LIFO Reserves:

Year Ended December 31, 2011	$28,776	3,327	-	-	$32,103
Year Ended December 31, 2010	29,961	(1,185)	-	-	28,776
Year Ended December 31, 2009	$32,926	(2,965)	-	-	$29,961

K 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY	/s/ Christopher L. Boone
Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ J. F. Glick	President/Chief Executive Officer	February 27, 2012
	J. F. Glick	(Principal Executive Officer)

By	/s/ C. L. Boone	Vice President/Chief Financial Officer	February 27, 2012
	C. L. Boone	(Principal Financial and Accounting Officer)

By	/s/ D. V. Smith	Chairman of the Board of Directors	February 27, 2012
D. V. Smith

By	/s/ J. F. Anderson	Director	February 27, 2012
J.F. Anderson

By	/s/ S. V. Baer	Director	February 27, 2012
S. V. Baer

By	/s/ J. D. Hofmeister	Director	February 27, 2012
J. D. Hofmeister

By	/s/ J. T. Jongebloed	Director	February 27, 2012
J. T. Jongebloed

By	/s/ J. H. Lollar	Director	February 27, 2012
J. H. Lollar

By	/s/ R. R. Stewart	Director	February 27, 2012
R. R. Stewart

By	/s/ H. J. Trout, Jr.	Director	February 27, 2012
H. J. Trout, Jr.

By	/s/ T. E. Wiener	Director	February 27, 2012
T. E. Wiener

K 72

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

K 73

INDEX TO EXHIBITS

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

*10.16
Severance Agreement, dated as of May 9, 2011, between Lufkin Industries, Inc. and Alejandro "Alex" Cestero included as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 9, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

*10.17
Severance Agreement, dated as of September 23, 2011, between Lufkin Industries, Inc. and C.D. "Bud" Hay included as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

K 74

INDEX TO EXHIBITS

10.18
Amended and Restated Credit Agreement dated as of November 30, 2011, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company's current report on Form 8-K filed on December 13, 2011 (File No. 0-02612), which exhibit is incorporated herein by reference.

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

 K 75