Form 10-Q
period 2012-03-31
LUFKIN INDUSTRIES INC
filed 2012-05-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      X                   Accelerated filer ______
Non-accelerated filer ______Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____ No     X

There were 33,596,197 shares of Common Stock, $1.00 par value per share, outstanding as of May 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	March 31,	December 31,
Assets	2012	2011
Current Assets:
Cash and cash equivalents	$62,705	$38,438
Receivables, net	235,763	216,607
Income tax receivable	6,672	6,732
Inventories	192,564	166,148
Deferred income tax assets	1,724	1,140
Other current assets	10,381	6,417
Total current assets	509,809	435,482

Property, plant and equipment, net	371,171	346,430
Goodwill, net	336,320	232,932
Other assets, net	129,708	81,861
Total assets	$1,347,008	$1,096,705

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$93,640	$65,065
Current portion of long-term debt	19,688	17,500
Accrued liabilities:
Payroll and benefits	16,607	17,610
Warranty expenses	5,852	4,847
Taxes payable	12,947	10,536
Other	23,449	26,194
Total current liabilities	172,183	141,752

Long-term debt	295,156	332,500
Deferred income tax liabilities	4,954	3,886
Postretirement benefits	7,532	7,515
Other liabilities	110,553	103,519

Shareholders' equity:

Common stock, $1.00 par value per share; 120,000,000 shares authorized; 35,357,233 and 32,317,467 shares issued , respectively	35,357	32,318
Capital in excess par	314,649	87,598
Retained earnings	508,518	501,455
Treasury stock, 1,822,336 and 1,824,336 shares, respectively, at cost	(34,827)	(34,902)
Accumulated other comprehensive loss	(67,067)	(78,936)
Total shareholders' equity	756,630	507,533
Total liabilities and shareholders' equity	$1,347,008	$1,096,705

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2012	2011

Sales	$279,536	$194,397

Cost of sales	211,997	148,204

Gross profit	67,539	46,193

Selling, general and administrative expenses	36,227	26,740
Acquisition expenses	7,318	-

Operating income	23,994	19,453

Interest income	31	28
Interest expense	(3,339)	(169)
Other (expense) income, net	(460)	65

Earnings before income tax provision	20,226	19,377

Income tax provision	9,332	6,976

Net earnings	$10,894	$12,401

Net earnings per share:

Basic	$0.35	$0.41

Diluted	$0.34	$0.40

Dividends per share	$0.125	$0.125

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2012	2011

Net earnings	$10,894	$12,401

Other comprehensive income

Foreign currency translation adjustments	10,352	2,685

Defined benefit pension plans:
Amortization of prior service cost included in net periodic benefit cost	232	236
Amortization of unrecognized net loss included in net periodic benefit cost	2,203	909
Income tax (expense) related to defined benefit pension plans	(898)	(424)

Total defined benefit pension plans	1,537	721

Defined benefit postretirement plans:
Amortization of prior service cost included in net periodic benefit cost	13	13
Amortization of unrecognized net gain included in net periodic benefit cost	(45)	(61)
Income tax benefit related to defined benefit postretirement plans	12	18

Total defined benefit postretirement plans	(20)	(30)

Total other comprehensive income	11,869	3,376

Total comprehensive income	$22,763	$15,777

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$10,894	$12,401
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,294	5,667
Provision for losses on receivables	20	77
LIFO expense	1,000	1,000
Deferred income tax benefit	(575)	(312)
Excess tax benefit from share-based compensation	(731)	(2,270)
Share-based compensation expense	1,619	871
Pension expense	4,090	2,170
Postretirement obligation	71	186
(Gain) loss on disposition of property, plant and equipment	(167)	41
Changes in:
Receivables, net	(4,384)	(4,708)
Income tax receivable	70	103
Inventories	(20,718)	(15,270)
Other current assets	(8,328)	(1,581)
Accounts payable	23,451	18,269
Accrued liabilities	(1,452)	4,421
Net cash provided by operating activities	15,154	21,065

Cash flows from investing activites:
Additions to property, plant and equipment	(24,433)	(26,196)
Proceeds from disposition of property, plant and equipment	182	59
Decrease in other assets	(736)	(190)
Acquisition of other companies	(147,333)	(1,500)
Net cash used in investing activities	(172,320)	(27,827)

Cash flows from financing activites:
Payments of notes payable	(35,157)	-
Dividends paid	(3,831)	(3,803)
Excess tax benefit from share-based compensation	731	2,270
Proceeds from exercise of stock options	1,533	3,977
Proceeds from equity offering	217,565	-
Net cash provided by financing activities	180,841	2,444

Effect of translation on cash and cash equivalents	592	484

Net increase (decrease) in cash and cash equivalents	24,267	(3,834)

Cash and cash equivalents at beginning of period	38,438	88,592

Cash and cash equivalents at end of period	$62,705	$84,758

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

2. Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – (“ASU 2011-05’), which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, which differs from our current presentation within the statement of stockholders’ equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early application permitted.  The Company adopted ASU 2011-05 on January 1, 2012 and has presented consolidated net earnings and consolidated comprehensive income in two separate, but consecutive, statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted ASU 2011-12 on January 1, 2012.  The adoption of ASU 2011-12 did not have a material impact on the statement of other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company will adopt this ASU for the 2012 goodwill impairment testing and is evaluating the options provided in the ASU.

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

On December 1, 2011, the Company completed the acquisition of Quinn’s Oilfield Supply Ltd., including certain affiliates (“Quinn’s”), a Canadian corporation based in Red Deer, Alberta, Canada.  Quinn’s is one of the largest reciprocating rod pump manufacturers in North America and also manufactures and distributes progressive cavity pumps (“PCPs”) and related equipment.

The Quinn’s preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Quinn’s, which are required to be completed by December 2012, are not expected to result in material changes to the preliminary allocations.

On January 19, 2012, the Company completed the acquisition of Datac Instrumentation Limited (“Datac”) and RealFlex Technologies Limited (“Realflex”).  Datac, based in Dublin, Ireland, is a solutions company serving the oil and gas, power, water and waste water, and transportation and marine industries that provides systems integration for supervisory control and data acquisition (“SCADA”).  RealFlex, also based in Dublin, provides real-time software packages for SCADA and process control applications.

The Datac and Realflex acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$18,586
Common stock paid at closing	8,414
Total consideration paid	$27,000

The Company issued 116,716 restricted shares at a value of $72.09 per share. The restrictions on the shares will lapse no later than six months after closing.

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $20.4 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$27,000

Receivables	323
Inventories	449
Other current assets	82
Property, plant and equipment	34
Non-compete agreements and trademarks	350
Customer relationships and contracts	5,983
Indemnification asset	5,500
Accounts payable	(136)
Other accrued liabilities	(484)
Uncertain tax liabilities	(5,500)

Goodwill recorded	$20,399

In connection with the Datac acquisition, the Company identified uncertain tax liabilities related to previous tax years. As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars. In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

Datac’s newly developed SCADA information server is designed to integrate into multiple SCADA platforms via industry standard protocols.  It represents the next generation of automation and is anticipated to become the future platform for Lufkin’s application server.  These acquisitions will also expand the automation footprint into other energy-related industries such as power, water and waste water.

The Datac and Realflex preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Datac and Realflex, which are required to be completed by January 2013, are not expected to result in material changes to the preliminary allocations.

On February 29, 2012, the Company completed the acquisition of Zenith Oilfield Technology Ltd (“Zenith”).  Zenith, based in Aberdeen, Scotland, is an international provider of innovative technology and products for the monitoring and analysis of down-hole data and related completion products for the oilfield artificial lift market.

The Zenith acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consists of the following (in thousands of dollars):

Cash paid at closing, net	$133,972
Total consideration paid	$133,972

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $77.9 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

Purchase price	$133,972

Receivables	13,236
Inventories	4,226
Other current assets	7,711
Property, plant and equipment	518
Non-compete agreements and trademarks	3,614
Customer relationships and contracts	32,665
Other long term assets	355
Accounts payable	(3,698)
Other accrued liabilities	(2,554)

Goodwill recorded	$77,899

The Zenith preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management. The final valuations for Zenith, which are required to be completed by February 2013, are not expected to result in material changes to the preliminary allocations.

Supplemental Pro Forma Data

Revenues and earnings to date for the Pentagon, Datac, Realflex, and Zenith acquisition are not material and pro forma information is not provided. Results of operations for all acquisitions have been included in the Company’s financial statements for periods subsequent to the effective date of the acquisition. The following unaudited supplemental pro forma data (“pro forma data”) presents consolidated information as if the Quinn’s acquisition had been completed on January 1, 2011:

LUFKIN INDUSTRIES, INC.
PRO FORMA

Three months ended March 31, 2011
(Thousands of dollars, except per share data)

2011

Sales	$267,656
Net earnings	$18,900

Diluted earnings per share from continuing operations	$0.61

The pro forma data was prepared based on the historical financial information of Quinn’s and Lufkin and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma data is not necessarily indicative of what Quinn’s results of operations actually would have been had the transactions been completed on January 1, 2011. Additionally, the pro forma data does not project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions. The pro forma data reflects the application of the following adjustments:

·	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.
·	Increase in interest expense resulting from the issuance of debt to finance the purchase price, as well as the amortization of related deferred financing costs.
·	Elimination of transaction costs incurred in 2011 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

4. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31,	December 31,
	2012	2011

Accounts receivable	$233,585	$214,608
Notes receivable	-	16
Other receivables	2,981	2,108
Gross receivables	236,566	216,732

Allowance for doubtful accounts receivable	(803)	(125)
Net receivables	$235,763	$216,607

Bad debt expense related to receivables for the three months ended March 31, 2012 and 2011 was negligible and $0.1 million, respectively.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31,	December 31,
	2012	2011
Gross inventories @ FIFO:
Finished goods	$16,389	$11,914
Work in progress	32,223	27,749
Raw materials & component parts	164,542	144,731
Maintenance, tooling & supplies	17,062	17,001
Total gross inventories @ FIFO	230,216	201,395
Less reserves:
LIFO	33,103	32,103
Valuation	4,549	3,144
Total inventories as reported	$192,564	$166,148

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $110.8 million and $97.9 million at March 31, 2012 and December 31, 2011, respectively.

6. Property, Plant & Equipment

The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	March 31,	December 31,
	2012	2011

Land	$27,898	$28,021
Land improvements	17,411	17,376
Buildings	227,735	212,428
Machinery and equipment	324,490	310,352
Furniture and fixtures	9,128	9,144
Computer equipment and software	38,614	36,942
Total property, plant and equipment	645,276	614,263
Less accumulated depreciation	(274,105)	(267,833)
Total property, plant and equipment, net	$371,171	$346,430

Depreciation expense related to property, plant and equipment was $7.2 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2012, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of December 31, 2011	$225,770	$7,162	$232,932

Goodwill acquired during the period	98,297		98,297
Foreign currency translation	5,024	67	5,091
Balance as of March 31, 2012	$329,091	$7,229	$336,320

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	March 31, 2012			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$10,222	$1,211	$9,011	6.5
Customer relationships and contracts	111,468	5,583	105,885	9.5

	$121,690	$6,794	$114,896	8.0

				Weighted
	December 31, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$6,258	$1,091	$5,167	5.1
Customer relationships and contracts	72,818	4,572	68,246	9.6

	$79,076	$5,663	$73,413	7.4

Amortization expense of intangible assets was approximately $3.1 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Expected amortization for the remainder of the fiscal year ending December 31, 2012 is $11.8 million. Expected amortization expense by year is (in thousands of dollars):

For the year ended December 31, 2013	$15,288
For the year ended December 31, 2014	14,640
For the year ended December 31, 2015	14,603
For the year ended December 31, 2016	14,510
For the year ended December 31, 2017	14,155
Thereafter	$29,949

8. Other Current Accrued Liabilities

The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	March 31,	December 31,
	2012	2011

Customer prepayments	$6,903	$10,659
Litigation reserves	-	2,743
Deferred compensation & benefit plans	7,508	6,884
Accrued hold back & royalty consideration	670	2,219
Accrued interest	3,318	-
Other accrued liabilities	5,050	3,689

Total other current accrued liabilities	$23,449	$26,194

9. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	March 31,	December 31,
	2012	2011

Long-term notes payable	$314,844	$350,000
Less current portion of long-term debt	(19,688)	(17,500)

Long-term debt	$295,156	$332,500

Scheduled maturities of long-term debt in future years as of March 31, 2012 are as follows (in thousands of dollars):

2013	$19,688
2014	52,500
2015	87,500
2016	135,468

Total	$295,156

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides for up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien on, security interest in and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of March 31, 2012, $314.8 million of the term loan was outstanding and there was $15.1 million in letters of credit outstanding against the revolving credit facility.  As of March 31, 2012 the interest rate was 3.0% on the credit facility and the Company paid $3.3 million of interest expense in the quarter ended March 31, 2012.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of March 31, 2012 and had borrowing capacity of $159.9 million.

During the quarter ended March 31, 2012, the Company completed an equity offering, which resulted in the issuance of 2,875,000 shares and net proceeds of $217.6 million. We used $30.8 million of these proceeds for the repayment of outstanding debt.

10. Retirement Benefits

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011 and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through March 31, 2012. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company’s and participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $3.3 million and $1.2 million in the three months ended March 31, 2012 and 2011, respectively.  The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2012	2011	2012	2011

Service cost	$2,151	$1,672	$57	$48
Interest cost	2,905	3,012	74	77
Expected return on plan assets	(3,230)	(3,404)	-	-
Amortization of prior service cost	232	236	13	13
Amortization of unrecognized net loss (gain)	2,203	909	(45)	(61)

Net periodic benefit cost	$4,261	$2,425	$99	$77

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to make contributions of between $16.0 million and $20.0 million to its pension plans in 2012. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2012. As of March 31, 2012, the Company had made contributions of $0.1 million to its pension plans and $0.1 million to its postretirement plan.  The Company presently anticipates making additional contributions of between $15.9 million and $19.9 million to its pension plans and $0.4 million to its postretirement plan during the remainder of 2012.

11. Legal Proceedings

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

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.   In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.       Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).   On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”   Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court. Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s financial position.

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

12. Accumulated Comprehensive Income

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2011	$1,761	$(81,813)	$1,116	$(78,936)
Current-period change	10,352	1,537	(20)	11,869

Balance, March 31, 2012	$12,113	$(80,276)	$1,096	$(67,067)

13. Net Earnings Per Share

A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2012 and 2011 are illustrated below:

	Three Months Ended
	March 31,
	2012	2011

Weighted average common shares outstanding for basic EPS	31,399,249	30,375,003
Effect of dilutive securities: employee stock options	412,883	424,832

Adjusted weighted average common shares outstanding for diluted EPS	31,812,132	30,799,835

Weighted options to purchase a total of 400,529 and 43,967 shares of the Company’s common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

14. Stock Compensation Plans

The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. Unrestricted options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.  The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock.  As of March 31, 2012, there was $2.6 million of total unrecognized compensation expense related to restricted stock.  The cost is expected to be recognized over a weighted-average period of 2.4 years.

The following table is a summary of the stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended
	March 31,
	2012	2011

Stock-based compensation expense	$1,619	$871
Tax benefit	(599)	(322)
Stock-based compensation expense, net of tax	$1,020	$549

There were no option grants during the first three months of 2012. The fair value of each option grant during the first three months of 2011 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

2011

Expected dividend yield	0.80%
Expected stock price volatility	48.6% - 57.6%
Risk free interest rate	0.86% - 2.39%
Expected life options	2 - 5 years
Weighted-average fair value per share at grant date	$24.31

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

A summary of stock option activity under the plans during the three months ended March 31, 2012, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2012	1,504,311	$42.26
Granted	-	-
Exercised	(50,051)	30.64
Forfeited or expired	(6,750)	42.46
Outstanding at March 31, 2012	1,447,510	$42.66	7.7	$55,196
Exercisable at March 31, 2012	702,437	$34.91	6.6	$32,216

As of March 31, 2012, there was $11.2 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.19 years. The intrinsic value of stock options exercised in the first three months of 2012 was $2.5 million.

15. Uncertain Tax Positions

As of December 31, 2011, the Company had approximately $2.1 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of March 31, 2012, the Company had approximately $3.4 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2012	$2,060

Gross increases- current year tax positions	1,343
Gross increases- tax positions from prior periods	4

Balance at March 31, 2012	$3,407

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $0.4 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2011.  Negligible interest and penalties were recognized during the three months ended March 31, 2012.

16. Segment Data

The Company operates with in business segments - Oil Field and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2012

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$240,290	$47,936	$-	$288,226
Inter-segment sales	(4,283)	(4,407)	-	(8,690)
Net sales	$236,007	$43,529	$-	$279,536

Operating income	$22,473	$1,521	$-	$23,994
Other (expense) income, net	(3,178)	(14)	(576)	(3,768)

Earnings (loss) before income tax provision	$19,295	$1,507	$(576)	$20,226

Three Months Ended March 31, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$155,183	$42,619	$-	$197,802
Inter-segment sales	(1,461)	(1,944)	-	(3,405)
Net sales	$153,722	$40,675	$-	$194,397

Operating income	$17,194	$2,259	$-	$19,453
Other income (expense), net	41	(11)	(106)	(76)

Earnings (loss) before income tax provision	$17,235	$2,248	$(106)	$19,377

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

·
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

·
Continue to expand the Company’s global reach. The Company intends to continue to expand its global reach by establishing manufacturing, engineering and service platforms on three continents, which will in turn support a network of regional service centers in areas with high actual or potential demand for artificial lift solutions.  These platforms include:

o	Lufkin, Texas, which supports its operations in the United States and Canada;

o	Comodoro Rivadavia, Argentina, which supports its operations in South America;

o	Ploiesti, Romania and Eastern France, which support or will support the Company’s operations in Europe, the Middle East, North Africa and elsewhere in the Eastern Hemisphere.

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

·
Expand the Company’s portfolio of artificial lift products and solutions through acquisitions and internal development.  The Company intends to continue to selectively pursue acquisitions that increase its exposure to the most important growth trends in the industry, fill critical product gaps and expand its geographic scope.  Since the beginning of 2009 the Company has successfully acquired and integrated several businesses across both its segments, including Pentagon and Quinn’s reciprocating down-hole pump and PCP businesses.  In 2012, the Company completed the acquisitions of Datac, RealFlex and Zenith.  The Company believes these transactions demonstrate its ability to identify and complete strategic transactions that are consistent with its long-term strategy.

·
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

Trends/Outlook

The Company’s business is largely dependent on the level of capital expenditures in the energy industry, which affects the drilling of new wells, the use of artificial lift technologies to improve the recovery from existing wells and the construction of new energy infrastructure.  The Company believes the significant trends impacting its industry include the following:

·	World oil and natural gas consumption continues to increase, driven by growing economies in emerging markets;

·	Growing economies are creating the need for large-scale energy infrastructure projects, such as refineries and LNG facilities; and

·	Natural gas is gaining market share as a source of fuel for power generation.

In addition, the following trends are influencing demand for artificial lift solutions:

·	Producers are increasingly focused on optimizing the ultimate recoveries from mature oilfields, such as the Permian Basin in west Texas and in central California;

·
North American exploration and production activity is shifting toward unconventional plays such as the Bakken and Eagle Ford Shale formations, which often require some form of artificial lift earlier in the production life of the well than production from a conventional reservoir does.  This trend towards shale exploration is expected to spread globally in coming years; and

·	Producers are facing a shortage of experienced personnel due to retirements, and are increasingly relying on outside expertise.

We believe the outlook for the global energy industry is favorable.  According to the EIA, oil was the single most significant component of world energy consumption in 2010, representing 34% of total demand.  Forecasts published by the EIA anticipate that worldwide demand for oil will grow 28% from 87.4 million barrels per day in 2010 to 112.2 million barrels per day in 2035.

As more readily accessible oil reserves are depleted, producers have been required to make increasing investments in order to maintain their production and increase their reserves to meet the growing demand for energy resources worldwide.  As a result, many producers are focused on extending the ultimate recovery from existing producing wells, through enhanced oil recovery methods such as infill drilling, CO2 injection and artificial lift, as a profitable alternative to finding and developing new reservoirs.  The benefits of enhanced oil recovery can be dramatic.    For example, according to BP, the average recovery factor for a typical oil reservoir is only 35%, and a 5% increase in the average recovery factor for all reservoirs would add an estimated 300 to 600 billion additional barrels of oil to the global reserve pool, an amount equal to the total reserves that have been attributable to all discoveries over the last 20 years.

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

Overall, sales for the first quarter of 2012 increased to $279.5 million from $194.4 million for 2010, or 43.8%. This increase was primarily driven by higher sales of Oilfield products and services in the North American markets and the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012.

Gross margin for the first quarter of 2012 increased to 24.2% from 23.8% for the first quarter of 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $36.3 million during the first quarter of 2012 from $26.7 million during the first quarter of 2011. This increase was primarily related to resources added from the acquisitions and higher costs of the new ERP system and related post-implementation support costs.  As a percentage of sales, selling, general and administrative expenses decreased to 13.0% during the first quarter of 2012 compared to 13.8% during the first quarter of 2011.

The Company reported net earnings of $10.9 million, or $0.34 per share (diluted), for the first quarter of 2012, compared to net earnings of $12.4 million, or $0.40 per share (diluted), for the first quarter of 2011.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Sales
Oil Field	$236,007	$153,722	$82,285	53.5
Power Transmission	43,529	40,675	2,854	7.0
Total	$279,536	$194,397	$85,139	43.8

Gross Profit
Oil Field	$56,200	$34,955	$21,245	60.8
Power Transmission	11,339	11,238	101	0.9
Total	$67,539	$46,193	$21,346	46.2

Oilfield

Oilfield sales increased to $236.0 million, or 53.5%, for the quarter ended March 31, 2012, from $153.7 million for the quarter ended March 31, 2011. New pumping unit sales for the first quarter of 2012 were $110.3 million, up $28.2 million, or 34.3%, compared to $82.1 million during the first quarter of 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian fields. For the first quarter of 2012, pumping unit service sales of $32.7 million were up $4.2 million, or 14.6%, compared to $28.5 million during the first quarter of 2011 from higher installation and general field activity.  Automation sales of $35.3 million during the first quarter of 2012 were up $3.9 million, or 12.6%, compared to $31.4 million during the first quarter of 2011 from the Datac, Realflex and Zenith acquisitions completed in the first quarter of 2012. Sales from gas and plunger lift equipment of $9.8 million during the first quarter of 2012 were up $2.4 million, or 33.3%, compared to $7.3 million in the first quarter of 2011.  Sales from Quinn for the first quarter of 2012, which was acquired in the fourth quarter of 2011, were $43.3 million. Commercial casting sales of $4.6 million during the first quarter of 2012 were up $0.2 million, or 5.3%, compared to $4.4 million during the first quarter of 2011.  Oilfield’s backlog increased to $207.1 million as of March 31, 2012 from $164.2 million at December 31, 2011. The increase was due to higher orders for pumping units in the North American market.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 23.8% for quarter ended March 31, 2012, compared to 22.7% for the quarter ended March 31, 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Direct selling, general and administrative expenses for Oilfield increased to $17.3 million, or 43.9%, for the quarter ended March 31, 2012, from $12.0 million for the quarter ended March 31, 2011. This increase was due to resources added from the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012. Direct selling, general and administrative expenses as a percentage of sales decreased to 7.3% for the quarter ended March 31, 2012, from 7.8% for the quarter ended March 31, 2011.

Power Transmission

Power Transmission sales increased to $43.5 million, or 7.0%, for the quarter ended March 31, 2012, compared to $40.7 million for the quarter ended March 31, 2011. New unit sales of $30.2 million during 2012 were up $3.6 million, or 13.7%, compared to $26.6 million during the first quarter of 2011, as demand for high-speed units for the energy markets improved. Repair and service sales of $11.6 million for the quarter ended March 31, 2012, were down $1.4 million, or 10.5%, compared to $13.0 million for the quarter ended March 31, 2011.  Bearing sales of $1.7 million for the quarter ended March 31, 2012 were flat as compared to the sales for the quarter ended March 31, 2011.  Power Transmission backlog at March 31, 2012 increased to $120.5 million from $107.4 million at December 31, 2011, primarily from increased bookings of new units for the energy-related markets.

Gross margin for Power Transmission decreased to 26.0% for the quarter ended March 31, 2012, compared to 27.6% for the quarter ended March 31, 2011, or 1.6 percentage points. This decrease is primarily related to production inefficiencies in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission decreased to $7.0 million, or 2.7%, for the quarter ended March 31, 2012, from $7.2 million for the quarter ended March 31, 2011. Direct selling, general and administrative expenses as a percentage of sales decreased to 16.1% for the quarter ended March 31, 2012, from 17.7% for the quarter ended March 31, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $12.0 million for the quarter ended March 31, 2012, an increase of $4.5 million, or 59.3%, from $7.5 million for the quarter ended March 31, 2011, primarily due to higher employee related expenses, higher support and depreciation on the new ERP system and post-implementation support on the new ERP system.

Interest income, interest expense and other income and expense for the quarter ended March 31, 2012 increased to $3.1 million of expense compared to $0.5 million of expense for the quarter ended March 31, 2011. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions.

The net tax rate for the quarter ended March 31, 2012 was 35.0% compared to 36.0% for the quarter ended March 31, 2011. This decrease is primarily due to the favorable benefit of income earned in lower-tax jurisdictions.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2012, and the foreseeable future.

The Company’s cash balance totaled $62.7 million at March 31, 2012, compared to $38.4 million at December 31, 2011. For the three months ended March 31, 2012, net cash provided by operating activities was $15.2 million, net cash used in investing activities totaled $172.3 million and net cash provided by financing activities amounted to $180.8 million. Significant components of cash provided by operating activities for the three months ended March 31, 2012 included net earnings from continuing operations, adjusted for non-cash expenses, of $26.5 million and an increase in working capital of $11.4 million. This working capital increase was primarily due to an increase in inventory and other current asset balances of $20.7 million and $8.3 million, respectively, partially offset by an increase in accounts payable and accrued liabilities of $22.0 million.

Net cash used in investing activities for the three months ended March 31, 2012 included net capital expenditures totaling $24.4 million, acquisition expenses totaling $145.8 million and a holdback payment of $1.5 million related to ILS. Capital expenditures in the first three months of 2012 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2012 are projected to be in the $80 to $90 million range, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional geographic and product line expansion opportunities that could require significant capital spending or acquisition funding over several years. These additional expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash provided by financing activities for the three months ended March 31, 2012 include note payments that total $35.2 million, dividend payments of $3.8 million, or $0.125 per share, and proceeds from an equity offering of $217.6 million.

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of March 31, 2012, $314.8 million of the term loan was outstanding and there was $15.1 million in letters of credit outstanding against the revolving credit facility.  As of March 31, 2012 the interest rate was 3.0% on the credit facility and the Company paid $3.3 million of interest expense in the quarter ended March 31, 2012.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of March 31, 2012 and had borrowing capacity of $159.9 million.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements (unaudited).

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are presented in Management’s Discussion and Analysis of financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Undue reliance should not be placed on forward-looking statements. Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include, but are not limited to:

·	oil prices;
·	declines in domestic and worldwide oil and gas drilling;
·	capital spending levels of oil producers;
·	availability and prices for raw materials;
·	the inherent dangers and complexities of the Company’s operations;
·	uninsured judgments or a rise in insurance premiums;
·	the inability to effectively integrate acquisitions;
·	labor disruptions and increasing labor costs;
·	the availability of qualified and skilled labor;
·	disruption of the Company’s operating facilities or management information systems;
·	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
·	currency exchange rate fluctuations in the markets in which the Company operates;
·
changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates;

·	costs related to legal and administrative proceedings, including adverse judgments against the Company if the Company fails to prevail in reversing such judgments; and
·
general industry, political and economic conditions in the markets where the Company’s procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

These and other risks are described in greater detail in “Risk Factors” included elsewhere in this quarterly report on Form 10-Q. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. The Company has exposure on its line of credit under its Bank Facility, due to the fact that the interest rate in variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

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

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of March 31, 2012, this inter-company debt was comprised of a $0.1 million receivable and a $5.6 million receivable from France and Canada, respectively. As of March 31, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.4 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.4 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.2 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.2 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as March 31, 2012, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

During the first quarter of 2012, the Company implemented SAP, an integrated enterprise resource planning (ERP) system, at the Company’s facilities in the United States and Canada resulting in significant changes to its business processes and therefore its controls.  In connection with the transition to the new ERP system, the Company implemented certain compensating manual procedures and controls to ensure the effectiveness of the Company’s internal control over financial reporting.  Once the transition is completed, the Company believes these compensating procedures and controls will no longer be required.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.   In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration. Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).   On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”   Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court. Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s financial position.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 6.  Exhibits.

***2.1
Agreement relating to the sale and purchase of the entire issued share capital of Zenith Oilfield Technology, Ltd, dated February 27, 2012, among Lufkin Industries Holdings UK Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 2, 2012 (File No. 0-02612)).

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

***10.1
Agreement and Second Amendment to Second Amended and Restated Credit Agreement, dated February 27, 2012, among Lufkin Industries, Inc., Lufkin Finance (US) LP, the lenders party thereto and JPMorgan Chase Bank, N.A.

***10.2	Short-Term Credit Agreement, dated February 27, 2012, among Lufkin Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 10, 2012

LUFKIN INDUSTRIES, INC.

By: /s/ Christopher L. Boone
    Christopher L. Boone
    Signing on behalf of the registrant and as
    Vice President/Chief Financial Officer
    (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

***2.1
Agreement relating to the sale and purchase of the entire issued share capital of Zenith Oilfield Technology, Ltd, dated February 27, 2012, among Lufkin Industries Holdings UK Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 2, 2012 (File No. 0-02612)).

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

***10.1
Agreement and Second Amendment to Second Amended and Restated Credit Agreement, dated February 27, 2012, among Lufkin Industries, Inc., Lufkin Finance (US) LP, the lenders party thereto and JPMorgan Chase Bank, N.A.

***10.2	Short-Term Credit Agreement, dated February 27, 2012, among Lufkin Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference