Form 10-Q
period 2012-06-30
LUFKIN INDUSTRIES INC
filed 2012-08-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer      X                   Accelerated filer ______
Non-accelerated filer _____Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____    No    X

There were 33,615,000 shares of Common Stock, $1.00 par value per share, outstanding as of August 7, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	June 30,	December 31,
Assets	2012	2011
Current Assets:
Cash and cash equivalents	$54,387	$38,438
Receivables, net	230,724	216,607
Income tax receivable	6,680	6,732
Inventories	215,621	166,148
Deferred income tax assets	2,331	1,140
Other current assets	22,117	6,417
Total current assets	531,860	435,482

Property, plant and equipment, net	379,215	346,430
Goodwill, net	330,930	232,932
Other assets, net	123,235	81,861
Total assets	$1,365,240	$1,096,705

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$81,557	$65,065
Current portion of long-term debt	21,875	17,500
Accrued liabilities:
Payroll and benefits	20,000	17,610
Warranty expenses	5,788	4,847
Taxes payable	7,687	10,536
Other	25,090	26,194
Total current liabilities	161,997	141,752

Long-term debt	313,579	332,500
Deferred income tax liabilities	1,708	3,886
Postretirement benefits	7,575	7,515
Pension benefits	98,056	83,579
Other liabilities	25,413	19,940

Shareholders' equity:

Common stock, $1.00 par value per share; 120,000,000 shares authorized;
35,365,892 and 32,317,467 shares issued , respectively	35,366	32,318
Capital in excess of par	316,761	87,598
Retained earnings	523,638	501,455
Treasury stock, 1,818,336 and 1,824,336 shares, respectively, at cost	(34,553)	(34,902)
Accumulated other comprehensive loss	(84,300)	(78,936)
Total shareholders' equity	756,912	507,533
Total liabilities and shareholders' equity	$1,365,240	$1,096,705

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$305,644	$226,760	$585,180	$421,156

Cost of sales	229,111	169,395	441,110	317,599

Gross profit	76,533	57,365	144,070	103,557

Selling, general and administrative expenses	40,963	28,348	77,188	55,087
Legal expenses	340		340
Acquisition expenses	1,375	-	8,693

Operating income	33,855	29,017	57,849	48,470

Interest income	14	33	46	61
Interest expense	(3,125)	(63)	(6,464)	(233)
Other (expense) income, net	(293)	(158)	(754)	(93)

Earnings before income tax provision	30,451	28,829	50,677	48,205

Income tax provision	11,138	10,378	20,470	17,354

Net earnings	$19,313	$18,451	$30,207	$30,851

Net earnings per share:

Basic	$0.57	$0.61	$0.93	$1.01

Diluted	$0.57	$0.60	$0.92	$1.00

Dividends per share	$0.125	$0.125	$0.250	$0.250

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$19,313	$18,451	$30,207	$30,851

Other comprehensive (loss) income

Foreign currency translation adjustments	(12,010)	989	(1,658)	3,674

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	232	236	465	473
Amortization of unrecognized net loss included in net periodic benefit cost	(8,453)	(2,516)	(5,305)	(1,607)
Income tax (expense) related to defined benefit pension plans	3,025	844	1,181	419

Total defined benefit pension plans	(5,196)	(1,436)	(3,659)	(715)

Defined benefit postretirement plans:

Amortization of prior service cost included	13	13	26	25

Amortization of unrecognized net gain included in net periodic benefit cost	(45)	(295)	(89)	(356)
Income tax benefit related to defined benefit postretirement plans	5	104	16	123

Total defined benefit postretirement plans	(27)	(178)	(47)	(208)

Total other comprehensive (loss) income	(17,233)	(625)	(5,364)	2,751

Total comprehensive income	$2,080	$17,826	$24,843	$33,602

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$30,207	$30,851
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	20,941	11,318
Provision for losses on receivables	5	37
LIFO expense	2,200	2,682
Deferred income tax benefit	(1,198)	(997)
Excess tax benefit from share-based compensation	(886)	(2,458)
Share-based compensation expense	3,416	2,873
Pension expense	10,790	4,660
Postretirement obligation	278	257
(Gain) loss on disposition of property, plant and equipment	(784)	309
Changes in:
Receivables, net	(487)	(23,819)
Income tax receivable	60	(394)
Inventories	(46,709)	(31,714)
Other current assets	(4,022)	(914)
Accounts payable	8,935	27,555
Pension contributions	(2,075)	-
Accrued liabilities	(16,236)	7,509
Net cash provided by operating activities	4,435	27,755

Cash flows from investing activites:
Additions to property, plant and equipment	(38,337)	(48,898)
Proceeds from disposition of property, plant and equipment	1,680	206
Decrease in other assets	(892)	(198)
Acquisition of other companies	(147,342)	(1,500)
Net cash used in investing activities	(184,891)	(50,390)

Cash flows from financing activites:
Payments of notes payable	(39,546)	-
Proceeds from notes payable	25,000	-
Dividends paid	(8,023)	(7,611)
Excess tax benefit from share-based compensation	886	2,458
Proceeds from exercise of stock options	1,633	4,294
Proceeds from equity offering	217,565	-
Net cash provided by (used in) financing activities	197,515	(859)

Effect of translation on cash and cash equivalents	(1,110)	549

Net increase (decrease) in cash and cash equivalents	15,949	(22,945)

Cash and cash equivalents at beginning of period	38,438	88,592

Cash and cash equivalents at end of period	$54,387	$65,647

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain amounts in the Balance Sheet and the Property, Plant and Equipment footnote for the prior period have been reclassified to conform to the current presentation.  All pension and property classifications for the prior period have been reclassified to reflect these changes.

The Company’s financial instruments include cash, accounts receivable, accounts payable, invested funds and debt obligations. The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company’s accounts receivable do not have an unusual credit risk or concentration risk.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – (“ASU 2011-05”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted ASU 2011-12 on January 1, 2012.  The adoption of ASU 2011-12 did not have a material impact on the statement of other comprehensive income.

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

The Company issued 116,716 restricted shares at a value of $72.09 per share.  The restrictions on the shares lapsed on July 19, 2012.

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

Purchase price	$27,000

Receivables	323
Inventories	449
Other current assets	82
Property, plant and equipment	51
Non-compete agreements and trademarks	350
Customer relationships and contracts	5,983
Indemnification asset	5,500
Accounts payable	(136)
Other accrued liabilities	(484)
Uncertain tax liability	(5,500)

Goodwill recorded	$20,382

In connection with the Datac acquisition the Company identified uncertain tax liabilities related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

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

LUFKIN INDUSTRIES, INC.
PRO FORMA

Six months ended June 30, 2011
(Thousands of dollars, except per share data)

2011

Sales	$535,312

Net earnings	$37,801

Diluted earnings per share from continuing operations	$1.24

The pro forma data was prepared based on the historical financial information of Quinn’s and Lufkin and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma data is not necessarily indicative of what Quinn’s results of operations actually would have been had the transactions been completed on January 1, 2011.  Additionally, the pro forma data does not project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions.  The pro forma data reflects the application of the following adjustments:

•	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.
•	Increase in interest expense resulting from the issuance of debt to finance the purchase price, as well as the amortization of related deferred financing costs.
•	Elimination of transaction costs incurred in 2011 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

4. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	June 30,	December 31,
	2012	2011

Accounts receivable	$228,708	$214,608
Notes receivable	66	16
Other receivables	2,672	2,108
Gross receivables	231,446	216,732

Allowance for doubtful accounts receivable	(722)	(125)
Net receivables	$230,724	$216,607

Bad debt expense related to receivables for the three and six months ended June 30, 2012 and June 30, 2011 was negligible.

5. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	June 30,	December 31,
	2012	2011
Gross inventories @ FIFO:
Finished goods	$30,976	$11,914
Work in progress	32,039	27,749
Raw materials & component parts	172,612	144,731
Maintenance, tooling & supplies	18,321	17,001
Total gross inventories @ FIFO	253,948	201,395
Less reserves:
LIFO	34,303	32,103
Valuation	4,024	3,144
Total inventories as reported	$215,621	$166,148

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $121.1 million and $97.9 million at June 30, 2012 and December 31, 2011, respectively.

6. Property, Plant & Equipment

The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	June 30,	December 31,
	2012	2011

Land	$27,724	$14,875
Land improvements	19,419	10,379
Buildings	216,635	137,923
Machinery and equipment	305,222	306,151
Furniture and fixtures	9,873	8,779
Computer equipment and software	58,121	16,359
Construction in progress	14,289	119,797
Total property, plant and equipment	651,283	614,263
Less accumulated depreciation	(272,068)	(267,833)
Total property, plant and equipment, net	$379,215	$346,430

Depreciation expense related to property, plant and equipment was $6.7 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively, and was $13.9 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 $4.0 million in capital expenditures were included in accounts payable on the Condensed Consolidated Statements of Cash Flows.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2012, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of December 31, 2011	$225,770	$7,162	$232,932

Goodwill acquired during the period	98,468		98,468
Foreign currency translation	(418)	(52)	(470)
Balance as of June 30, 2012	$323,820	$7,110	$330,930

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	June 30, 2012			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$10,201	$1,653	$8,548	6.5
Customer relationships and contracts	111,452	11,096	100,356	9.5

	$121,653	$12,749	$108,904	8.0

				Weighted
	December 31, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$6,258	$1,091	$5,167	5.1
Customer relationships and contracts	72,818	4,572	68,246	9.6

	$79,076	$5,663	$73,413	7.4

Amortization expense of intangible assets was approximately $4.0 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and was $7.1 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.  Expected amortization for the remainder of the fiscal year ending December 31, 2012 is $7.6 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended December 31, 2013	$15,022
For the year ended December 31, 2014	14,383
For the year ended December 31, 2015	14,346
For the year ended December 31, 2016	14,255
For the year ended December 31, 2017	13,962
Thereafter	29,319

8. Other Current Accrued Liabilities

The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	June 30,	December 31,
	2012	2011

Customer prepayments	$7,340	$10,659
Litigation reserves	-	2,743
Deferred compensation & benefit plans	7,336	6,884
Accrued hold back & royalty consideration	669	2,219
Accrued interest	1,775	-
Accrued freight	3,464	-
Other accrued liabilities	4,506	3,689
Total other current accrued liabilities	$25,090	$26,194

9. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	June 30,	December 31,
	2012	2011

Long-term notes payable	$335,454	$350,000

Less current portion of long-term debt	(21,875)	(17,500)

Long-term debt	$313,579	$332,500

Scheduled maturities of long-term debt in future years as of June 30, 2012 are as follows (in thousands of dollars):

2013	$21,875
2014	52,500
2015	87,500
2016	151,704

Total	$313,579

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides for up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien on, security interest in and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of June 30, 2012, $310.5 million of the term loan was outstanding and there was $11.5 million in letters of credit outstanding against the revolving credit facility.  As of June 30, 2012 the interest rate was 3.0% on the Bank Facility and the Company paid $2.8 and $5.7 million of interest expense in the three and six months ended June 30, 2012, respectively.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of June 30, 2012 and had borrowing capacity of $138.5 million.

During the quarter ended March 31, 2012, the Company completed an equity offering, which resulted in the issuance of 2,875,000 shares of common stock and net proceeds of $217.6 million.  We used $30.8 million of these proceeds for the repayment of outstanding debt.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. and Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the
Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011 and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through June 30, 2012. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company’s and participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $2.4 million and $1.1 million in the three months ended June 30, 2012 and 2011, respectively, and $5.6 million and $2.2 million in the six months ended June 30, 2012 and 2011, respectively.  The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2012	2011	2012	2011

Service cost	$3,437	$1,775	$57	$17
Interest cost	3,382	2,908	74	96
Expected return on plan assets	(3,254)	(3,397)	-	-
Amortization of prior service cost	232	236	13	13
Amortization of unrecognized net loss (gain)	3,102	1,049	(45)	(50)
Net periodic benefit cost	$6,899	$2,571	$99	$76

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2012	2011	2012	2011

Service cost	$5,588	$3,447	$113	$64
Interest cost	6,288	5,920	149	173
Expected return on plan assets	(6,484)	(6,801)	-	-
Amortization of prior service cost	465	473	26	25
Amortization of unrecognized net loss (gain)	5,305	1,958	(89)	(111)
Amortization of unrecognized transition asset	-	-	-	-
Net periodic benefit cost	$11,162	$4,997	$199	$151

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to make contributions of between $16.0 million and $20.0 million to its pension plans in 2012. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2012. As of June 30, 2012, the Company had made contributions of $2.3 million to its pension plans and $0.3 million to its postretirement plan.  The Company presently anticipates making additional contributions of between $12.1 million and $13.1 million to its pension plans and $0.4 million to its postretirement plan during the remainder of 2012.

11. Legal Proceedings

Intellectual Property Matter

In 2009, Lufkin Industries, Inc. (“Lufkin”) brought suit in a Texas state court against the former owners of a business acquired by Lufkin in order to protect certain of the Company’s intellectual property rights.  The former owners responded by counter suit against Lufkin as well as its outside counsel, Andrews Kurth LLP (“AK”), claiming that Lufkin had acquired title to their inventions improperly. The countersuit was severed from the original lawsuit, the parties were realigned, and the severed lawsuit was removed from the Texas state court to a U.S. District Court in Midland, Texas in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for Lufkin disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  On May 19, 2011, the Fifth Circuit issued an order that the motion to dismiss would be carried with the case. In addition to the appeals, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. AK then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.  In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration. Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).  On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in each appeal in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”  On February 29, 2012, plaintiff, Nolen filed similar motions in both appeals. On June 20, 2012, the Fifth Circuit issued orders that the Motions Seeking Suspension of the Injunction would be carried with the cases. On July 9, 2012, AK, Bush and Lufkin filed a Motion Requesting Consolidation of Appeals. That motion was denied on July 12, 2012.

Due to the number of issues on the initial appeal, it is unclear what issues would be left for trial after appeal and, further, whether that trial would proceed in federal or state court. Until the issues for trial, if any, are resolved, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to defend vigorously. Lufkin does not believe that the ultimate outcome of this matter will have a material adverse effect on its financial position.

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

12. Accumulated Comprehensive Income

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2011	$1,761	$(81,813)	$1,116	$(78,936)

Current-period change	(1,658)	(3,659)	(47)	(5,364)

Balance, June 30, 2012	$103	$(85,472)	$1,069	$(84,300)

13. Net Earnings Per Share

A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and six months ended June 30, 2012 and 2011 are illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average common shares outstanding for basic EPS	33,525,003	30,462,593	32,454,850	30,419,040

Effect of dilutive securities: employee stock options	353,242	447,537	385,229	440,716

Adjusted weighted average common shares outstanding for diluted EPS	33,878,245	30,910,130	32,840,079	30,859,756

Weighted options to purchase a total of 404,526 and 92,049 shares of the Company’s common stock for the three months ended June 30, 2012 and 2011, respectively, and 401,790 and 79,677 shares of the Company’s common stock for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

14. Stock Compensation Plans

The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. Unrestricted options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.  The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock.  As of June 30, 2012, there was $3.3 million of total unrecognized compensation expense related to restricted stock.  The cost is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Stock-based compensation expense	$1,797	$2,001	$3,416	$2,873
Tax benefit	(665)	(740)	(1,264)	(1,063)
Stock-based compensation expense, net of tax	$1,132	$1,261	$2,152	$1,810

There were no option grants during the first six months of 2012.  The fair value of each option grant during the first six months of 2011 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

2011

Expected dividend yield	0.60% - 0.80%
Expected stock price volatility	40.5% - 57.9%
Risk free interest rate	0.28% - 2.39%
Expected life options	2 - 5 years
Weighted-average fair value per share at grant date	$27.36

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

A summary of stock option activity under the plans during the six months ended June 30, 2012, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2012	1,504,311	$42.26
Granted	-	-
Exercised	(58,051)	28.14
Forfeited or expired	(7,974)	44.16
Outstanding at June 30, 2012	1,438,286	$42.82	7.5	$20,179
Exercisable at June 30, 2012	707,155	$35.72	6.4	$14,617

As of June 30, 2012, there was $9.9 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.94 years. The intrinsic value of stock options exercised in the first six months of 2012 was $3.0 million.

15. Uncertain Tax Positions

As of December 31, 2011, the Company had approximately $2.1 million of total gross unrecognized tax benefits.  If these benefits were recognized, they would favorably affect the net effective income tax rate in any future period.  As of June 30, 2012, the Company had approximately $3.4 million of total gross unrecognized tax benefits.  If recognized, these benefits would favorably affect the net effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2012	$2,060

Gross increases- current year tax positions	1,343
Gross increases- tax positions from prior periods	4

Balance at June 30, 2012	$3,407

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $0.4 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2011.  Negligible interest and penalties were recognized during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2012 the Company paid taxes of $19.3 million and $33.8 million, respectively.

In connection with the Datac acquisition the Company identified uncertain tax liabilities related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

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

Three Months Ended June 30, 2012

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$254,312	$54,241	$-	$308,553
Inter-segment sales	(1,008)	(1,901)	-	(2,909)
Net sales	$253,304	$52,340	$-	$305,644

Operating income	$31,731	$2,124	$-	$33,855
Other (expense) income, net	(3,148)	53	(309)	(3,404)

Earnings (loss) before income tax provision	$28,583	$2,177	$(309)	$30,451

Three Months Ended June 30, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$180,736	$51,051	$-	$231,787
Inter-segment sales	(1,814)	(3,213)	-	(5,027)
Net sales	$178,922	$47,838	$-	$226,760

Operating income	$24,931	$4,086	$-	$29,017
Other (expense) income, net	(177)	33	(44)	(188)

Earnings (loss) before income tax provision	$24,754	$4,119	$(44)	$28,829

Six Months Ended June 30, 2012

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$494,600	$102,177	$-	$596,777
Inter-segment sales	(5,290)	(6,307)	-	(11,597)
Net sales	$489,310	$95,870	$-	$585,180

Operating income	$54,204	$3,645	$-	$57,849
Other (expense) income, net	(6,325)	38	(885)	(7,172)

Earnings (loss) before income tax provision	$47,879	$3,683	$(885)	$50,677

Six Months Ended June 30, 2011

		Power	Corporate
	Oil Field	Transmission	& Other	Total

Gross sales	$335,919	$93,669	$-	$429,588
Inter-segment sales	(3,275)	(5,157)	-	(8,432)
Net sales	$332,644	$88,512	$-	$421,156

Operating income	$42,125	$6,345	$-	$48,470
Other (expense) income, net	(137)	22	(150)	(265)

Earnings (loss) before income tax provision	$41,988	$6,367	$(150)	$48,205

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

During the second quarter of 2012, oil prices declined from increases in supply from greater U.S. production and concerns over declines in global demand from lower economic growth expectations. While oil-directed rig counts remained stable throughout the second quarter of 2012, declines in the oil-directed rig count in future periods would have a negative impact on the sales of artificial lift equipment and services.

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

Overall, sales for the second quarter of 2012 increased to $305.6 million from $226.8 million for the second quarter of 2011, or 34.8%. This increase was primarily driven by higher sales of Oilfield products and services in the North American markets and the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012.

Gross margin for the second quarter of 2012 decreased to 25.1% from 25.3% for the second quarter of 2011, due primarily to lower margins in Power Transmission from production inefficiencies in the U.S. plant.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $41.0 million during the second quarter of 2012 from $28.3 million during the second quarter of 2011. This increase was primarily related to resources added from the acquisitions and higher costs of the new ERP system and related post-implementation support costs.  As a percentage of sales, selling, general and administrative expenses increased to 13.4% during the second quarter of 2012 compared to 12.5% during the second quarter of 2011.

The Company reported net earnings of $19.4 million, or $0.57 per share (diluted), for the second quarter of 2012, compared to net earnings of $18.5 million, or $0.60 per share (diluted), for the second quarter of 2011.

While the results of the second quarter of 2012 improved compared to the prior year quarter, the financial results fell below expectations due to several issues. Within the Oilfield segment, the results in Argentina were impacted by delays in booking new orders and higher wage costs from new national labor contracts. While significant new orders were booked late in the second quarter, local inflation and labor disruptions may continue in future periods and negatively impact earnings. Also in Oilfield, second quarter 2012 results were negatively impacted by a drop in demand for dewatering projects in dry gas and coal bed methane applications. The demand for these markets may remain lower for the balance of the year due to low U.S. natural gas prices. The Oilfield segment also had additional training and maintenance costs associated with efforts to increase capacity and improve efficiency at certain North American plants in anticipation of higher demand in the second half of 2012.

The Power Transmission segment results were also lower than expected due to delays in shipping several orders, primarily due to customer delays. While these orders are expected to ship in the third quarter of 2012, the overall end markets for Power Transmission equipment are showing signs of weakness due to lower energy prices and the global economic outlook. If bookings levels continue at lower levels in the second half of 2012, plant utilization will be negatively impacted in the second half of 2012 as well as shipments late in 2012 through the first half of 2013.

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	June 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Sales
Oil Field	$253,304	$178,922	$74,382	41.6
Power Transmission	52,340	47,838	4,502	9.4
Total	$305,644	$226,760	$78,884	34.8

Gross Profit
Oil Field	$63,262	$43,485	$19,777	45.5
Power Transmission	13,271	13,880	(609)	(4.4)
Total	$76,533	$57,365	$19,168	33.4

Oilfield

Oilfield sales increased to $253.3 million, or 41.6%, for the quarter ended June 30, 2012, from $178.9 million for the quarter ended June 30, 2011. New pumping unit sales for the second quarter of 2012 were $121.3 million, up $21.7 million, or 21.8%, compared to $99.6 million during the second quarter of 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian fields. For the second quarter of 2012, pumping unit service sales of $36.3 million were up $4.3 million, or 13.4%, compared to $32.0 million during the second quarter of 2011 from higher installation and general field activity.  Automation sales of $44.2 million during the second quarter of 2012 were up $11.8 million, or 36.4%, compared to $32.4 million during the second quarter of 2011 from the Datac, Realflex and Zenith acquisitions completed in the second quarter of 2012. Sales from gas and plunger lift equipment of $10.9 million during the second quarter of 2012 were up $2.2 million, or 24.9%, compared to $8.7 million in the second quarter of 2011.  Sales from Quinn’s for the second quarter of 2012, which was acquired in the fourth quarter of 2011, were $36.2 million. Commercial casting sales of $4.5 million during the second quarter of 2012 were down $1.7 million, or 28.2%, compared to $6.2 million during the second quarter of 2011, as available capacity was directed towards internal production.  Oilfield’s backlog increased to $306.7 million as of June 30, 2012 from $207.1 million at March 31, 2012. The increase was due to higher orders for pumping units in the North American market and seasonal Latin America orders.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 25.0% for quarter ended June 30, 2012, compared to 24.3% for the quarter ended June 30, 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Direct selling, general and administrative expenses for Oilfield increased to $18.9 million, or 60.1%, for the quarter ended June 30, 2012, from $11.8 million for the quarter ended June 30, 2011. This increase was due to resources added from the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012. Direct selling, general and administrative expenses as a percentage of sales increased to 7.5% for the quarter ended June 30, 2012, from 6.6% for the quarter ended June 30, 2011.

Power Transmission

Power Transmission sales increased to $52.3 million, or 9.4%, for the quarter ended June 30, 2012, compared to $47.8 million for the quarter ended June 30, 2011. New unit sales of $34.9 million during the second quarter of 2012 were up $0.3 million, or 0.9%, compared to $34.6 million during the second quarter of 2011. Repair and service sales of $15.3 million for the quarter ended June 30, 2012, were up $3.5 million, or 29.5%, compared to $11.8 million for the quarter ended June 30, 2011, primarily due to the shipment of certain products delayed from the first quarter of 2012. Bearing sales of $2.1 million for the quarter ended June 30, 2012 were up $0.7 million, or 51.3%, as compared to the sales of $1.4 million for the quarter ended June 30, 2011, due to improvements in the oil and gas sector.  Power Transmission backlog at June 30, 2012 decreased to $117.0 million from $120.5 million at March 31, 2012, primarily from the shipment of certain orders delayed from the first quarter.

Gross margin for Power Transmission decreased to 25.5% for the quarter ended June 30, 2012, compared to 29.0% for the quarter ended June 30, 2011, or 3.5 percentage points. This decrease is primarily related to production inefficiencies in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission increased to $7.8 million, or 0.8%, for the quarter ended June 30, 2012, from $7.7 million for the quarter ended June 30, 2011. Direct selling, general and administrative expenses as a percentage of sales decreased to 14.9% for the quarter ended June 30, 2012, from 16.2% for the quarter ended June 30, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $14.3 million for the quarter ended June 30, 2012, an increase of $5.5 million, or 62.7%, from $8.8 million for the quarter ended June 30, 2011, primarily due to higher employee related expenses, higher support and depreciation on the new ERP system and post-implementation support on the new ERP system.

Interest income, interest expense and other income and expense for the quarter ended June 30, 2012 increased to $3.4 million of expense compared to $0.2 million of expense for the quarter ended June 30, 2011. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions.

The net tax rate for the quarter ended June 30, 2012 was 36.5% compared to 36.0% for the quarter ended June 30, 2011. This increase is primarily due to the favorable benefit of income earned in lower-tax jurisdictions offset by the non-deductibility of certain acquisition-related expenses.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Six Months Ended
	June 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Sales
Oil Field	$489,310	$332,644	$156,666	47.1
Power Transmission	95,870	88,512	7,358	8.3
Total	$585,180	$421,156	$164,024	38.9

Gross Profit
Oil Field	$119,459	$78,438	$41,021	52.3
Power Transmission	24,611	25,119	(508)	(2.0)
Total	$144,070	$103,557	$40,513	39.1

Oilfield

Oilfield sales increased to $489.3 million, or 47.1%, for the six months ended June 30, 2012, from $332.6 million for the six months ended June 30, 2011. New pumping unit sales for the first half of 2012 were $227.1 million, up $45.4 million, or 25.0%, compared to $181.7 million during the first half of 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian fields. For the first half of 2012, pumping unit service sales of $69.5 million were up $8.9 million, or 14.7%, compared to $60.6 million during the first half of 2011 from higher installation and general field activity.  Automation sales of $83.5 million during the first half of 2012 were up $19.7 million, or 31.0%, compared to $63.8 million during the first half of 2011 primarily from the Datac, Realflex and Zenith acquisitions completed in the first quarter of 2012. Sales from gas and plunger lift equipment of $20.6 million during the first half of 2012 were up $4.6 million, or 28.8%, compared to $16.0 million in the first half of 2011.  Sales from Quinn’s for the first half of 2012, which was acquired in the fourth quarter of 2011, were $79.5 million. Commercial casting sales of $9.1 million during the first half of 2012 were down $1.5 million, or 14.4%, compared to $10.6 million during the first half of 2011, as available capacity was directed towards internal production.  Oilfield’s backlog increased to $306.7 million as of June 30, 2012 from $164.2 million at December 31, 2011. The increase was due to higher orders for pumping units in the North American market and seasonal Latin America orders.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 24.4% for six months ended June 30, 2012, compared to 23.6% for the six months ended June 30, 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Direct selling, general and administrative expenses for Oilfield increased to $36.2 million, or 51.8%, for the six months ended June 30, 2012, from $23.8 million for the six months ended June 30, 2011. This increase was primarily due to resources added from the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012. Direct selling, general and administrative expenses as a percentage of sales increased to 7.4% for the six months ended June 30, 2012, from 7.2% for the six months ended June 30, 2011.

Power Transmission

Power Transmission sales increased to $95.9 million, or 8.3%, for the six months ended June 30, 2012, compared to $88.5 million for the six months ended June 30, 2011. New unit sales of $65.2 million during the first half of 2012 were up $4.0 million, or 6.5%, compared to $61.2 million during the first half of 2011. Repair and service sales of $26.9 million for the six months ended June 30, 2012, were up $2.1 million, or 8.5%, compared to $24.8 million for the six months ended June 30, 2011. Bearing sales of $3.8 million for the six months ended June 30, 2012 were up $1.3 million, or 50.9%, as compared to the sales of $2.5 million for the six months ended June 30, 2011, due to improvements in the oil and gas sector.  Power Transmission backlog at June 30, 2012 increased to $117.0 million from $107.4 million at December 31, 2011, primarily from increased bookings of new units for the energy-related markets in the first quarter.

Gross margin for Power Transmission decreased to 25.6% for the six months ended June 30, 2012, compared to 28.4% for the six months ended June 30, 2011, or 2.8 percentage points. This decrease is primarily related to production inefficiencies in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission decreased to $14.5 million, or 0.9%, for the six months ended June 30, 2012, from $15.0 million for the six months ended June 30, 2011. Direct selling, general and administrative expenses as a percentage of sales decreased to 15.5% for the six months ended June 30, 2012, from 16.9% for the six months ended June 30, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $26.2 million for the six months ended June 30, 2012, an increase of $9.9 million, or 60.8%, from $16.3 million for the six months ended June 30, 2011, primarily due to higher employee related expenses, higher support and depreciation on the new ERP system and post-implementation support on the new ERP system.

Interest income, interest expense and other income and expense for the six months ended June 30, 2012 increased to $7.2 million of expense compared to $0.3 million of expense for the six months ended June 30, 2011. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions.

The net tax rate for the six months ended June 30, 2012 was 40.4% compared to 36.0% for the six months ended June 30, 2011. This increase is primarily due to the favorable benefit of income earned in lower-tax jurisdiction offset by the non-deductibility of certain acquisition-related expenses.

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

The Company’s cash balance totaled $54.4 million at June 30, 2012, compared to $38.4 million at December 31, 2011. For the six months ended June 30, 2012, net cash provided by operating activities was $4.4 million, net cash used in investing activities totaled $184.9 million and net cash provided by financing activities amounted to $197.5 million. Significant components of cash provided by operating activities for the six months ended June 30, 2012 included net earnings from continuing operations, adjusted for non-cash expenses, of $64.9 million and an increase in working capital of $60.5 million. This working capital increase was primarily due to an increase in inventory balances of $46.7 million.

Net cash used in investing activities for the six months ended June 30, 2012 included net capital expenditures totaling $38.3 million, acquisition expenses totaling $145.8 million and a holdback payment of $1.5 million related to ILS. Capital expenditures in the first six months of 2012 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2012 are projected to be in the $80 to $90 million range, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oil Field and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional geographic and product line expansion opportunities that could require significant capital spending or acquisition funding over several years. These additional expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash provided by financing activities for the six months ended June 30, 2012 include note payments that total $39.5 million, dividend payments of $8.0 million, or $0.25 per share, and proceeds from an equity offering of $217.6 million.

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of June 30, 2012, $310.5 million of the term loan was outstanding and there was $11.5 million in letters of credit outstanding against the revolving credit facility.  As of June 30, 2012 the interest rate was 3.0% on the Bank Facility and the Company paid $2.8 million of interest expense in the quarter ended June 30, 2012.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of June 30, 2012 and had borrowing capacity of $138.5 million.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements (unaudited).

Critical Accounting Policies and Estimates

During the quarter ended June 30, 2012, there were no material changes from our critical accounting policies and estimates as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying them. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Undue reliance should not be placed on forward-looking statements.  Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company.  These risks and uncertainties include, but are not limited to:

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

These and other risks are described in greater detail in “Risk Factors” included elsewhere in this quarterly report on Form 10-Q. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company undertakes no obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company does not utilize financial or derivative instruments for trading purposes or to hedge exposures to interest rates, foreign currency rates or commodity prices. The Company has exposure on its line of credit under its Bank Facility, due to the fact that the interest rate is variable. In addition, the Company primarily invoices and purchases in the same currency as the functional currency of its operations, which minimizes exposure to currency rate fluctuations.

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

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of June 30, 2012, this inter-company debt was comprised of a $0.3 million payable and a $0.2 million receivable from France and Canada, respectively. As of June 30, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of June 30, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.3 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.3 million of income.

Item 4.   Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as June 30, 2012, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

Intellectual Property Matter

In 2009, Lufkin Industries, Inc. (“Lufkin”) brought suit in a Texas state court against the former owners of a business acquired by Lufkin in order to protect certain of Lufkin’s intellectual property rights. The former owners responded by counter suit against Lufkin as well as its outside counsel, Andrews Kurth LLP (“AK”), claiming that Lufkin had acquired title to their inventions improperly. The countersuit was severed from the original lawsuit, the parties were realigned and the several lawsuit was removed from the Texas state court to a U.S. District Court in Midland, Texas in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for Lufkin disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction. On May 19, 2011, the Fifth Circuit issued an order that the motion to dismiss would be carried with the case.  In addition, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. The defendants then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.   In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration.  Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).   On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”  On February 29, 2012, plaintiff Nolen filed similar motions in both appeals.  On June 20, 2012, the Fifth Circuit issued orders that the Motions Seeking Suspension of the Injunction would be carried with the cases.  On July 9, 2012, AK, Bush and Lufkin filed a Motion Requesting Consolidation of Appeals.  That motion was denied on July 12, 2012.

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

Item 1A.   Risks Factors.

In addition to other information set forth in this quarterly report, the factors discussed in Part I, Item 1A. “Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  During the quarter ended June 30, 2012, there were no material changes from the risk factors as previously disclosed in Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits.

Exhibit Number	Description

***3.1
Fifth Amended and Restated Articles of Incorporation of Lufkin Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report of Form 8-K filed on May 16, 2012 (File No. 0-02612)).

***3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 9, 2012

LUFKIN INDUSTRIES, INC.

By:  /s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

***3.1
Fifth Amended and Restated Articles of Incorporation of Lufkin Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report of Form 8-K filed on May 16, 2012 (File No. 0-02612)).

***3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 9, 2007 (File No. 0-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*     Filed herewith
**   Furnished herewith
*** Incorporated by reference