Form 10-Q
period 2012-09-30
LUFKIN INDUSTRIES INC
filed 2012-11-09
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 33,619,913 shares of Common Stock, $1.00 par value per share, outstanding as of November 7, 2012.

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)
	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$48,779	$38,438
Receivables, net	250,072	216,607
Income tax receivable	6,721	6,732
Inventories	218,811	166,148
Deferred income tax assets	2,861	1,140
Other current assets	21,803	6,417
Total current assets	549,047	435,482

Property, plant and equipment, net	394,071	346,430
Goodwill, net	338,626	232,932
Other assets, net	122,382	81,861
Total assets	$1,404,126	$1,096,705

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$84,528	$65,065
Current portion of long-term debt	24,063	17,500
Accrued liabilities:
Payroll and benefits	15,998	17,610
Warranty expenses	5,892	4,847
Taxes payable	7,490	10,536
Other	39,539	26,194
Total current liabilities	177,510	141,752

Long-term debt	307,017	332,500
Deferred income tax liabilities	2,765	3,886
Postretirement benefits	7,583	7,515
Pension benefits	85,938	83,579
Other liabilities	25,820	19,940

Shareholders' equity:

Common stock, $1.00 par value per share; 120,000,000 shares authorized;35,397,384 and 32,317,467 shares issued respectively	35,397	32,318
Capital in excess of par	318,119	87,598
Retained earnings	545,740	501,455
Treasury stock, 1,818,336 and 1,824,336 shares, respectively, at cost	(34,677)	(34,902)
Accumulated other comprehensive loss	(67,086)	(78,936)
Total shareholders' equity	797,493	507,533
Total liabilities and shareholders' equity	$1,404,126	$1,096,705

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$340,345	$231,714	$925,526	$652,870

Cost of sales	261,085	177,824	702,436	495,422

Gross profit	79,260	53,890	223,090	157,448

Selling, general and administrative expenses	36,975	25,404	113,923	80,492
Legal expenses	-	-	340	-
Acquisition expenses	-	4,521	8,693	4,521

Operating income	42,285	23,965	100,134	72,435

Interest income	158	28	204	89
Interest expense	(2,973)	(229)	(9,438)	(461)
Other (expense) income, net	(513)	51	(1,266)	(43)

Earnings before income tax provision	38,957	23,815	89,634	72,020

Income tax provision	12,661	9,390	33,132	26,744

Net earnings	$26,296	$14,425	$56,502	$45,276

Net earnings per share:

Basic	$0.78	$0.47	$1.72	$1.49

Diluted	$0.78	$0.47	$1.70	$1.47

Dividends per share	$0.125	$0.125	$0.375	$0.375

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$26,296	$14,425	$56,502	$45,276

Other comprehensive (loss) income

Foreign currency translation adjustments	15,692	(6,578)	14,034	(2,904)

Defined benefit pension plans:

Amortization of prior service cost included in net periodic benefit cost	232	236	697	709
Amortization of unrecognized net loss included in net periodic benefit cost	(2,203)	(979)	(7,508)	(2,936)
Income tax benefit related to defined benefit pension plans	3,514	1,509	4,695	2,277

Total defined benefit pension plans	1,543	766	(2,116)	50

Defined benefit postretirement plans:

Amortization of prior service cost included in net periodic benefit cost	13	13	38	38
Amortization of unrecognized net gain included in net periodic benefit cost	45	56	134	167
Income tax expense related to defined benefit postretirement plans	(80)	(96)	(240)	(440)

Total defined benefit postretirement plans	(22)	(27)	(68)	(235)

Total other comprehensive income (loss)	17,213	(5,839)	11,850	(3,089)

Total comprehensive income	$43,509	$8,586	$68,352	$42,187

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$56,502	$45,276
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	31,612	17,347
Provision for losses on receivables	(63)	123
LIFO expense	2,000	5,087
Deferred income tax benefit	(1,723)	(1,200)
Excess tax benefit from share-based compensation	(959)	(2,461)
Share-based compensation expense	5,200	2,987
Pension expense	15,400	6,990
Postretirement obligation	(63)	625
Loss on disposition of property, plant and equipment	247	828
Changes in:
Receivables, net	(18,645)	(34,440)
Income tax receivable	30	(231)
Inventories	(48,152)	(38,929)
Other current assets	(1,964)	(398)
Accounts payable	14,544	20,348
Pension contributions	(15,650)	-
Accrued liabilities	(4,769)	13,165
Net cash provided by operating activities	33,547	35,117

Cash flows from investing activites:
Additions to property, plant and equipment	(67,249)	(79,592)
Proceeds from disposition of property, plant and equipment	2,201	897
(Decrease) increase in other assets	(245)	355
Acquisition of other companies	(147,342)	(20,482)
Net cash used in investing activities	(212,635)	(98,822)

Cash flows from financing activites:
Payments of notes payable	(43,921)	-
Proceeds from notes payable	25,000	20,000
Dividends paid	(12,217)	(11,419)
Excess tax benefit from share-based compensation	959	2,461
Proceeds from exercise of stock options	1,822	4,305
Proceeds from equity offering	217,565	-
Net cash provided by financing activities	189,208	15,347

Effect of translation on cash and cash equivalents	221	(614)

Net increase (decrease) in cash and cash equivalents	10,341	(48,972)

Cash and cash equivalents at beginning of period	38,438	88,592

Cash and cash equivalents at end of period	$48,779	$39,620

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – (“ASU 2011-12”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted ASU 2011-12 on January 1, 2012.  The adoption of ASU 2011-12 did not have a material impact on the statement of other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company will adopt this ASU for the 2012 goodwill impairment testing.  The Company has elected to continue to calculate the value of each reporting unit within its annual goodwill impairment testing.  Therefore, the adoption of ASU 2011-08 will not have any impact on the Company’s condensed consolidated financial statements.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Acquisitions

On September 1, 2011, the Company completed the acquisition of Pentagon Optimization Services, Inc. (“Pentagon”), an Alberta corporation based in Red Deer, Alberta, Canada.  Pentagon, a diversified well optimization company serving the oil and gas industry, provides a wide range of products and services, including plunger lift systems and well engineering and testing.  The addition of the proprietary “Angel” pump, which can pump both liquid and gas simultaneously without gas locking, will upgrade the Company’s product portfolio and provide a cost effective method to produce pressure-depleted gas wells.

The Pentagon purchase price allocation has been finalized in the third quarter of 2012.  The final valuation for Pentagon did not result in material changes to the preliminary allocations.

On December 1, 2011, the Company completed the acquisition of Quinn’s Oilfield Supply Ltd., including certain affiliates (“Quinn’s”), an Alberta corporation based in Red Deer, Alberta, Canada.  Quinn’s is one of the largest reciprocating rod pump manufacturers in North America and also manufactures and distributes progressive cavity pumps (“PCPs”) and related equipment.

The Quinn’s preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The Company has reached a preliminary agreement on the final working capital, which will be finalized by December 2012.  The final valuations for Quinn’s, which are required to be completed by December 2012, are not expected to result in material changes to the preliminary allocations.

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

The Datac and Realflex acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the results of operations since the date of acquisition.  The preliminary purchase price consideration consisted of the following (in thousands of dollars):

Cash paid at closing, net	$18,586
Common stock paid at closing	8,414

Total consideration paid	$27,000

In connection with the Datac and Realflex acquisition, the Company issued 116,716 restricted shares at a value of $72.09 per share.  The restrictions on the shares lapsed on July 19, 2012.

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

In connection with the Datac acquisition the Company identified uncertain tax liabilities of the target company related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

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

The Zenith acquisition was recorded using the acquisition method of accounting, and accordingly, the acquired operations have been included in the Company’s results of operations since the date of acquisition.  The preliminary purchase price consideration consisted of the following (in thousands of dollars):

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

LUFKIN INDUSTRIES, INC.
PRO FORMA

Nine months ended September 30, 2011
(Thousands of dollars, except per share data)
2011

Sales	$802,967

Net earnings	$56,701

Diluted earnings per share from continuing operations	$1.68

The pro forma data was prepared based on the historical financial information of Quinn’s and Lufkin and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma data is not necessarily indicative of what Quinn’s results of operations actually would have been had the transactions been completed on January 1, 2011.  Additionally, the pro forma data does not project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions.  The pro forma data reflects the application of the following adjustments:

●	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.
●	Increase in interest expense resulting from the issuance of debt to finance the purchase price, as well as the amortization of related deferred financing costs.
●	Elimination of transaction costs incurred in 2011 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

4.	Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	September 30, 2012	December 31,2011

Accounts receivable	$248,462	$214,608
Notes receivable	99	16
Other receivables	2,307	2,108
Gross receivables	250,868	216,732

Allowance for doubtful accounts receivable	(796)	(125)
Net receivables	$250,072	$216,607

Bad debt expense related to receivables for the three and nine months ended September 30, 2012 and September 30, 2011 was negligible.

5.	Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	September 30, 2012	December 31,2011
Gross inventories @ FIFO:
Finished goods	$27,486	$11,914
Work in progress	33,346	27,749
Raw materials & component parts	178,040	144,731
Maintenance, tooling & supplies	18,155	17,001
Total gross inventories @ FIFO	257,027	201,395
Less reserves:
LIFO	34,103	32,103
Valuation	4,113	3,144
Total inventories as reported	$218,811	$166,148

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $123.0 million and $97.9 million at September 30, 2012 and December 31, 2011, respectively.

6.	Property, Plant & Equipment

The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	September 30, 2012	December 31,2011

Land	$27,899	$27,883
Land improvements	12,520	10,379
Buildings	144,037	137,923
Machinery and equipment	302,334	306,151
Furniture and fixtures	9,168	8,779
Computer equipment and software	37,480	16,359
Construction in progress	139,567	106,789
Total property, plant and equipment	673,005	614,263
Less accumulated depreciation	(278,934)	(267,833)
Total property, plant and equipment, net	$394,071	$346,430

Depreciation expense related to property, plant and equipment was $6.8 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and was $20.7 million and $15.8 million for the nine months ended September 30, 2012 and 2011, respectively.

The Romanian Government granted an economic incentive to the Company for the construction of its Romanian facility, which was ongoing at September 30, 2012.  This incentive is subject to employment requirements the Company must maintain for five years. For the nine months ended September 30, 2012 and 2011 capital expenditures were reduced by $19.6 million and $0.0 million in the additions to property, plant, and equipment on the Condensed Consolidated Statements of Cash Flows as a result of incentives received from the government.

7.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of December 31, 2011	$225,770	$7,162	$232,932

Goodwill acquired during the period	98,468	-	98,468
Foreign currency translation	7,244	(18)	7,226
Balance as of September 30, 2012	$331,482	$7,144	$338,626

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefited. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	September 30, 2012			Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (years)

Non-compete agreements and trademarks	$10,201	$1,768	$8,433	6.5
Customer relationships and contracts	111,452	12,072	99,380	9.5

	$121,653	$13,840	$107,813	8.0

				Weighted
	December 31, 2011			Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period (years)

Non-compete agreements and trademarks	$6,258	$1,091	$5,167	5.1
Customer relationships and contracts	72,818	4,572	68,246	9.6

	$79,076	$5,663	$73,413	7.4

Amortization expense of intangible assets was approximately $3.8 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and was $10.9 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Expected amortization for the remainder of the fiscal year ending December 31, 2012 is $3.8 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended December 31, 2013	$15,022
For the year ended December 31, 2014	14,383
For the year ended December 31, 2015	14,346
For the year ended December 31, 2016	14,255
For the year ended December 31, 2017	13,909
Thereafter	32,090

8.	Other Current Accrued Liabilities

The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	September 30, 2012	December 31,2011

Customer prepayments	$22,589	$10,659
Litigation reserves	-	2,743
Deferred compensation & benefit plans	7,461	6,884
Accrued hold back & royalty consideration	671	2,219
Accrued interest	1,512	-
Accrued freight	4,025	-
Other accrued liabilities	3,281	3,689
Total other current accrued liabilities	$39,539	$26,194

9.	Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	September 30, 2012	December 31,2011

Long-term notes payable	$331,080	$350,000

Less current portion of long-term debt	(24,063)	(17,500)

Long-term debt	$307,017	$332,500

Scheduled maturities of long-term debt in future years as of September 30, 2012 are as follows (in thousands of dollars):

2013	$24,063
2014	52,500
2015	87,500
2016	142,954

Total	$307,017

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides for up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien on, security interest in and collateral assignment of substantially all of its assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of September 30, 2012, $306.1 million of the term loan was outstanding and there was $9.9 million in letters of credit and $25.0 million of funded debt outstanding against the revolving credit facility.  As of September 30, 2012 the interest rate was 2.75% on the Bank Facility and the Company paid $2.7 million and $8.5 million of interest expense for the three and nine months ended September 30, 2012, respectively.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of September 30, 2012 and had borrowing capacity of $140.1 million under the revolving line of credit.

During the quarter ended March 31, 2012, the Company completed an equity offering, which resulted in the issuance of 2,875,000 shares of common stock and net proceeds of $217.6 million.  The Company used $30.8 million of these proceeds for the repayment of outstanding debt.

10.	Retirement Benefits

The Company has a qualified noncontributory pension plan covering substantially all U.S. employees. The benefits provided by this plan are measured by length of service, compensation and other factors, and are currently funded by a trust established under the plan. Funding of retirement costs for the plan complies with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  As of December 31, 2011, the qualified noncontributory pension plan was closed to new participants.  In addition, the Company has two unfunded non-qualified deferred compensation pension plans for certain U.S. employees. The Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc. (the “Pension Restoration Plan”) provides supplemental retirement benefits. The benefit is based on the same benefit formula as the qualified pension plan except that it does not limit the amount of a participant's compensation or maximum benefit. The Lufkin Industries, Inc. Supplemental Executive Retirement Plan (the “SERP”) credits an individual with 0.5 years of service for each year of service credited under the qualified plan. The benefits calculated under the Pension Restoration Plan and the SERP are offset by the participant's benefit payable under the qualified pension plan. The liabilities for the non-qualified deferred compensation pensions plans are included in “Other current accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheet.

The Company is also required by the French government to provide a lump sum benefit payable upon retirement to its French employees.  A dedicated insurance policy is in place that can reimburse the Company for these retirement payments.

The Company sponsors two postretirement welfare plans that cover both salaried and hourly employees. One plan provides medical benefits, and the other plan provides life insurance benefits. Both plans are contributory, with retiree contributions adjusted periodically. The Company accrues the estimated costs of the plans over the employee’s service periods. The Company's postretirement health care plan is unfunded. For measurement purposes, the submitted claims medical trend was assumed to be 9.25% in 1997. Thereafter, the Company’s obligation is fixed at the amount of the Company’s contribution for 1997.

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. employees and certain Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the
Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011 and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through September 30, 2012. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan (the Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., or the “Thrift Restoration Plan”) for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the Thrift Restoration Plan is offset by the Company’s and participant’s contributions under the qualified defined contribution plan. The Company’s expense for these plans totaled $2.9 million and $1.2 million in the three months ended September 30, 2012 and 2011, respectively, and $8.6 million and $3.4 million in the nine months ended September 30, 2012 and 2011, respectively.  The liability for the Thrift Restoration Plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2012	2011	2012	2011

Service cost	$2,293	$1,723	$57	$32
Interest cost	2,906	2,959	74	87
Expected return on plan assets	(3,243)	(3,400)	-	-
Amortization of prior service cost	232	236	13	13
Amortization of unrecognized net loss (gain)	2,203	979	(45)	(56)
Net periodic benefit cost	$4,391	$2,497	$99	$76

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2012	2011	2012	2011

Service cost	$7,881	$5,168	$170	$96
Interest cost	9,193	8,878	223	260
Expected return on plan assets	(9,727)	(10,199)	-	-
Amortization of prior service cost	697	709	38	38
Amortization of unrecognized net loss (gain)	7,508	2,936	(134)	(167)
Amortization of unrecognized transition asset	-	-	-	-
Net periodic benefit cost	$15,552	$7,492	$297	$227

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to make contributions of between $16.0 million and $20.0 million to its pension plans in 2012. The Company also disclosed that it expected to make contributions of $0.5 million to its postretirement plan in 2012. As of September 30, 2012, the Company had made contributions of $15.9 million to its pension plans and $0.5 million to its postretirement plan.  The Company presently anticipates making additional contributions of $0.1 million to its pension plans and $0.2 million to its postretirement plan during the remainder of 2012.

11.	Legal Proceedings

Intellectual Property Matter

In 2009, Lufkin Industries, Inc. (“Lufkin”) brought suit in Texas state court against the former owners of a business acquired by Lufkin in order to protect certain of the Company’s intellectual property rights.  The former owners responded by counter suit against Lufkin as well as its outside counsel for that transaction, Andrews Kurth LLP (“AK”), claiming that Lufkin had acquired title to their inventions improperly. The countersuit was severed from the original lawsuit, the parties were realigned, and the severed lawsuit was removed from the Texas state court to a U.S. District Court in Midland, Texas in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for Lufkin disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

As a defendant, AK independently elected to appeal to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) the decision of the U.S. District Court to remand the case, as well as other issues. Thereafter, both plaintiffs, as well as defendant Lufkin (through its own counsel), filed separate appeals to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit) to challenge other decisions of the U.S. District Court. The plaintiffs filed motions to dismiss these appeals based on lack of jurisdiction.  On May 19, 2011, the Fifth Circuit issued an order that the motion to dismiss would be carried with the case. In addition to the appeals, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case. The Texas state court set the case for trial over defendants’ objections. AK then returned to the U.S. District Court and obtained an injunction against the plaintiffs and their counsel from pursuing the Texas state court case until resolution of the federal appeals. Plaintiffs filed a motion with the U.S. District Court to reconsider that injunction.  In July 2011, the U.S. District Court denied the plaintiffs’ motion for reconsideration. Plaintiffs appealed the injunction to the U.S. Court of Appeals for the Federal Circuit (and provisionally to the Fifth Circuit).  On February 1, 2012, the Federal Circuit issued an order dismissing both sets of appeals for lack of jurisdiction and transferring the appeals to the Fifth Circuit.   On February 15, 2012, plaintiff Gibbs filed in each appeal in the Fifth Circuit “Gibbs F.R.A.P. 8 Motion Seeking Suspension of Injunction Prohibiting Litigation in State Court of Remanded Case.”  On February 29, 2012, plaintiff Nolen filed similar motions in both appeals. On June 20, 2012, the Fifth Circuit issued orders that the Motions Seeking Suspension of the Injunction would be carried with the cases. On July 9, 2012, AK, Bush and Lufkin filed a Motion Requesting Consolidation of Appeals. That motion was denied on July 12, 2012.  In September 2012, the Fifth Circuit ruled in favor of the plaintiffs by vacating the injunction prohibiting the plaintiffs from litigating in state court.  Lufkin expects court proceedings in Texas state court to commence in the fourth quarter of 2012, while a number of substantive appeals remain before the Fifth Circuit.

Due to the number of issues currently on federal appeal, it is unclear what issues would be left for trial after such appeal and, further, the outcome of any proceedings in state court. Consequently, Lufkin cannot determine the potential range of exposure from this litigation, which Lufkin intends to continue to defend vigorously. Lufkin does not believe that the ultimate outcome of this matter will have a material adverse effect on its financial position.

Other Matters

There are various other claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought.  For certain of these claims, the Company maintains insurance coverage while retaining a portion of the losses that occur through the use of deductibles and retention limits.  Amounts in excess of the self-insured retention levels are fully insured to limits believed appropriate for the Company’s operations.  Self-insurance accruals are based on claims filed and an estimate for claims incurred but not reported.  While the Company does maintain insurance above its self-insured levels, a decline in the financial condition of its insurer, while not currently anticipated, could result in increased risk.  It is management’s opinion that the Company’s exposure under such circumstances or involving any other non-insured claims or legal proceedings would not materially affect its consolidated financial position, results of operations, or cash flow.

12.	Accumulated Comprehensive Income

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

	Foreign Currency Translation	Defined Benefit Pension Plans	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss

Balance, Dec. 31, 2011	$1,761	$(81,813)	$1,116	$(78,936)

Current-period change	14,034	(2,116)	(68)	11,850

Balance, September 30, 2012	$15,795	$(83,929)	$1,048	$(67,086)

13.	Net Earnings Per Share

A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three and nine months ended September 30, 2012 and 2011 are illustrated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic EPS	33,544,600	30,465,765	32,815,865	30,434,786
Effect of dilutive securities: employee stock options	292,151	367,159	358,483	417,753
Adjusted weighted average common shares outstanding for diluted EPS	33,836,751	30,832,924	33,174,348	30,852,539

Weighted options to purchase a total of 610,257 and 139,000 shares of the Company’s common stock for the three months ended September 30, 2012 and 2011, respectively, and 409,042 and 99,668 shares of the Company’s common stock for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

14.	Stock Compensation Plans

The Company currently has two stock compensation plans. The 1996 Nonemployee Director Stock Option Plan and the 2000 Incentive Stock Compensation Plan provide for the granting of stock options to officers, employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of grant. Unrestricted options granted to employees vest over two to four years and are exercisable up to ten years from the grant date. Upon retirement, any unvested options become exercisable immediately. Options granted to directors vest at the grant date and are exercisable up to ten years from the grant date.  The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock.  As of September 30, 2012, there was $2.7 million of total unrecognized compensation expense related to restricted stock.  The cost is expected to be recognized over a weighted-average period of 1.64 years.

The following table is a summary of the stock-based compensation expense recognized for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock-based compensation expense	$1,784	$115	$5,200	$2,987
Tax benefit	(660)	(43)	(1,924)	(1,105)
Stock-based compensation expense, net of tax	$1,124	$72	$3,276	$1,882

The fair value of each option grant during the first nine months of 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions:

	2012	2011

Expected dividend yield	0.64% - 0.67%	0.60% - 0.80%
Expected stock price volatility	45.0% - 56.4%	40.5% - 57.9%
Risk free interest rate	0.27% - 0.82%	0.28% - 2.39%
Expected life options	2 - 4 years	2 - 5 years
Weighted-average fair value per share at grant date	$24.54	$27.41

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

A summary of stock option activity under the plans during the nine months ended September 30, 2012, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)

Outstanding at January 1, 2012	1,504,311	$42.26
Granted	13,500	75.75
Exercised	(66,151)	27.54
Forfeited or expired	(22,724)	46.00
Outstanding at September 30, 2012	1,428,936	$43.20	7.2	$19,307
Exercisable at September 30, 2012	706,738	$35.99	6.2	$14,112

As of September 30, 2012, there was $11.2 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.75 years. The intrinsic value of stock options exercised in the first nine months of 2012 was $3.2 million.

15.	Uncertain Tax Positions

As of December 31, 2011, the Company had approximately $2.1 million of total gross unrecognized tax benefits that if recognized, would favorably affect the net effective income tax rate in any future period.  As of September 30, 2012, the Company had approximately $3.5 million of total gross unrecognized tax benefits.  Of this total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2012	$2,060

Gross increases- current year tax positions	1,974
Gross increases- tax positions from prior periods	4
Gross decreases - tax positions from prior periods	(581)

Balance at September 30, 2012	$3,457

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $0.4 million.

The Company’s practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2011.  Negligible interest and penalties were recognized during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012 the Company paid taxes of $7.0 million and $41.5 million, respectively.

In connection with the Datac acquisition the Company identified uncertain tax liabilities of the target company related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

16.	Segment Data

The Company operates within business segments - Oilfield and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended September 30, 2012

	Oilfield	Power Transmission	Corporate & Other	Total

Gross sales	$291,200	$51,238	$-	$342,438
Inter-segment sales	(1,273)	(820)	-	(2,093)
Net sales	$289,927	$50,418	$-	$340,345

Operating income (loss)	$43,430	$(1,145)	$-	$42,285
Other (expense) income, net	(3,514)	15	171	(3,328)

Earnings (loss) before income tax provision	$39,916	$(1,130)	$171	$38,957

Three Months Ended September 30, 2011

	Oilfield	Power Transmission	Corporate & Other	Total

Gross sales	$184,857	$51,555	$-	$236,412
Inter-segment sales	(1,352)	(3,346)	-	(4,698)
Net sales	$183,505	$48,209	$-	$231,714

Operating income	$21,011	$2,954	$-	$23,965
Other (expense) income, net	(11)	21	(160)	(150)

Earnings (loss) before income tax provision	$21,000	$2,975	$(160)	$23,815

Nine Months Ended September 30, 2012

	Oilfield	Power Transmission	Corporate & Other	Total

Gross sales	$785,801	$153,415	$-	$939,216
Inter-segment sales	(6,563)	(7,127)	-	(13,690)
Net sales	$779,238	$146,288	$-	$925,526

Operating income	$97,687	$2,447	$-	$100,134
Other (expense) income, net	(9,840)	54	(714)	(10,500)

Earnings (loss) before income tax provision	$87,847	$2,501	$(714)	$89,634

Nine Months Ended September 30, 2011

	Oilfield	Power Transmission	Corporate & Other	Total

Gross sales	$520,776	$145,224	$-	$666,000
Inter-segment sales	(4,627)	(8,503)	-	(13,130)
Net sales	$516,149	$136,721	$-	$652,870

Operating income	$63,136	$9,299	$-	$72,435
Other (expense) income, net	(148)	43	(310)	(415)

Earnings (loss) before income tax provision	$62,988	$9,342	$(310)	$72,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The discussion below and the other sections of this report contain forward-looking statements.  These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed and, accordingly, involve estimates, assumptions, judgments and uncertainties.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “Cautionary Statement Regarding Forward – Looking Statements and Assumptions.”

Lufkin Industries, Inc. (the “Company”) is a global supplier of oilfield and power transmission products. Through its Oilfield segment, the Company manufactures and services artificial lift products, technology, services and solutions, including automated control equipment and analytical products for artificial lift equipment, which are used to extract crude oil and other fluids from wells. Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for energy and industrial applications. While these markets are price-competitive, technological and quality differences can provide product differentiation.

The Company’s objective is to extend its position as a leading global supplier of high quality, mission critical artificial lift and power transmission products, and related aftermarket services. The Company intends to accomplish its objective and capitalize on long-term industry growth trends through the execution of the following strategies:

●
Position the Company as the preferred source for artificial lift solutions.  The Company believes it offers one of the industry’s broadest portfolios of artificial lift products, including reciprocating rod, gas, plunger and hydraulic lift equipment, progressive cavity pumps, or PCPs, and measurement and control equipment for all types of artificial lift, including ESPs.  The Company has developed a specialized optimization team which focuses on assisting producers with well completion design and production management.  The Company is integrating its portfolio of artificial lift products, automation technologies, global service team and optimization team to deliver complete artificial lift solutions to its customers.  The Company believes that the combination of its more than 80 years of artificial lift experience and its optimization expertise will allow its customers to offset the diminishing artificial lift knowledge base in their organizations.

●
Continue to expand the Company’s global reach. The Company intends to continue to expand its global reach by establishing manufacturing, engineering and service platforms on three continents, which will in turn support a network of regional service centers in areas with high actual or potential demand for artificial lift solutions.  These platforms include:

o	Lufkin, Texas, which supports its operations in the United States and Canada;

o	Comodoro Rivadavia, Argentina, which supports its operations in South America; and

o	Ploiesti, Romania and Eastern France, which support or will support the Company’s operations in Europe, the Middle East, North Africa and elsewhere in the Eastern Hemisphere.

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

●
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

●
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

Trends/Outlook

The Company’s business is largely dependent on the level of capital expenditures in the energy industry, which affects the drilling of new wells, the use of artificial lift technologies to improve the recovery from existing wells and the construction of new energy infrastructure.  The Company believes the significant trends impacting its industry include the following:

●	World oil and natural gas consumption continues to increase, driven by growing economies in emerging markets;

●	Growing economies are creating the need for large-scale energy infrastructure projects, such as refineries and LNG facilities; and

●	Natural gas is gaining market share as a source of fuel for power generation.

In addition, the following trends are influencing demand for artificial lift solutions:

●	Producers are increasingly focused on optimizing the ultimate recoveries from mature oilfields, such as the Permian Basin in west Texas and in central California;

●
North American exploration and production activity is shifting toward unconventional plays such as the Bakken and Eagle Ford Shale formations, which often require some form of artificial lift earlier in the production life of the well than production from a conventional reservoir does.  This trend towards shale exploration is expected to spread globally in coming years; and

●	Producers are facing a shortage of experienced personnel due to retirements, and are increasingly relying on outside expertise.

We believe the long-term outlook for the global energy industry is favorable.  According to the U.S. Energy Information Administration, or EIA, oil was the single most significant component of world energy consumption in 2010, representing 34% of total demand.  Forecasts published by the EIA anticipate that worldwide demand for oil will grow 28% from 87.4 million barrels per day in 2010 to 112.2 million barrels per day in 2035.

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

According to Spears, the global artificial lift market was approximately $8.9 billion in 2011 and is expected to be $11.0 billion in 2012, a 23% increase. The market share of rod lift and other non-ESP forms of artificial lift is expected to increase to 54% from 46% in 2011, according to Spears, and the Company expects this trend to continue as land-based oil drilling in unconventional plays continues to grow.

During the third quarter of 2012, WTI oil prices recovered to the $90-$95 per barrel range, although prices have since decreased to approximately $85 per barrel. Additionally, certain of the Company’s customers consumed an outsize portion of their annual capital budgets for 2012 in the first nine months of 2012 due to higher-than-anticipated capital spending during such period, which will likely reduce such customers’ activity levels for the remainder of 2012.  While oil-directed rig counts decreased slightly during the third quarter of 2012, the Company expects overall oil drilling activity to remain at roughly current levels for the balance of 2012 and 2013. Significant declines in the oil-directed rig count in future periods would have a negative impact on the sales of artificial lift equipment and services.

The Power Transmission segment also benefits from many of these industry trends.   Approximately two-thirds of the products the Company sells in this segment are for applications in the oil and gas, refining and power generation industries.  The Company believes growing global populations and energy consumption will create increased demand for energy infrastructure, and with it increased demand for custom engineered, mission critical gearboxes.  The Company also believes that the combination of engineering knowledge, specialized machine tools, mechanical test capabilities and reliability that is required in the power transmission industry constitute a significant barrier to entry to potential new competitors and limit the competitive landscape to a relatively small number of suppliers. However, the market for these products has slowed recently as customers have delayed the release of orders for larger energy infrastructure projects due to global economic uncertainties.

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings.

Overall, sales for the third quarter of 2012 increased to $340.3 million from $231.7 million for the third quarter of 2011, or 46.9%. This increase was primarily driven by higher sales of Oilfield products and services in the North American markets driven by increased oil-focused drilling activities in unconventional resource plays and the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012.

Gross margin for the third quarter of 2012 remained at 23.3% compared to the third quarter of 2011, due primarily to lower margins in Power Transmission offsetting improved margins in Oilfield.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $37.0 million during the third quarter of 2012 from $29.9 million during the third quarter of 2011. This increase was primarily related to resources added from the acquisitions and higher costs of the new ERP system and related post-implementation support costs.  As a percentage of sales, selling, general and administrative expenses decreased to 10.8% during the third quarter of 2012 compared to 12.9% during the third quarter of 2011.

The Company reported net earnings of $26.3 million, or $0.78 per share (diluted), for the third quarter of 2012, compared to net earnings of $14.4 million, or $0.47 per share (diluted), for the third quarter of 2011.

While the results of the third quarter of 2012 improved sequentially and compared to the prior year quarter, the Company continues to face headwinds for several reasons.  Within the Oilfield segment, third quarter 2012 results were negatively impacted by reduced natural gas-directed drilling activities due to sustained low U.S. natural gas prices.  Also Oilfield results in Argentina continue to be negatively affected by local inflation, labor disruptions and higher wage costs from new national labor contracts, which may also negatively impact earnings in future periods.  In addition, although Oilfield manufacturing productivity in the third quarter of 2012 improved sequentially, results were negatively impacted by additional labor costs associated with efforts to increase capacity and improve efficiency at certain North American plants to meet increased demand for our products.

The Power Transmission segment third quarter 2012 results were negatively affected by cost overruns related to a new product design.  Additionally, overall end markets for Power Transmission equipment continue to show signs of weakness due to lower energy prices and the global economic outlook, which may negatively impact results for the balance of 2012 and future periods.

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended September 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Sales
Oilfield	$289,927	$183,505	$106,422	58.0
Power Transmission	50,418	48,209	2,209	4.6
Total	$340,345	$231,714	$108,631	46.9

Gross Profit
Oilfield	$71,753	$41,607	$30,146	72.5
Power Transmission	7,507	12,283	(4,776)	(38.9)
Total	$79,260	$53,890	$25,370	47.1

Oilfield

Oilfield sales increased to $289.9 million, or 58.0%, for the quarter ended September 30, 2012, from $183.5 million for the quarter ended September 30, 2011. New pumping unit sales for the third quarter of 2012 were $138.8 million, up $38.5 million, or 38.4%, compared to $100.3 million during the third quarter of 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian plays. For the third quarter of 2012, pumping unit service sales of $36.3 million were up $2.0 million, or 5.9%, compared to $34.3 million during the third quarter of 2011 from higher installation and general field activity.  Automation sales of $56.9 million during the third quarter of 2012 were up $22.6 million, or 65.9%, compared to $34.3 million during the third quarter of 2011 from higher product sales and revenues attributable to the Datac, Realflex and Zenith acquisitions completed in the first quarter of 2012. Sales from gas and plunger lift equipment of $11.8 million during the third quarter of 2012 were up $2.6 million, or 27.9%, compared to $9.2 million in the third quarter of 2011.  Sales from Quinn’s, which was acquired in the fourth quarter of 2011, were $42.8 million for the third quarter of 2012. Commercial casting sales of $3.4 million during the third quarter of 2012 were down $2.1 million, or 37.9%, compared to $5.5 million during the third quarter of 2011, as available capacity was directed towards internal production.  Oilfield’s backlog decreased to $274.8 million as of September 30, 2012 from $306.7 million at June 30, 2012. The decrease was due to lower orders for pumping units in the North American market and seasonal Latin America orders booked in the second quarter of 2012.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 24.7% for quarter ended September 30, 2012, compared to 22.7% for the quarter ended September 30, 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Direct selling, general and administrative expenses for Oilfield increased to $19.7 million, or 29.5%, for the quarter ended September 30, 2012, from $15.2 million for the quarter ended September 30, 2011. This increase was due to resources added from the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012, as well as related acquisition expenses incurred in the third quarter of 2011. Direct selling, general and administrative expenses as a percentage of sales decreased to 6.8% for the quarter ended September 30, 2012, from 8.3% for the quarter ended September 30, 2011, due to greater leverage from higher sales levels.

Power Transmission

Power Transmission sales increased to $50.4 million, or 4.6%, for the quarter ended September 30, 2012, compared to $48.2 million for the quarter ended September 30, 2011. New unit sales of $37.3 million during the third quarter of 2012 were up $1.8 million, or 5.2%, compared to $35.5 million during the third quarter of 2011, from increased shipments to the oil and gas sector. Repair and service sales of $11.1 million for the quarter ended September 30, 2012, were down $0.1 million, or 1.2%, compared to $11.2 million for the quarter ended September 30, 2011, primarily due to weaker sales of replacement parts for drilling and completion equipment. Bearing sales of $2.0 million for the quarter ended September 30, 2012 were up $0.5 million, or 31.4%, as compared to the sales of $1.5 million for the quarter ended September 30, 2011, due to improvements in the oil and gas sector.  Power Transmission backlog at September 30, 2012 decreased to $114.8 million from $117.0 million at June 30, 2012, primarily from the shipment of certain orders delayed from the second quarter.

Gross margin for Power Transmission decreased to 14.8% for the quarter ended September 30, 2012, compared to 25.5% for the quarter ended September 30, 2011. This decrease is primarily related to cost overruns on certain newly-designed low speed units and lower capacity utilization in the U.S. manufacturing facility.

Direct selling, general and administrative expenses for Power Transmission decreased to $5.9 million, or 22.7%, for the quarter ended September 30, 2012, from $7.7 million for the quarter ended September 30, 2011, due to lower personnel-related expenses. Direct selling, general and administrative expenses as a percentage of sales decreased to 11.8% for the quarter ended September 30, 2012, from 15.9% for the quarter ended September 30, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $11.3 million for the quarter ended September 30, 2012, an increase of $4.3 million, or 60.2%, from $7.0 million for the quarter ended September 30, 2011, primarily due to higher employee related expenses, higher support and depreciation on the new ERP system and post-implementation support on the new ERP system.

Interest income, interest expense and other income and expense for the quarter ended September 30, 2012 increased to $3.3 million of expense compared to $0.1 million of expense for the quarter ended September 30, 2011. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions.

The net tax rate for the quarter ended September 30, 2012 was 32.5% compared to 39.4% for the quarter ended September 30, 2011. This decrease is primarily due to the favorable benefit of income earned in lower-tax jurisdictions in 2012 and the unfavorable impact of the non-deductibility of certain acquisition-related expenses in 2011.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Nine Months Ended September 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Sales
Oilfield	$779,238	$516,149	$263,089	51.0
Power Transmission	146,288	136,721	9,567	7.0
Total	$925,526	$652,870	$272,656	41.8

Gross Profit
Oilfield	$191,195	$120,046	$71,149	59.3
Power Transmission	31,895	37,402	(5,507)	(14.7)
Total	$223,090	$157,448	$65,642	41.7

Oilfield

Oilfield sales increased to $779.2 million, or 51.0%, for the nine months ended September 30, 2012, from $516.1 million for the nine months ended September 30, 2011. New pumping unit sales for the nine months ended September 30, 2012, were $366.2 million, up $84.2 million, or 29.9%, compared to $282.0 million during the nine months ended September 30, 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian plays. For the nine months ended September 30, 2012, pumping unit service sales of $105.4 million were up $10.5 million, or 11.1%, compared to $94.9 million during the nine months ended September 30, 2011, from higher installation and general field activity.  Automation sales of $140.5 million during the nine months ended September 30, 2012, were up $42.4 million, or 43.3%, compared to $98.1 million during the nine months ended September 30, 2011, primarily from the Datac, Realflex and Zenith acquisitions completed in the first quarter of 2012. Sales from gas and plunger lift equipment of $32.4 million during the nine months ended September 30, 2012, were up $7.2 million, or 28.4%, compared to $25.2 million in the nine months ended September 30, 2011.  Sales from Quinn’s for the nine months ended September 30, 2012, which was acquired in the fourth quarter of 2011, were $122.3 million. Commercial casting sales of $12.5 million during the nine months ended September 30, 2012, were down $3.6 million, or 22.4%, compared to $16.1 million during the nine months ended September 30, 2011, as available capacity was directed towards internal production.  Oilfield’s backlog increased to $274.8 million as of September 30, 2012 from $164.2 million at December 31, 2011. The increase was due to higher orders for pumping units in the North American market and seasonal Latin America orders.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 24.4% for nine months ended September 30, 2012, compared to 23.3% for the nine months ended September 30, 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and improved pricing in the Oilfield segment.

Direct selling, general and administrative expenses for Oilfield increased to $64.5 million, or 65.3%, for the nine months ended September 30, 2012, from $39.0 million for the nine months ended September 30, 2011. This increase was primarily due to resources added from the acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012, as well as higher related acquisition expenses incurred in the first half of 2012 than the third quarter of 2011.  Direct selling, general and administrative expenses as a percentage of sales increased to 8.3% for the nine months ended September 30, 2012, from 7.6% for the nine months ended September 30, 2011.

Power Transmission

Power Transmission sales increased to $146.3 million, or 7.0%, for the nine months ended September 30, 2012, compared to $136.7 million for the nine months ended September 30, 2011. New unit sales of $102.5 million during the nine months ended September 30, 2012, were up $5.8 million, or 6.0%, compared to $96.7 million during the nine months ended September 30, 2011. Repair and service sales of $37.9 million for the nine months ended September 30, 2012, were up $1.9 million, or 5.5%, compared to $36.0 million for the nine months ended September 30, 2011. Bearing sales of $5.9 million for the nine months ended September 30, 2012 were up $1.8 million, or 43.6%, as compared to the sales of $4.1 million for the nine months ended September 30, 2011, due to improvements in the oil and gas sector.  Power Transmission backlog at September 30, 2012 increased to $114.8 million from $107.4 million at December 31, 2011, primarily from increased bookings of new units for the energy-related markets.

Gross margin for Power Transmission decreased to 21.8% for the nine months ended September 30, 2012, compared to 27.4% for the nine months ended September 30, 2011, or 5.6 percentage points. This decrease is primarily related to production inefficiencies in the U.S. manufacturing facility and cost overruns on new low speed unit designs.

Direct selling, general and administrative expenses for Power Transmission decreased to $20.6 million, or 9.0%, for the nine months ended September 30, 2012, from $22.6 million for the nine months ended September 30, 2011, primarily from lower personnel-related expenses. Direct selling, general and administrative expenses as a percentage of sales decreased to 14.1% for the nine months ended September 30, 2012, from 16.6% for the nine months ended September 30, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $37.9 million for the nine months ended September 30, 2012, an increase of $14.5 million, or 62.1%, from $23.4 million for the nine months ended September 30, 2011, primarily due to higher employee related expenses, higher support and depreciation on the new ERP system and post-implementation support on the new ERP system.

Interest income, interest expense and other income and expense for the nine months ended September 30, 2012 increased to $10.5 million of expense compared to $0.4 million of expense for the nine months ended September 30, 2011. This increase in expense is related to higher interest expense related to the new debt financing put in place in connection with the Company’s 2011 acquisitions.

The net tax rate for the nine months ended September 30, 2012 was 37.0% compared to 37.1% for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its Bank Facility described below will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2012, and for the foreseeable future.

The Company’s cash balance totaled $48.8 million at September 30, 2012, compared to $38.4 million at December 31, 2011. For the nine months ended September 30, 2012, net cash provided by operating activities was $33.5 million, net cash used in investing activities totaled $212.6 million and net cash provided by financing activities amounted to $189.2 million. Significant components of cash provided by operating activities for the nine months ended September 30, 2012 included net earnings from continuing operations, adjusted for non-cash expenses, of $108.1 million and an increase in working capital of $74.6 million. This working capital increase was primarily due to an increase in inventory balances of $48.2 million.

Net cash used in investing activities for the nine months ended September 30, 2012 included net capital expenditures totaling $67.2 million, net of $19.6 million in government incentives, acquisition expenses totaling $145.9 million and a holdback payment of $1.5 million related to ILS. Capital expenditures in the first nine months of 2012 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2012 are projected to be in the $80 to $90 million range, net of $19.6 million in government incentives, primarily for the new Romanian facility, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oilfield and Power Transmission segments. These capital expenditures will be funded by existing cash balances and operating cash flows. The Company is reviewing additional geographic and product line expansion opportunities that could require significant capital spending or acquisition funding over several years. These additional expenditures might exceed available cash balances and operating cash flows during those periods and could require financing through borrowings or additional equity capital.

Significant components of net cash provided by financing activities for the nine months ended September 30, 2012 include note payments that total $43.9 million, dividend payments of $12.2 million, or $0.25 per share, and proceeds from an equity offering of $217.6 million.

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of September 30, 2012, $306.1 million of the term loan was outstanding and there was $9.9 million in letters of credit and $25.0 million of funded debt outstanding against the revolving credit facility.  As of September 30, 2012 the interest rate was 2.75% on the Bank Facility and the Company paid $2.7 million and $8.5 million of interest expense for the three and nine months ended September 30, 2012.  The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of September 30, 2012 and had borrowing capacity of $140.1 million under the revolving credit facility.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements (unaudited).

Critical Accounting Policies and Estimates

During the quarter ended September 30, 2012, there were no material changes from our critical accounting policies and estimates as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q contains forward-looking statements and information, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying them. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company.  These risks and uncertainties include, but are not limited to:

●	oil and natural gas prices;
●	declines in domestic and worldwide oil and natural gas drilling;
●	capital spending levels of exploration and production companies;
●	availability and prices for raw materials;
●	the inherent dangers and complexities of the Company’s operations;
●	uninsured judgments or a rise in insurance premiums;
●	the inability to effectively identify and integrate acquisitions and to achieve cost savings and revenue growth;
●	labor disruptions and increasing labor costs;
●	the availability of qualified and skilled labor;
●	disruption of the Company’s operating facilities or management information systems, including cyber-attacks;
●	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
●	currency exchange rate fluctuations in the markets in which the Company operates;
●
changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates, or have similar adverse effects on our customers;

●	unfavorable results of litigation and the fruition of contingencies referred to in the notes to the financial statements included in this report; and
●
general industry, political and economic conditions in the markets where the Company’s procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

Forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update or review any forward-looking statements because of new information, future events or other factors.  Forward-looking statements involve risks and uncertainties and are not guaranties of future performance.  There is no assurance that any of the matters listed above or any of the risks described in Item 1A “Risk Factors” of this report or our Annual Report on Form 10-K for the year ended December 31, 2011 will occur or, if any of them do occur, when they will occur or what impact they will have on our operations or financial condition.  Future results and performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above.  Because of these uncertainties, you should not place undue reliance on these forward-looking statements when making an investment decision.

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

Interest Rate Risk

The Company has exposure to interest rate fluctuations on borrowings under its Bank Facility due to the fact that the interest rate on the Bank Facility is variable.

Commodity Price Risk

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

Foreign Currency Exchange Risk

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its French and Canadian subsidiaries. As of September 30, 2012, this inter-company debt was comprised of a $0.2 million payable from France and a $0.2 million payable from Canada. As of September 30, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.1 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.1 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of September 30, 2012, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.3 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.3 million of income.

Item 4.	Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as September 30, 2012, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in a number of claims and legal proceedings arising from time to time in the ordinary course of the Company’s business.  See Legal Proceedings in Note 11 of the notes to the condensed consolidated financial statements in Part 1, Item 1 of this report, which information is incorporated herein by reference, for a description of matters arising during the quarter ended September 30, 2012, if any, and new developments in previously reported proceedings, if any.

Item 1A.	Risks Factors.

In addition to other information set forth in this quarterly report and the other reports and materials we file with the SEC, the factors discussed in Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  During the quarter ended September 30, 2012, there were no material changes from the risk factors as previously disclosed in Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

The documents listed on the Exhibit Index following the signature pages hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2012

LUFKIN INDUSTRIES, INC.

By:	/s/ Christopher L. Boone

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