Form 10-K
period 2012-12-31
LUFKIN INDUSTRIES INC
filed 2013-03-01
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _____________________ to ___________________

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

Common Stock, Par Value $1.00 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2012, was $1,822,303,242.

There were 33,706,375 shares of Common Stock, $1.00 par value per share, outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

K 2

PART I

Item 1.  Business

Our Business

Lufkin Industries, Inc. (“we” or the “Company”) is a global supplier of artificial lift products, technology, services and solutions, including automated control equipment and analytical products for artificial lift equipment, to the oil and gas industry.  In addition, the Company designs, manufactures and services power transmission products for use in energy infrastructure and industrial applications.  Since being founded in 1902, the Company has expanded its product portfolio through in-house research and development as well as through acquisitions of businesses with complementary product lines and technologies.  Through this evolution, the Company has become a global supplier to the oil and natural gas industry and other select industrial sectors, with offices and facilities in more than a dozen countries and decades of experience in oilfields around the world.  The Company’s most important asset is its reputation with its customers, which is based on the reliability of its products and the enhanced efficiency those products bring to its customers’ operations. The combination of high performance products and experienced personnel has allowed the Company to expand its customer base and its geographical footprint.

Growth in oil and gas production requires both the successful drilling of new wells and improved recovery from existing wells.  Artificial lift is a production process used in oil wells and, to a lesser extent, natural gas wells to supplement a reservoir’s natural pressure in order to bring more hydrocarbons to the surface.  Most wells that are initially free-flowing will eventually require artificial lift as they mature due to a natural decline in reservoir pressure over time.  This decline typically occurs more rapidly in unconventional oil and natural gas reservoirs than it does in conventional reservoirs.  As global demand for energy has increased, and readily-accessible oil and natural gas reserves have declined, producers have increasingly focused on enhanced recovery from existing fields to boost production by extending the life of reserves utilizing artificial lift technology.  The Company’s goal is to become the preferred source for artificial lift solutions.

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

The Company’s business consists of two operating segments: Oilfield and Power Transmission.

Oilfield

The Company’s Oilfield segment manufactures and services artificial lift products, including reciprocating rod, gas, plunger and hydraulic lift equipment, progressive cavity pumps (“PCPs”) and related well-site products.  In 2012, the Oilfield segment accounted for approximately 84% of the Company’s revenues and approximately 97% of the Company’s operating income.  The Company is a leading supplier to the oil and gas industry of beam pumping units for rod lift applications.  The Company’s iconic pumping units are among the most recognized in the industry and have a reputation for quality and reliability.  Approximately 76% of North American oil and gas operators have used the Company’s products in their operations.  There has been a resurgence in rod lift unit sales in recent years as a result of the increased development of oil and liquids-rich plays in the United States, such as the Bakken and Eagle Ford Shale formations, as well as more mature fields in the Permian Basin and California.  According to Spears & Associates (“Spears”), a leading industry research consultant, rod lift sales represented approximately 31% of the $10.9 billion artificial lift market in 2012 compared to approximately 25% in 2011 and 20% in 2010, and grew more than any other artificial lift technology.  In addition, Spears anticipates that the artificial lift market will grow an additional 18% over 2012 levels in 2013.

The Oilfield segment also designs, manufactures, installs and services automated control equipment and analytical products for artificial lift equipment. These products, referred to as “automation solutions,” help lower production costs and optimize well efficiency for our customers. The Company’s automation solutions offerings are enhanced by the use of Supervisory Control and Data Acquisition (“SCADA”), which provides the critical communication link among our products.  The data acquisition and communication capabilities of SCADA permit the analysis of well production data in real time, which in turn enables the Company’s product solutions to optimize well performance.

Building on the Company’s decades-long success with rod lift equipment, the Company has recently pursued a strategy of expanding its artificial lift products and services portfolio and the geographic scope of its Oilfield segment through a series of strategic acquisitions.  Additionally, the Company is developing the industry’s leading automation solutions across all artificial lift technologies. In furtherance of these objectives, since the beginning of 2010, the Company has acquired:

K 3

•	the hydraulic rod pumping unit business of Petro Hydraulic Lift Systems, LLC;

•	Pentagon Optimization Services, Inc. (“Pentagon”), a diversified Canadian well optimization company that assembles and services plunger lift equipment; and

•	The reciprocating down-hole pump and PCP business of Quinn’s Oilfield Supply Ltd. (“Quinn’s”).

•	Datac Instrumentation Limited (“Datac”), a provider of technology that enables artificial lift equipment to transmit and receive performance data as well as remote terminal unit technology;

•	RealFlex Technologies Limited (“Realflex”), a provider of real-time server software packages for process control systems; and

•
Zenith Oilfield Technology Limited (“Zenith”), a leading provider of down-hole monitoring, data gathering and control systems for artificial lift applications, including real time optimization and control systems for PCPs and electric submersible pumps (“ESPs”), as well as artificial lift completion systems for ESPs.

These acquisitions have enabled the Company to expand its product portfolio, customer base and geographic footprint, accelerate its automation solutions strategy and provide its products and services with industry-leading technological capabilities, including the collection and evaluation of down-hole well performance data in real time.

The Company’s next generation of automation solutions will permit our customers to dynamically manage artificial lift equipment and thereby optimize performance through the collection of real time, down-hole well data, the analysis of that data by surface automation systems and the automatic adjustment of operating parameters based on that data to more efficiently produce a reservoir.  We are designing these automation solutions to be capable of interfacing with artificial lift technologies, including ESPs, manufactured by any of the major artificial lift equipment vendors.   We believe that our vendor-neutral, integrated approach to automation is unique and will allow the Company to develop a relationship with customers who have traditionally relied on other vendors for their artificial lift needs.  However, we also believe that our automation solutions will continue to be more reliable and perform at optimal levels when used in combination with our own products, and we intend to leverage our automation solutions to enhance sales of our artificial lift equipment.

Oilfield Products

The Oilfield segment manufactures and services artificial lift products, including reciprocating rod lift, commonly referred to as pumping units, gas lift, plunger lift, PCP equipment and related products.

Pumping Units.  The Oilfield segment manufactures five basic types of pumping units: an air-balanced unit; a beam-balanced unit; a crank-balanced unit, a Mark II Unitorque unit and a hydraulic unit.  The basic differences among the five types of units relate to the counterbalancing system.  The depth of a well and the desired fluid production determine the type of counterbalancing configuration that is required.  The Company manufactures numerous sizes and combinations of pumping units within the five basic types. In addition, the Company manufactures and services down-hole reciprocating pumps that work with the surface equipment to bring liquids from the reservoir to the surface.

Pumping Unit Service.  Through its network of service centers, the Oilfield segment transports and repairs pumping units. The service centers also refurbish and sell used pumping units.

Automation.  The Oilfield segment designs, manufactures, installs and services computer control equipment and provides analytical services for artificial lift equipment that lower production costs and optimize well efficiency.

Gas Lift/Plunger Lift.  The Oilfield segment designs, manufactures, installs and services gas lift and plunger lift equipment.

Progressive Cavity Pumps.  The Oilfield segment designs, manufactures, installs and services PCP equipment.

Foundry Castings.  As part of the Company’s vertical integration strategy, the Oilfield segment operates an iron foundry to produce castings for new pumping units. In order to maximize utilization of this facility, we also produce castings for third parties when capacity and demand permit.

Power Transmission

The Company’s Power Transmission segment designs, manufactures and services custom engineered speed increasing and reducing gearboxes for energy infrastructure and industrial applications.   In 2012, the Power Transmission segment accounted for approximately 16% of the Company’s revenues and approximately 3% of the Company’s operating income.  The Company’s speed-increasing gearboxes convert lower speed and higher torque input to higher speed and lower torque output, while speed-reducing gearboxes convert higher speed and lower torque input to lower speed and higher torque output.  The Company’s high-speed or turbo gears are used in petrochemical production, refining, offshore oil production, oil and gas transmission, natural gas liquefaction and electrical power generation.  The Company is one of the only producers of high-horsepower, high-speed gearboxes for these demanding applications.  The Company’s low-speed industrial gears are used in metals processing, tire and rubber production, sugar processing, marine propulsion and mining.  We believe that the Company’s power transmission products in both high-speed and low-speed applications benefit from an excellent reputation for quality and reliability.

K 4

Power Transmission Products

The Power Transmission segment designs, manufactures and services speed increasing and reducing gearboxes for industrial applications.  The Company produces numerous sizes and designs of gearboxes depending on the end use.  While there are standard designs, the majority of the gearboxes we manufacture are custom-designed and manufactured in collaboration with the customer for the customer’s particular application.

High-Speed Gearboxes.  Single stage gearboxes with pitch line velocities equal to or greater than 35 meters per second or rotational speeds greater than 4500 rpm or multi-stage gearboxes with at least one stage having a pitch line velocity equal to or greater than 35 meters per second and other stages having pitch line velocities equal to or greater than 8 meters per second are classified as high-speed gearboxes. These gearboxes require extremely high precision manufacturing and testing due to the stresses on the gearing. These gearboxes more typically service the energy related markets of petrochemicals, refineries, offshore production and transmission of oil and gas.

Low-Speed Gearboxes.  Gearboxes which do not meet the pitch line or rotational speed criteria of high-speed gearboxes are classified as low-speed gearboxes. The majority of low-speed gearboxes are reducers. While still requiring close tolerances, these gearboxes do not require the same precision of manufacturing and testing as high-speed gearboxes. These gearboxes more typically service commodity-related industries like rubber, sugar, paper, steel, plastics, mining and cement as well as marine propulsion.

Parts.  In addition to producing parts for aftermarket service, the Company manufactures capital spares for customers in conjunction with the production of new gearboxes in order to minimize the customer’s downtime if repair or replacement is required in the future.

Gearbox Repair & Service.  The Power Transmission segment provides on and off-site repair and service for its own products and those manufactured by other companies. Repair work is performed in dedicated facilities due to the quick turn-around times required.

Lufkin RMT. We acquired Rotating Machinery Technology, Inc. (“RMT”) in 2009.  RMT specializes in the analysis, design and manufacture of precision, custom-engineered tilting-pad bearings and related components for high-speed turbo machinery operating in critical duty applications.  RMT also services, repairs and upgrades turbo-expander process units for air and gas separation.

Financial information by industry segment and geographic area is incorporated herein by reference to Note 15 – “Business Segment Information” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this annual report on Form 10-K.

Other Business Data

Raw Materials

The Company purchases a variety of raw materials in manufacturing its products for both the Oilfield and Power Transmission segments.  The principal raw materials are structural and plate steel, round alloy steel, steel forgings and iron castings, which are purchased from both the Company’s foundry and third-party foundries.  Casting costs are subject to change, as a result of changes in raw material prices on scrap iron and pig iron in addition to changes in natural gas and electricity prices.  Due to the many configurations of its products and thus sizes of raw material used, the Company does not enter into long-term contracts for raw materials and generally has not experienced shortages of raw materials.  During 2012, the Company did not experience any significant material shortages.  Raw material prices in North America have remained relatively stable over the last several years and the Company does not anticipate any raw material or component part shortages in the short-term.  However, the Company has experienced significant inflation in raw materials in Argentina as a result of local economic disruptions.  Raw material prices may continue to increase and availability may decrease with little notice.

K 5

Competition

The primary global competitor for artificial lift equipment is Weatherford International Ltd., but Chinese manufacturers of artificial lift equipment also participate in the domestic and international markets both as direct competitors and by supplying wholesale equipment to our other competitors.  Used pumping units are also an important factor in the North American market, as customers will generally attempt to satisfy requirements through used equipment before purchasing new equipment.  There are also various other manufacturers of certain types of artificial lift equipment, such as Dover and Robbins & Myers. While we believe that the Company is one of the larger manufacturers of artificial lift equipment in the world, manufacturers of other types of equipment like electric submersible pumps, such as Schlumberger Limited and Baker Hughes Incorporated, have a significant share of the total artificial lift market.  Weatherford International is the Company’s single largest competitor in the service market, although small independent operators also provide significant competitive pressures.  Additionally, we believe that other large competitors such as Halliburton Company and National Oilwell Varco, Inc. may be considering entering or expanding their presence in the artificial lift markets.

In the Oilfield segment, due to the competitive nature of the business and the relative age of many of the product designs, price, delivery time, product quality and customer service are important factors in winning orders.  To this end, the Company maintains strategic levels of inventories in order to ensure delivery times and invests in new capital equipment to maintain quality and price levels.

We believe that the market for the gearboxes manufactured by our Power Transmission segment is also very competitive.  While several North American competitors have de-emphasized the market, many European companies remain in the market.  Competitors include Flender Graffenstaden, BHS, Renk, Rientjes, CMD, Philadelphia Gear and Horsburgh & Scott.  Although price is an important factor, we believe that potential customers also emphasize proven designs, workmanship and engineering in sourcing these products.  Accordingly, the Company outsources very little of the design and manufacturing processes for its Power Transmission products.

Markets Served and Customers

Demand for artificial lift equipment primarily depends on the level of onshore drilling and workover activity as well as the depth and fluid conditions of that drilling.  Drilling activity is driven by our customers’ current perceptions of the level and stability of the price of oil, commodity prices and our customers’ access to operating cash flow and other sources of capital. The higher energy prices experienced since 2010 has increased drilling activity and, accordingly, the demand for artificial lift equipment and related service and products.  As the global economy began to recover in 2010 and oil prices and drilling activity rose, demand levels increased to near 2008 levels.  This trend continued in 2012, with higher drilling activity and lower surplus equipment inventory driving demand for new artificial lift equipment.  Drilling activity slowed in the fourth quarter of 2012 as customers had substantially depleted their capital budgets earlier in the year.  While drilling activity is expected to be slower in the first quarter of 2013 as a result of this slowdown, activity levels are expected to ramp up during the subsequent quarters of 2013.  Long-term, the demand for artificial lift equipment is also expected to continue to increase in international markets.  While a majority of the segment’s revenues are in North America, international opportunities continue to increase as new drilling increases and existing fields mature, requiring increased use of artificial lift, especially in Latin American, Russian and Middle Eastern markets.

Our Power Transmission segment services many diverse markets, with high-speed gearing for markets such as petrochemicals, refineries, offshore production and transmission of oil and low-speed gearing for the gas, rubber, sugar, paper, steel, plastics, mining, cement and marine propulsion markets, each of which has its own unique set of competitive conditions.  Favorable conditions for one market may be unfavorable for another market.  Generally, if global industrial capacity  utilization is not high, spending on new equipment lags.  Also impacting demand are government regulations involving safety and environmental issues that can require capital spending.  Recent market demand increases have come from energy-related markets such as refining, petrochemical, drilling, coal, marine and power generation in response to higher global energy prices.  Demand for RMT products generally follows demand for high-speed gearboxes.

Our Oilfield segment customers include independent oil and natural gas production companies, integrated oil companies and foreign national oil companies, and our customers for the Power Transmission segment include owners and operators of chemical plants, refineries, manufacturers and other similar industrial concerns.  No single customer represented over 10% of the Company’s consolidated revenues for years ended December 31, 2012, 2011 or 2010.

Employees

The Company had approximately 4,400 employees at December 31, 2012, including approximately 2,500 employees that were paid on an hourly basis.  Certain of the Company’s employees are subject to a collective bargaining agreement that expires in October 2014.  The Company considers its relations with its foreign and domestic employees to be satisfactory, except that the Company has experienced work stoppages by its Argentina employees, which do not target the Company specifically, as a result of the general strikes by Argentinian workers in response to political and economic instability in that country.

K 6

The nature of the products manufactured and serviced by the Company generally requires skilled labor.  Our ability to  increase capacity could be limited by our ability to hire and train qualified personnel.  Additionally, because our main U.S. manufacturing facilities are unionized, a prolonged labor disruption could have a significant impact on the Company’s ability to maintain production levels.  The Company has experienced significant wage inflation and occasional work stoppages at the Oilfield segment’s Argentina plant due to local economic disruptions.

Federal Regulation and Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations, including those related to air emissions, wastewater discharges, the handling of solid and hazardous wastes and occupational safety and health.  Environmental laws have, in recent years, become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties.  While the Company is not currently aware of any situation involving an environmental claim that it believes would be reasonably likely to have a material adverse effect on its business, an accident or unknown or unexpected environmental claim with respect to one or more of the Company’s current businesses or a business or property that one of its predecessors owned or used could have a material adverse effect.  The Company’s operations have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad.  However, the Company does not believe that future costs of environmental compliance will have a material adverse effect on its business, results of operations or financial condition.

Available Information

The Company makes available, free of charge, through the Company’s website, www.lufkin.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Access to these electronic filings is available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission.  You may also request printed copies of these documents free of charge by writing to the Corporate Secretary at P.O. Box 849, Lufkin, Texas 75902.  Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330.  Reports filed with or furnished to the SEC are also made available on the SEC’s website at www.sec.gov.

K 7

Item 1A.  Risk Factors.

The risks described below are those which the Company believes are the material risks that it faces.  Any of the risk factors described below could significantly and adversely affect its business, prospects, financial condition and results of operations.

A decline in domestic and worldwide oil and natural gas drilling activity would adversely affect the Company’s results of operations.

The Oilfield segment is materially dependent on the level of oil and natural gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies.  This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices.  Oil and natural gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty, world events, governmental actions and a variety of additional factors that are beyond the Company’s control, including:

•	the level of North American and worldwide oil and natural gas exploration and production activity;

•	worldwide economic conditions, particularly economic conditions in North America;

•	oil and natural gas production costs;

•	weather conditions;

•	the expected costs of developing new reserves;

•	national government political requirements and the policies of OPEC;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy conservation measures;

•	environmental regulation; and

•	tax policies.

Increases in the prices of our raw materials could adversely affect the Company’s margins and results of operations.

The Company uses large amounts of steel and iron in the manufacture of its products.  The price of these raw materials has a significant impact on the cost of producing products.  Steel and iron prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Since most of the Company’s suppliers are not currently parties to long-term contracts with it, the Company is vulnerable to fluctuations in prices of such raw materials.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel. Raw material prices may increase significantly in the future.  Certain items such as steel round and bearings have continued to experience price increases, price volatility and longer lead times. If the Company is unable to pass future raw material price increases on to its customers, its margins, results of operations, cash flow and financial condition could be adversely affected.

K 8

Raw material shortages or interruptions in the Company’s supply of raw materials could adversely affect its results of operations.

The Company relies on various suppliers to supply the components utilized to manufacture its products and typically does not have long-term contracts with these suppliers.  The availability of raw materials is a function of the availability of steel and iron and the alloy materials that are utilized by the Company’s suppliers. To date, shortages have not caused a material disruption in raw material availability or in the Company’s manufacturing operations.  However, material disruptions may occur in the future.  Raw material shortages and allocations may result in work slowdowns or stoppages, inefficient operations and a build-up of inventory.  The loss of any of the Company’s suppliers or their inability to meet its price, quality, quantity and delivery requirements could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company’s customers’ industries are undergoing continuing consolidation that may impact its results of operations.

Some of the Company’s largest customers have consolidated and are using their size and purchasing power in an effort to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of the Company’s other primary customers, which may lead to decreased demand for the Company’s products and services. The Company cannot assure you that it will be able to maintain its level of sales to any customer that has consolidated or replace that revenue with increased business activities with other customers. As a result, this consolidation activity could have a significant negative impact on the Company’s results of operations or financial condition. The Company is unable to predict what effect consolidations may have on prices, capital spending by its customers, its selling strategies, its competitive position, its ability to retain customers or its ability to negotiate favorable agreements.

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

The Company has and expects to continue to consider opportunities to acquire related businesses.  For an acquisition to be successful, the Company must successfully integrate it, achieve cost efficiencies and manage these businesses as part of the Company.  The Company may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  The Company’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition.  In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of the Company’s existing business.  The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact the Company’s business and results of operations.  Further, the benefits that the Company anticipates from these acquisitions may not develop.

Labor disputes or the expiration of the Company’s current collective bargaining agreement could have a material adverse effect on its business.

The Company’s main U.S. manufacturing facilities are unionized, and the collective bargaining agreement with respect to those facilities will expire in October 2014.  The Company also has unionized labor in other international operations.  The Company cannot assure that disputes, work stoppages or strikes will not arise in the future.  In addition, when the existing collective bargaining agreement expires, the Company cannot assure that it will be able to reach a new agreement with its employees or that any new agreement will be on substantially similar terms as the existing agreement.   Future disputes with and labor concessions to the Company’s employees could result in a disruption of operations and higher wage expenses, which could have a material adverse effect upon the Company’s results of operations and financial position.

K 9

The inability to hire and retain qualified employees may hinder the Company’s growth.

The ability to provide high-quality products and services depends in part on the Company’s ability to hire, train and retain skilled personnel in the areas of management, product engineering, manufacturing, servicing and sales.  Competition for such personnel is intense and competitors can be expected to attempt to hire the Company’s skilled employees from time to time.  Additionally, during periods of high demand, workers can be in short supply and the hiring of workers in large numbers can distract management and increase overhead costs.  The Company’s business and results of operations could be materially adversely affected if it is unable to retain the customer relationships and technical expertise provided by the Company’s management team and professional personnel.

Significant competition exists in the industries in which the Company operates and competitors may offer new or better products and services or lower prices, which could result in a loss of customers and a decrease in revenues.

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

While the Company owns numerous facilities domestically and internationally, its primary manufacturing facilities located in and around Lufkin, Texas account for a significant percentage of its manufacturing output.  An unexpected disruption in the Company’s production at these facilities or in its management information systems for any length of time would have an adverse effect on its business, financial condition and results of operations.

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

The Company has foreign operations that would be adversely impacted in the event of political instability, economic instability, legal sanctions or changes in global trade policies.

The Company has operations in certain international areas, including parts of the Middle East and Latin America, that are subject to local or regional political instability, economic instability or legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) as well as changes in global trade policies.  The Company’s operations may be restricted or prohibited in any country in which one or more of these risks occur.  With respect to any particular country, these risks include:

•	civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•	inflation and currency fluctuations, devaluations and conversion restrictions;

•	disruption of oil and natural gas exploration and production activities;

•	governmental action to expropriate and nationalize the Company’s assets in such country or deprive the Company of contract rights;

•	restriction of the movement and exchange of funds;

•	inhibition of the Company’s ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of the Company’s access to markets for periods of time.

K 10

The occurrence of any of these risks could result in the loss of our personnel or assets, disrupt financial and commercial markets or increase (perhaps prohibitively) the cost of continuing the Company’s operations in the affected region, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company is also subject to other laws and regulations governing its operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, and customs requirements, which the Company refers to collectively as “Trade Control laws.”  Trade Control laws are complex and constantly changing, and compliance with them increases the Company’s cost of doing business.  There is no assurance that the Company’s compliance policies and programs will be completely effective in ensuring its compliance with Trade Control laws.  If the Company is not in compliance with Trade Control laws, it may be subject to criminal and civil penalties, and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on its business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of Trade Control laws by U.S. or foreign authorities could also have an adverse impact on the Company’s reputation, business, financial condition and results of operations.

The Company’s results of operations could be adversely affected by actions under U.S. trade laws.

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

The Company is subject to currency exchange rate risk with intercompany debt denominated in U.S. dollars owed by its Canadian subsidiary.  The Company cannot assure that future currency exchange rate fluctuations will not have an adverse effect on its results of operations.

The Company may be subject to litigation if another party claims that it has infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components the Company uses to provide its services and products may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running the Company’s core business. Royalty payments under licenses from third parties, if available, would increase the Company’s costs. Additionally, an infringement claim could require the Company to seek and pay for a license for a particular technology, discontinue use of that technology or seek to develop an alternative technology.  If a license were not available the Company might not be able to continue providing a particular service or product, which could adversely affect its financial condition, results of operation and cash flows. Additionally, developing non-infringing technologies would increase its costs.

K 11

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

The Company relies on debt and equity capital for capital expenditures, acquisitions, working capital and other purposes. Turmoil in the credit markets and the potential impact on liquidity of major financial institutions may have an adverse effect on the Company’s ability to obtain needed capital in the public or private markets on terms the Company believes to be reasonable.

Due to the recent financial and credit crisis, certain of the Company’s counterparties may be unable to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company.

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on the Company’s business and financial condition and the business and financial condition of its counterparties.  While the financial markets have experienced improvement in recent years, the Company has continued to face challenges due to general financial market volatility.  The Company may be subject to increased counterparty risks whereby its counterparties may not be willing or able to meet their financial obligations to the Company or, alternatively, may be forced to postpone or otherwise cancel their contracts with the Company. A sustained decline in the ability of the Company’s counterparties to meet their financial obligations to the Company would adversely affect its business, results of operations and financial condition.

Climate change regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the Company’s products or services.

From time to time, Congress has considered legislation on climate change matters, which, if adopted, could increase the Company’s costs or decrease demand for the Company’s products.

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

Additionally, we may also be subject to certain international climate change accords in the foreign countries in which the Company operates.  A variety of regulatory developments, proposals or requirements have been introduced and/or adopted in the international regions in which the Company operates that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases.  Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” and the European Union Emissions Trading System, or EU ETS, which was launched as an international “cap and trade” system on allowances for emitting greenhouse gases.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or those of our customers could require the Company to incur costs to reduce emissions of greenhouse gases associated with operations, could adversely impact customers’ operations or demand for customers’ products or could adversely affect demand for the Company’s products or services, which would adversely affect the Company’s business, results of operations and financial condition.

K 12

The Company’s common stock has experienced, and may continue to experience, price volatility.

The market price of the Company’s common stock has historically experienced and continues to experience high volatility.  The Company’s common stock price may increase or decrease in response to a number of events and factors, including:

•	trends in the Company’s industries and the markets in which it operates;

•	changes in the market price of the products the Company sells;

•	the introduction of new technologies or products by the Company or its competitors;

•	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	the price of and demand for oil and natural gas;

•	changes in laws and regulations; and

•	general economic and competitive conditions.

Volatility or depressed market prices of the Company’s common stock could make it difficult for you to resell shares of its common stock when you want or at attractive prices.

There may be future dilution of the Company’s common stock or other equity, which may adversely affect the market price of its common stock.

The Company is not restricted from issuing additional shares of its common stock or securities convertible or exchangeable for its common stock.  If the Company issues additional shares of its common stock or convertible or exchangeable securities, it may adversely affect the market price of its common stock.  The Company’s certificate of incorporation authorizes the board of directors to issue up to 120,000,000 shares of its common stock, par value $1.00 per share, and up to 2,000,000 shares of our preferred stock, no par value specified.

The Company is able to issue shares of preferred stock with greater rights than its common stock.

The Company’s certificate of incorporation authorizes its board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from its shareholders.  Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, liquidation rights or voting rights.  If the Company issues preferred stock, it may adversely affect the market price of its common stock.

K 13

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties

The Company's primary manufacturing facilities which are located in and near Lufkin, Texas, are company-owned and include a foundry, machine shops, structural shops, assembly shops, storage yards and warehouses.  The facilities by segment are:

Oilfield:
Pumping Unit Manufacturing	628,000 sq. ft.
Foundry Operations	687,000 sq. ft.

Power Transmission:
New Unit Manufacturing	458,000 sq. ft.
Repair Operations	84,000 sq. ft.

Corporate Headquarters	33,000 sq. ft.

In addition, the Company has the following significant locations in the U.S.:

Lufkin ILS- Houston, TX (leased)	50,000 sq. ft.
Lufkin RMT- Wellsville, NY (owned)	55,000 sq. ft.
Houston – Automation	22,000 sq. ft.

The Company also owns several international facilities for the production and servicing of pumping units and power transmission products.  The facilities by segment are:

Oilfield:
Nisku, Alberta, Canada	66,000 sq. ft.
Red Deer, Alberta, Canada	80,000 sq. ft.
Edmonton, Alberta, Canada	75,000 sq ft.
Comodoro Rivadia, Argentina	125,000 sq. ft.
Ploesti, Romania	375,000 sq. ft.

Power Transmission:
Fougerolles, France	377,000 sq. ft.

Additionally, the Company has numerous service centers located throughout the United States and internationally to support the Oilfield and Power Transmission segments.  The majority of these locations are company-owned, with some leased. None of these leases qualify as capital leases.

K 14

Item 3.  Legal Proceedings

Intellectual Property Matter

In 2009, the Company brought suit in a Texas state court against the former owners of a business it had previously acquired in order to protect certain of the Company’s intellectual property rights. The former owners responded by counter suit against the Company as well as its outside counsel for the acquisition, Andrews Kurth LLP (“AK”), claiming that the Company had improperly acquired title to their inventions. The case was removed from the Texas state court to a U.S. District Court in Midland, Texas  in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for the Company disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

The parties appealed various decisions of the U.S. District Court to the U.S. Court of Appeals for the Federal Circuit, which ultimately dismissed the appeals for lack of jurisdiction and transferred the appeals to the Fifth Circuit in February 2012.  In addition to the federal appeals, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case, which set the remanded case for trial over defendants’ objections.  AK then sought and obtained an injunction from the U.S. District Court prohibiting the plaintiffs from pursuing the Texas state court case until resolution of the federal appeals, which the plaintiffs appealed.  In September 2012, the Fifth Circuit ruled in favor of the plaintiffs by vacating the injunction prohibiting the plaintiffs from litigating in state court.  Trail in state court was set to begin in March of 2013, while a number of substantive appeals remained before the Fifth Circuit.

On December 10, 2012, the parties entered into a confidential settlement agreement following a successful mediation of all claims between plaintiffs and defendants.  Pursuant to the terms of the settlement agreement, Lufkin agreed, among other things, to release all current and future claims arising out of or related to the intellectual property disputes made the basis of the lawsuit in exchange for a corresponding release of claims by plaintiffs.

Upon agreed motions by the parties, the appeals pending before the Fifth Circuit and the state court action were dismissed on January 3, 2013 and January 11, 2013, respectively.

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

Item 4.  Mine Safety Disclosures.

None.

K 15

PART II

Item  5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “LUFK.”  The following table sets forth the high and low sales price per share of the Company’s common stock and the dividends paid per share on the Company’s common stock for each quarterly period during fiscal 2012 and 2011.

	2012			2011
	Stock Price			Stock Price
Quarter	High	Low	Dividend	High	Low	Dividend

First	$85.68	$68.78	$0.125	$94.29	$57.79	$0.125
Second	82.82	49.29	$0.125	97.05	77.67	$0.125
Third	62.36	45.11	$0.125	90.81	53.12	$0.125
Fourth	59.48	48.41	$0.125	74.46	42.10	$0.125

As of January 31, 2013, there were approximately 415 record holders of the Company’s common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.

The Company has paid cash dividends for 72 consecutive years.  Total dividend payments were $16.4 million, $15.2 million and $15.0 million in 2012, 2011 and 2010, respectively.  Although we anticipate that the Company will continue to pay dividends on our common stock in the future, the payment of future cash dividends is subject to the discretion of our Board of Directors and will depend upon, among other things, our financial condition, results of operations, contractual restrictions and any other factors considered to be relevant by the Board of Directors.

In addition, the Company’s credit facility restricts our ability to declare and pay dividends on our common stock when the payment of any such dividend would cause the Company to exceed specified leverage and fixed charge ratios.

Item 6.  Selected Financial Data

Five Year Summary of Selected Consolidated Financial Data

The following table sets forth certain selected historical consolidated financial data from continuing operations for each of the five years in the period ended December 31, 2012 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.  In particular, Note 2 to our Consolidated Financial Statements describes acquisitions consummated since January 1, 2010, which could affect the year-to-year comparability of the information presented below.  The following information may not be indicative of future operating results.

(In millions, except per share data)	2012	2011	2010	2009	2008

Sales	$1,281.2	$932.1	$645.6	$521.4	$741.2

Earnings from continuing operations	81.9	66.0	43.5	22.5	88.0

Earnings per share from continuing operations:
Basic	2.48	2.17	1.45	0.76	2.98
Diluted	2.45	2.14	1.44	0.76	2.96

Total assets	1,435.2	1,096.7	621.1	541.6	530.7

Total debt	326.7	350.0	-	-	-

Cash dividends per share	0.50	0.50	0.50	0.50	0.50

K 16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of the Company and related notes contained in Item 8. Financial Statement of this annual report on Form 10-K.  Please also read “Cautionary Statement Regarding Forward-Looking Statements and Assumptions” appearing at the end of this Item 7.

Executive Summary

The Company is a global supplier of oilfield and power transmission products.  Through its Oilfield segment, the Company manufactures and services artificial lift equipment and related products, which are used to extract crude oil and other fluids from oil and natural gas wells.  Through its Power Transmission segment, the Company manufactures and services high-speed and low-speed increasing and reducing gearboxes for energy and industrial applications.  While the markets for the Company’s products are price-competitive, we believe that technological and quality differences provide product differentiation.

The Company’s objective is to extend its position as a leading global supplier of high quality, mission-critical artificial lift and power transmission products, and related aftermarket services.  The Company intends to accomplish its objective and capitalize on long-term industry growth trends through the execution of the following strategies:

•
Position the Company as the preferred source for artificial lift solutions.  The Company believes it offers one of the industry’s broadest portfolios of artificial lift products, including reciprocating rod, gas, plunger and hydraulic lift equipment, PCPs and measurement and control equipment for all types of artificial lift, including ESPs.  The Company has developed a specialized optimization team which focuses on assisting producers with well completion design and production management.  The Company is integrating its portfolio of artificial lift products, automation technologies, global service team and optimization team to deliver complete artificial lift solutions to its customers.  The Company believes that the combination of its more than 80 years of artificial lift experience and its optimization expertise will allow its customers to offset the diminishing artificial lift knowledge base in their organizations.

•
Continue to expand the Company’s global reach. The Company intends to continue to expand its global reach by establishing manufacturing, engineering and service platforms on three continents, which will in turn support a network of regional service centers in areas with high actual or potential demand for artificial lift solutions.  These platforms include:

o	Lufkin, Texas, which supports its operations in the United States and Canada;

o	Bogota, Colombia, which is the Company’s Latin America headquarters, and Comodoro Rivadavia, Argentina, which supports its manufacturing operations in South America;

o	Ploiesti, Romania and Eastern France, which support or will support the Company’s operations in Europe, the Middle East, North Africa and elsewhere in the Eastern Hemisphere.

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

•
Expand the Company’s portfolio of artificial lift products and solutions through acquisitions and internal development.  The Company intends to continue to selectively pursue acquisitions that increase its exposure to the most important growth trends in the industry, fill critical product gaps and expand its geographic scope.  Since the beginning of 2009 the Company has successfully acquired and integrated several businesses across both its segments, including Pentagon, Quinn’s reciprocating down-hole pump and PCP businesses, Datac, RealFlex and Zenith.  The Company believes these transactions demonstrate its ability to identify and complete strategic transactions that are consistent with its long-term strategy.

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

K 17

Trends/Industry Outlook

The Company’s business is largely dependent on the level of capital expenditures in the energy industry, which affects the drilling of new wells, the use of artificial lift technologies to improve the recovery from existing wells and the construction of new energy infrastructure.  The Company believes the significant trends impacting its industry include the following:

•	global oil and natural gas consumption continues to increase, driven by growing economies in emerging markets;

•	growing economies are creating the need for large-scale energy infrastructure projects, such as refineries and LNG facilities; and

•	natural gas is gaining market share as a source of fuel for power generation.

In addition, we believe that the following trends are increasing demand for artificial lift solutions:

•	producers are increasingly focused on optimizing the ultimate recoveries from mature oilfields, such as the Permian Basin in west Texas and in central California;

•
North American exploration and production activity is shifting toward unconventional plays such as the Bakken and Eagle Ford Shale formations, which often require some form of artificial lift earlier in the production life of the well than production from a conventional reservoir does; and

•	producers are facing a shortage of experienced personnel due to retirements, and are increasingly relying on outside expertise.

We believe the outlook for the global energy industry is favorable.  According to the U.S. Energy Information Administration (“EIA”), oil continues to be the single most significant component of world energy consumption, representing approximately one third of total demand.  Forecasts published by the EIA anticipate that worldwide demand for oil will grow approximately 25% from 90 million barrels per day in 2012 to 112 million barrels per day in 2035.

As more readily accessible oil reserves are depleted, producers have been required to make increasing investments in order to maintain their production and increase their reserves to meet the growing demand for energy resources worldwide.  As a result, many producers are focused on extending the ultimate recovery from existing producing wells through enhanced oil recovery methods such as in-fill drilling, CO2 injection and artificial lift as a profitable alternative to finding and developing new reservoirs.

In their search for new reserves, oil and gas producers are increasingly turning to unconventional reservoirs such as shale formations.  Due to their geologic characteristics, shale reservoirs have a natural pressure that typically declines more rapidly than in a conventional reservoir.  As a result, the Company expects that current trends in shale development will result in increased demand for artificial lift solutions worldwide.

According to Spears and Associates, the global artificial lift market was approximately $10.9 billion in 2012 and grew at an average annual rate of almost 15% between 2005 and 2012, and Spears estimates that the artificial lift market will grow an additional 18% in 2013.

The Power Transmission segment also benefits from many of these industry trends.  Approximately two-thirds of the products the Company sells in this segment are for applications in the oil and gas production, transportation, refining and power generation industries.  The Company believes growing global energy consumption will increase demand for energy infrastructure, which will increase demand for custom-engineered, large-scale gearboxes.  The Company also believes that the combination of engineering knowledge, specialized machine tools, mechanical test capabilities and reliability that is required in the power transmission industry constitutes a significant barrier to entry to potential new competitors and limits the competitive landscape to a relatively small number of suppliers.

K 18

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings.

Overall, the Company’s sales in 2012 increased to $1,281.2 million from $932.1 million in 2011, or 37.4%.  This increase was primarily driven by higher sales of Oilfield products and services in the North American markets and contributions from the businesses acquired by the Company in 2011 and 2012.  In 2010, when oil drilling activity was still rebounding from 2009 lows, sales were $645.6 million.

Gross margin for 2012 was 24.1% compared to 24.4% for 2011, due primarily to the favorable impact of higher plant utilization on fixed cost coverage and moderate price increases being offset by the costs of new employee training, machine downtime and supply chain shortages.  Gross margin in 2010 was 24.6%.  Additional segment data on gross margin is provided later in this section.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $157.7 million in 2012 from $110.7 million in 2011 and $89.9 million in 2010.  This increase was primarily related to resources added from the business acquired by the Company, higher employee-related expenses in support of international expansion efforts and new product development.  As a percentage of sales, selling, general and administrative expenses increased to 12.3% in 2012 compared to 11.8% in 2011 and decreased from 13.9% in 2010.

The Company reported net earnings from continuing operations of $81.9 million, or $2.45 per share (diluted), in 2012, compared to net earnings from continuing operations of $66.0 million, or $2.14 per share (diluted), in 2011, and $43.5 million, or $1.44 per share (diluted), in 2010.

Other

During 2012, 2011 and 2010, the Company recorded pre-tax contingent liability provisions of $0.3 million, $1.8 million and $1.0 million, respectively, for a class-action lawsuit that was settled in December 2011.  During 2012, the Company incurred $3.0 million in connection with the settlement of the Company’s intellectual property lawsuit described in Part I, Item 3 “Legal Proceedings” of this annual report on Form 10-K.  Also, during 2012 and 2011, the Company incurred pre-tax acquisition-related expenses of $8.7 million and $7.1 million, respectively, in connection with its acquisitions discussed in Footnote 2, of the Notes to Consolidated Financial Statements.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

			Increase/	% Increase/
Year Ended December 31	2012	2011	(Decrease)	(Decrease)

Sales
Oilfield	$1,075,612	$736,488	$339,124	46.0
Power Transmission	205,588	195,647	9,941	5.1
Total	$1,281,200	$932,135	$349,065	37.4

Gross Profit
Oilfield	$265,099	$172,879	$92,220	53.3
Power Transmission	44,648	54,178	(9,530)	(17.6)
Total	$309,747	$227,057	$82,690	36.4

K 19

Oilfield

Oilfield sales increased to $1,075.6 million, or 46.0%, for the year ended December 31, 2012, from $736.5 million for the year ended December 31, 2011. New pumping unit sales for 2012 were $506.4 million, up $102.7 million, or 25.4%, compared to $403.7 million during 2011, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian regions.  For 2012, pumping unit service sales of $136.2 million were up $7.7 million, or 6.0%, compared to $128.5 million during 2011 from higher installation and general field activity.  Automation sales of $203.1 million during 2012 increased $68.2 million, or 50.6%, compared to $134.9 million during 2011 as a result of the Zenith acquisition and higher new oil well completions.  Sales from gas and plunger lift equipment of $43.7 million during 2012 were up $8.5 million, or 24.4%, compared to $35.2 million in 2011.  Quinn’s sales for 2012 were $170.8 million compared to the one month’s sales in December 2011 of $13.1 million.  Commercial casting sales of $15.2 million during 2012 were down $5.8 million, or 27.6%, compared to $21.0 million during 2011 as the Company’s available casting capacity was redirected to satisfy internal demand.  Oilfield’s backlog increased to $223.7 million as of December 31, 2012 from $164.2 million at December 31, 2011.  The increase was due to higher orders in the North American market, especially in the North American shale plays, and Argentina.

Gross margin (gross profit as a percentage of sales) for Oilfield increased to 24.6% for year ended December 31, 2012, compared to 23.5% for the year ended December 31, 2011.  The benefit of higher volume on fixed cost coverage and moderate price increases during 2012 were partially offset by the Company’s U.S. manufacturing facilities experiencing inefficiencies from new employee training and machine downtime and the Company’s Argentina operations being impacted by national labor issues and inflation.

Direct selling, general and administrative expenses for Oilfield increased to $77.9 million, or 82.0%, for the year ended December 31, 2012, from $42.8 million for the year ended December 31, 2011.  This increase was due to the additional costs related to the Quinn’s and Zenith acquisitions, expanded international sales and support offices and higher research and development spending. Direct selling, general and administrative expenses as a percentage of sales increased to 7.2% for the year ended December 31, 2012, from 6.5% for the year ended December 31, 2011.

Power Transmission

Power Transmission sales increased to $205.6 million, or 5.1%, for the year ended December 31, 2012, compared to $195.7 million for the year ended December 31, 2011. New unit sales of $142.8 million during 2012 were up $1.9 million, or 1.3%, compared to $141.0 million during 2011.  Repair and service sales of $54.6 million during 2012 were up $5.7 million, or 11.6%, compared to $48.9 million during 2011, as energy-related market activity improved.  Bearing sales of $8.3 million during 2012 were up $2.5 million, or 43.9%, as compared to $5.8 million in 2011, from higher sales to the LNG market.  Power Transmission backlog at December 31, 2012 decreased to $99.9 million from $107.4 million at December 31, 2011, primarily from decreased bookings of new units for the energy-related markets.

Gross margin for Power Transmission decreased to 21.7% for the year ended December 31, 2012, compared to 27.7% for the year ended December 31, 2011, or 6.0 percentage points.  Gross margins in 2012 were negatively impacted by lower pricing from equipment booked in 2011, an unfavorable mix of low-speed units, equipment downtime and new employee training and efficiency costs.

Direct selling, general and administrative expenses for Power Transmission decreased to $28.2 million, or 6.6%, for the year ended December 31, 2012, from $30.2 million for the year ended December 31, 2011. This decrease was primarily due to lower employee-related costs. Direct selling, general and administrative expenses as a percentage of sales decreased to 13.7% for the year ended December 31, 2012, from 15.5% for the year ended December 31, 2011.

Corporate/Other

Corporate administrative expenses, which are allocated between the Company’s segments primarily based on budgeted sales levels, were $51.9 million for the year ended December 31, 2012, an increase of $17.4 million, or 50.4%, from $34.5 million for the year ended December 31, 2011, primarily due to higher employee-related and consulting expenses associated with the implementation of the Company’s new SAP enterprise software.

Interest income, interest expense and other income and expense for the year ended December 31, 2012 increased to $14.1 million of expense compared to $2.0 million of expense for the year ended December 31, 2011.  This increase in expense is related to higher interest expenses related to the debt financing put in place in December 2011 in connection with the Company’s 2011 acquisitions.

K 20

The Company’s net tax rate for the year ended December 31, 2012 was 35.0% compared to 37.4% for the year ended December 31, 2011.  This decrease is primarily due to the benefit of greater income earned in lower-tax jurisdictions partially offset by the higher impact of the non-deductibility of certain acquisition-related expenses discussed in Footnote 13, of the Notes to Consolidated Financial Statements.

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

Oilfield

Oilfield sales increased to $736.5 million, or 54.1%, for the year ended December 31, 2011, from $477.9 million for the year ended December 31, 2010.  New pumping unit sales for 2011 were $403.7 million, up $149.4 million, or 58.7%, compared to $254.4 million during 2010, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian regions.  For 2011, pumping unit service sales of $128.5 million were up $24.4 million, or 23.5%, compared to $104.1 million during 2010 from higher installation and general field activity.  Automation sales of $134.9 million during 2011 were up $51.1 million, or 61.0%, compared to $83.8 million during 2010 from new oil well completions and greater market penetration in existing fields. Sales from gas and plunger lift equipment of $35.2 million during 2011 were up $10.8 million, or 44.2%, compared to $24.4 million in 2010.  Quinn’s sales for the month of December were $13.1 million. Commercial casting sales of $21.0 million during 2011 were up $9.7 million, or 87.0%, compared to $11.3 million during 2010.  Oilfield’s backlog increased to $164.2 million as of December 31, 2011 from $131.4 million at December 31, 2010. The increase was due to higher orders in the North American market, especially in the Bakken.

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

Power Transmission

Power Transmission sales increased to $195.7 million, or 16.6%, for the year ended December 31, 2011, compared to $167.8 million for the year ended December 31, 2010. New unit sales of $141.0 million during 2011 were up $26.8 million, or 23.4%, compared to $114.2 million during 2010, as demand for high-speed units for the energy markets improved. Repair and service sales of $48.9 million during 2011 were up $0.1 million, or 0.2%, compared to $48.8 million during 2010.  Bearing sales of $5.8 million during 2011 were up $1.1 million, or 23.0%, as compared to $4.7 million in 2010, from higher sales to the LNG market.  Power Transmission backlog at December 31, 2011 increased to $107.4 million from $103.1 million at December 31, 2010, primarily from increased bookings of new units for the energy-related markets.

K 21

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

Corporate/Other

Corporate administrative expenses, which are allocated between the Company’s segments primarily based on budgeted sales levels, were $34.5 million for the year ended December 31, 2011, an increase of $8.8 million, or 34.4%, from $25.6 million for the year ended December 31, 2010, primarily due to higher employee related expenses, legal costs and insurance claims.

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

The Company’s net tax rate for the year ended December 31, 2011 was 37.4% compared to 35.5% for the year ended December 31, 2010. This increase is primarily due to the non-deductibility of certain acquisition-related expenses.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases.  The Company believes that its cash flows from operations and its available borrowing capacity under its credit agreements will be sufficient to fund its operations, including planned capital expenditures, business combinations, debt repayments and dividend payments, through December 31, 2013, and for the foreseeable future.

The Company’s cash balance totaled $72.3 million at December 31, 2012, compared to $38.4 million at December 31, 2011.  For the year ended December 31, 2012, net cash provided by operating activities was $77.6 million, net cash used in investing activities totaled $225.0 million and net cash provided by financing activities amounted to $180.7 million.  Significant components of cash provided by operating activities included net earnings from continuing operations, adjusted for non-cash expenses, of $156.2 million, partially offset by an increase in working capital of $60.3 million.  This working capital increase was primarily due to an increase in trade receivables and inventory balances of $23.2 million and $50.3 million, respectively, due to increased sales volumes during 2012, partially offset by an increase in accounts payable and accrued liabilities of $15.1 million.  The Company also contributed $15.6 million to its U.S. pension plan during 2012.  Net cash used in investing activities included net capital expenditures totaling $78.1 million, net of $18.1 million in government incentives, acquisition expenses for Zenith and Datac/Realflex totaling $148.6 million and a holdback payment of $1.5 million related to ILS.  Capital expenditures in 2012 were primarily for new facilities to support geographical and product line expansions in the Oilfield and Power Transmission segments.  Capital expenditures for 2013, which are expected to be funded by operating cash flows, are projected to remain at approximately 2012 spending levels, primarily for the manufacturing capacity additions, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oilfield and Power Transmission segments.  Significant components of net cash provided by financing activities during 2012 included equity offering proceeds of $217.6 million and $25 million drawn from the Bank Facility described below, partially offset by term loan payments of $48.3 million and dividend payments of $16.4 million, or $0.50 per share.

The Company has a five year secured credit facility with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and a $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of December 31, 2012, $301.7 million of borrowings under the term loan and $25.0 million of borrowings under the revolving line of credit were outstanding.  Additionally, there was $10.4 million in letters of credit outstanding against the revolving credit facility.  As of December 31, 2012 the interest rate was 2.75% on the credit facility and the Company paid $10.2 million of interest expense in the year ended December 31, 2012.  The carrying value of debt is not materially different from its fair value. The Company was in compliance with all financial covenants under the Bank Facility as of December 31, 2012 and had borrowing capacity of $139.6 million.

K 22

The following table summarizes the Company’s expected cash outflows from financial contracts and commitments as of December 31, 2012. Information on recurring purchases of materials for use in manufacturing and service operations has not been included. These amounts are not long-term in nature (less than six months) and are generally consistent from year to year.

(In thousands of dollars)		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Operating lease obligations	$30,255	$8,694	$15,099	$4,133	$2,329
Debt obligations	326,704	26,250	140,000	160,454	-
Interest expense	33,008	10,673	17,338	4,997	-
Contractual commitments for capital expenditures	30,815	30,815	-	-	-
Total	$420,782	$76,432	$172,437	$169,584	$2,329

Since the Company has no significant tax loss carry forwards, the Company expects to make quarterly estimated tax payments in 2013 based on taxable income levels.  Also, the Company has various qualified retirement plans for which the Company has committed a certain level of benefit.  The Company expects to make contributions to its non-qualified pension plans of approximately $0.4 million and to its post-retirement life plans of approximately $0.2 million in 2013.  Due to pension funding legislation passed in 2012, the Company may not be required to make contributions to its U.S. qualified pension plan but may elect to make contributions of $10-15 million.  Contribution levels to these plans after 2014 will depend on participation in the plans, possible plan changes, discount rates and actual rates of return on plan assets.

As discussed in Note 13 – “Income Taxes” in the Notes to Consolidated Financial Statements, set forth in Part II, Item 8 of this Form 10-K, the Consolidated Balance Sheet at December 31, 2012 includes approximately $5.6 million of liabilities associated with uncertain tax positions in the jurisdictions in which the Company conducts business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Lufkin cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – (“ASU 2011-05”), which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted ASU 2011-05 on January 1, 2012 and has presented consolidated net earnings and consolidated comprehensive income in two separate, but consecutive, statements.

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

K 23

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The Company adopted this ASU for the 2012 goodwill impairment testing.  The Company elected to continue to calculate the value of each reporting unit within its annual goodwill impairment testing.  Therefore, the adoption of ASU 2011-08 did not have any impact on the Company’s condensed consolidated financial statements.

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

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  In some cases, a customer is not able to take delivery of a completed product and requests that the Company store the product for a defined period of time. The Company will process a bill-and-hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

•	the customer has accepted title and risk of loss;

•	the customer has provided a written purchase order for the product;

•	the customer, not the Company, requires the product to be stored and to be invoiced under a bill-and-hold arrangement;

•	the customer provides the business purpose for the storage request;

•	the customer must provide a storage period and future shipping date;

•	the Company must not have retained any future performance obligations on the product;

•	the Company must segregate the stored product and not make it available to use on other orders; and

•	the product must be completed and ready for shipment.

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

K 24

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

The Company offers defined benefit plans and other benefits upon the retirement of its employees. Assets and liabilities associated with these benefits are calculated by third-party actuaries under the rules provided by various accounting standards, with certain estimates provided by management. These estimates include the discount rate, expected rate of return of assets and the rate of increase of compensation and health claims. On a regular basis, management reviews these estimates by comparing them to actual experience and those used by other companies. If a change in an estimate is made, the carrying value of these assets and liabilities may have to be adjusted. Assuming all other variables held constant, differences in the discount rate and expected long-term rate of return on plan assets within reasonably likely ranges would have had the following estimated impact on 2012 results:

K 25

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

Discount rate

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(1,016)	$(16)
.25 percentage point decrease	1,068	16

Effect of change on PBO/APBO:

.25 percentage point increase	$(11,202)	$(159)
.25 percentage point decrease	11,859	169

Long-term rate of return on plan assets

Effect of change on net periodic benefit cost (income):

.25 percentage point increase	$(475)	$-
.25 percentage point decrease	475	-

K 26

Cautionary Statement Regarding Forward-Looking Statements and Assumptions

This annual report on Form 10-K contains forward-looking statements and information, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “schedule,” “could,” “may,” “might,” “should,” “project” or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying them. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such statements reflect the Company’s current views with respect to certain events and are subject to certain assumptions, risks and uncertainties, many of which are outside the control of the Company.  These risks and uncertainties include, but are not limited to:

•	oil and natural gas prices;
•	declines in domestic and worldwide oil and natural gas drilling;
•	capital spending levels of exploration and production companies;
•	availability and prices for raw materials;
•	the inherent dangers and complexities of the Company’s operations;
•	loss of customer relationships from consolidation and other reasons;
•	uninsured losses, unavailability of insurance or a rise in insurance premiums;
•	the inability to effectively identify and integrate acquisitions and to achieve cost savings and revenue growth;
•	labor disruptions and increasing labor costs;
•	the availability of qualified and skilled labor;
•	disruption of the Company’s operating facilities or management information systems, including cyber-attacks;
•	the impact on foreign operations of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies;
•	currency exchange rate fluctuations in the markets in which the Company operates;
•
changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the Company’s products, the cost thereof or applicable tax rates, or have similar adverse effects on our customers;

•	unfavorable results of litigation and the fruition of contingencies referred to in the notes to the financial statements included in this report; and
•
general industry, political and economic conditions in the markets where the Company’s procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold.

Forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update or review any forward-looking statements because of new information, future events or other factors.  Forward-looking statements involve risks and uncertainties and are not guaranties of future performance.  There is no assurance that any of the matters listed above or any of the risks described in Item 1A “Risk Factors” of this report will occur or, if any of them do occur, when they will occur or what impact they will have on our operations or financial condition.  Future results and performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above.  Because of these uncertainties, you should not place undue reliance on these forward-looking statements when making an investment decision.

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

K 27

Interest Rate Risk

The Company is exposed to interest rate fluctuations on its credit facility of $326.7 million due to the fact that the interest rate on the credit facility is variable.  As of December 31, 2012, a .25 percent increase in the interest rate on our credit facility would increase the Company’s annual interest expense by $0.8 million.

Commodity Price Risk

The Company uses large amounts of steel, iron and electricity in the manufacture of its products and the prices of these raw materials have a significant impact on the cost of producing the Company’s products.  Since most of the Company’s suppliers are not currently parties to long-term contracts with us, the Company is vulnerable to fluctuations in prices of such raw materials.  Steel and electricity prices have increased significantly in the last five years, caused primarily by higher energy prices and increased global demand.  Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of cast iron and steel.  Certain items such as steel round and bearings have continued to experience price increases, price volatility and longer lead times.  Raw material prices may increase significantly in the future.  If the Company is unable to pass future raw material price increases on to its customers, its margins, results of operations, cash flow and financial condition could be adversely affected.

Foreign Currency Exchange Price Risk

The Company is exposed to currency fluctuations with intercompany debt denominated in U.S. dollars owed by its foreign subsidiaries.  As of December 31, 2012, this inter-company debt was comprised of a negligible payable and a $7.3 million receivable.  As of December 31, 2012, if the U.S. dollar strengthened or weakened by 10% against these currencies, the net income and expense impact would be $0.3 million.  Also, certain assets and liabilities, in Argentina and Romania are denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates.  As of December 31, 2012, if the U.S. dollar strengthened or weakened by 10% against these currencies, the net income and expense impact would be $0.1 million and $0.3 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

K 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lufkin Industries, Inc.
Lufkin, Texas

We have audited the accompanying consolidated balance sheets of Lufkin Industries, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lufkin Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2013

K 29

LUFKIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011
(Thousands of dollars, except share and per share data)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$72,308	$38,438
Receivables, net	253,269	216,607
Income tax receivable	8,454	6,732
Inventories	218,475	166,148
Deferred income tax assets	574	1,140
Other current assets	7,368	6,417
Total current assets	560,448	435,482

Property, plant and equipment, net	401,673	346,430
Goodwill, net	354,319	232,932
Other assets, net	118,779	81,861
Total assets	$1,435,219	$1,096,705

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$88,391	$65,065
Current portion of long-term debt	26,250	17,500
Accrued liabilities:
Payroll and benefits	17,997	17,610
Warranty expenses	6,182	4,847
Taxes payable	8,156	10,536
Other	33,983	26,194
Total current liabilities	180,959	141,752

Long-term debt	300,454	332,500
Deferred income tax liabilities	5,848	3,886
Postretirement benefits	4,506	7,515
Pension benefits	112,121	92,936
Other liabilities	17,360	10,583

Shareholders' equity:

Common stock, $1.00 par value per share; 120,000,000 shares authorized;35,383,999 and 32,317,467 shares issued , respectively	35,384	32,318
Capital in excess par	320,445	87,598
Retained earnings	566,890	501,455
Treasury stock, 1,815,648 and 1,824,336 shares, respectively, at cost	(34,729)	(34,902)
Accumulated other comprehensive loss	(74,019)	(78,936)
Total shareholders' equity	813,971	507,533
Total liabilities and shareholders' equity	$1,435,219	$1,096,705

See accompanying notes to consolidated financial statements.

K 30

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2012, 2011 and 2010
(Thousands of dollars, except per share data)

	2012	2011	2010

Sales	$1,281,200	$932,135	$645,643

Cost of sales	971,453	705,078	487,125

Gross profit	309,747	227,057	158,518

Selling, general and administrative expenses	157,625	110,733	89,859
Acquisition expenses	8,693	7,066	-
Litigation reserve	3,377	1,780	1,000

Operating income	140,052	107,478	67,659

Interest income	421	116	54
Interest expense	(12,436)	(1,643)	(562)
Other (expense) income, net	(2,082)	(482)	294

Earnings from continuing operations before income tax provision	125,955	105,469	67,445

Income tax provision	44,098	39,498	23,914

Earnings from continuing operations	81,857	65,971	43,531

Earnings from discontinued operations, net of tax	-	-	292

Net earnings	$81,857	$65,971	$43,823

Basic earnings per share

Earnings from continuing operations	$2.48	$2.17	$1.45
Earnings from discontinued operations	-	-	0.01

Net earnings	$2.48	$2.17	$1.46

Diluted earnings per share

Earnings from continuing operations	$2.45	$2.14	$1.44
Earnings from discontinued operations	-	-	0.01

Net earnings	$2.45	$2.14	$1.45

See notes to consolidated financial statements.

K 31

LUFKIN INDUSTRIES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands of dollars)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net earnings	$81,857	$65,971	$43,823

Other comprehensive (loss) income

Foreign currency translation adjustments	12,654	(3,316)	(960)

Pension and other postretirement benefits adjustments	(11,748)	(61,861)	3,552

Income tax benefit (expense) related to pension and postretirement plans	4,011	22,887	(1,312)

Total other comprehensive income (loss)	4,917	(42,290)	1,280

Total comprehensive income	$86,774	$23,681	$45,103

See notes to consolidated financial statements.

K 32

LUFKIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common					Other
Years Ended December 31, 2012, 2011	Stock		Capital			Compre-
and 2010	Shares, net	Common	In Excess	Retained	Treasury	hensive
(Thousands of dollars, except share data)	of Treasury	Stock	of Par	Earnings	Stock	Income (Loss)	Total

Balance, Dec. 31, 2009	29,770,840	$31,618	$55,617	$421,908	$(35,539)	$(37,926)	$435,678

Comprehensive income:

Net earnings				43,823			43,823
Other comprehensive income, net of tax						1,280	1,280

Cash dividends				(15,017)			(15,017)
Treasury stock purchases	-				-		-
Tax settlement on stock-based compensation			-				-
Stock-based compensation			4,627				4,627
Exercise of stock options	533,641	515	14,567		487		15,569
Balance, Dec. 31, 2010	30,304,481	32,133	74,811	450,714	(35,052)	(36,646)	485,960

Comprehensive income:

Net earnings				65,971			65,971
Other comprehensive income, net of tax						(42,290)	(42,290)

Cash dividends				(15,230)			(15,230)
Stock-based compensation			5,310				5,310
Exercise of stock options	188,649	185	7,477		150		7,812
Balance, Dec. 31, 2011	30,493,130	32,318	87,598	501,455	(34,902)	(78,936)	507,533

Comprehensive income:

Net earnings				81,857			81,857
Other comprehensive income, net of tax						4,917	4,917

Cash dividends				(16,422)			(16,422)
Tax withholdings paid for net settlement of stock awards			(280)				(280)
Stock-based compensation			7,666				7,666
Issuance of units in connection with Datac acquisition on January 19, 2012	116,716	116	8,300				8,416
Equity offering	2,875,000	2,875	214,690	-			217,565
Exercise of equity awards	83,505	75	2,471		173		2,719
Balance, Dec. 31, 2012	33,568,351	$35,384	$320,445	$566,890	$(34,729)	$(74,019)	$813,971

See notes to consolidated financial statements.

K 33

LUFKIN INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010
(Thousands of dollars)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$81,857	$65,971	$43,823
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	43,283	24,266	21,158
Loss (recovery) on receivables	94	(57)	(86)
LIFO expense (income)	2,851	3,327	(1,185)
Litigation expense	3,377	1,780	-
Deferred income tax (benefit)/provision	(3,280)	9,566	1,436
Excess tax benefit from share-based compensation	(859)	(2,701)	(2,344)
Share-based compensation expense	7,386	5,310	4,627
Pension expense	3,558	9,813	7,861
Postretirement (income) expense	(79)	156	422
(Gain) loss on disposition of property, plant and equipment	(312)	1,614	(451)
Earnings from discontinued operations	-	-	(292)
Changes in:
Receivables, net	(23,240)	(59,574)	(34,965)
Income tax receivable	(713)	(2,466)	(2,359)
Inventories	(50,272)	(27,021)	(4,986)
Other current assets	(1,232)	(639)	(357)
Accounts payable	11,243	13,641	6,550
Accrued liabilities	3,918	3,671	20,646
Net cash provided by operating activities	77,580	46,657	59,498

Cash flows from investing activites:
Additions to property, plant and equipment (net of incentives)	(78,119)	(103,559)	(60,363)
Proceeds from disposition of property, plant and equipment	2,293	970	1,021
Decrease (increase) in other assets	937	552	(265)
Acquisition of other companies and assets	(150,127)	(331,484)	(9,857)
Net cash used in investing activities	(225,016)	(433,521)	(69,464)

Cash flows from financing activites:
Issuance of long-term debt	25,000	350,000
Debt issuance cost	-	(5,247)
Payments of notes payable	(48,296)	-	(2,888)
Dividends paid	(16,422)	(15,230)	(15,017)
Excess tax benefit from share-based compensation	859	2,701	2,344
Proceeds from exercise of stock options	1,950	5,162	13,277
Proceeds from equity offering	217,565	-	-
Net cash provided by (used in) financing activities	180,656	337,386	(2,284)

Effect of translation on cash and cash equivalents	650	(676)	(15)

Net increase (decrease) in cash and cash equivalents	33,870	(50,154)	(12,266)

Cash and cash equivalents at beginning of period	38,438	88,592	100,858

Cash and cash equivalents at end of period	$72,308	$38,438	$88,592

See notes to consolidated financial statements.

K 34

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

Basis of presentation:  Certain amounts in the Balance Sheet and the Property, Plant and Equipment footnote for the prior period have been reclassified to conform to the current presentation.  All pension and property classifications for the prior period have been reclassified to reflect these changes.

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

Revenue recognition: Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company will process a bill-and-hold invoice and recognize revenue at the time of the storage request if all of the following criteria are met:

●	the customer has accepted title and risk of loss;
●	the customer has provided a written purchase order for the product;
●	the customer, not the Company, requested the product to be stored and to be invoiced under a bill-and-hold arrangement.
●	the customer provides the business purpose for the storage request;
●	the customer must provide a storage period and future shipping date;
●	the Company must not have retained any future performance obligations on the product;
●	the Company must segregate the stored product and not make it available to use on other orders; and
●	the product must be completed and ready for shipment.

The Company had 1.73%, 3.23%, and 3.14% of revenues in bill-and-hold transactions outstanding as of December 31, 2012, 2011, and 2010, respectively.

Amounts billed for shipping are classified as sales and costs incurred for shipping are classified as cost of sales in the consolidated statements of earnings.

K 35

Accounts and Notes Receivable and Allowance for Doubtful Accounts: Accounts and notes receivable are stated at cost net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any specific customer issues that the Company has identified. Uncollected receivables are generally reserved before being past due over one year or when the Company has determined that the balance will not be collected.

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

Property, plant and equipment (P. P. & E.):  The Company records investments in these assets at cost.  Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.  Gains or losses realized on the sale or retirement of these assets are reflected in income.  The Company reviews its P. P. & E. for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Depreciation for financial reporting purposes is provided on a straight-line method based upon the estimated useful lives of the assets.  The following is a summary of the Company’s P. P. & E. useful lives:

	Useful Life
	(in years)

Land		-
Land improvements	10.0	-	25.0
Buildings	12.5	-	40.0
Machinery and equipment	3.0	-	15.0
Furniture and fixtures	5.0	-	12.5
Computer equipment and software	3.0	-	7.0

Goodwill and other intangible assets: Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. During the fourth quarter of 2012, the Company completed its annual impairment evaluation by comparing the fair value of each reporting unit to its carrying amount. No impairment was necessary.

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

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred U.S. income taxes have been provided is $115.5 million at December 31, 2012, the majority of which has been generated in Argentina, Canada and France. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes, which amounts could be significant. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

K 36

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

Financial instruments:  The Company’s financial instruments include cash and cash equivalents, accounts receivable, debt obligations, and accounts payable.  The book value of accounts receivable, short-term debt and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments.  As of December 31, 2012 and 2011, the Company had no derivative financial instruments.

Stock-based compensation: Employee services received in exchange for stock are expensed. The fair value of the employee services received in exchange for stock-based awards is measured based on the grant-date fair value. The fair value is estimated using the Black-Scholes option-pricing model. Awards granted are expensed pro-ratably over the service period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

The Company has also granted performance shares to members of senior management, at no cost to the recipient.  Performance is based on shareholder return relative to a specific group of companies over a three-year performance cycle.  Compensation expense is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock, which is determined on a Monte Carlo probability model.

In addition to stock options and performance shares, officers, directors and key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price.  RSAs and RSUs vest over a three year period and the fair value is based on the market price on the date of issuance.

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

Recently issued accounting pronouncements:

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income – (“ASU 2011-05”), which changes the presentation of comprehensive income. The topic requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 on January 1, 2012 and has presented consolidated net earnings and consolidated comprehensive income in two separate, but consecutive, statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350):  Testing Goodwill for Impairment – (“ASU 2011-08”), which simplifies how entities test for goodwill impairment. The topic allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The Company adopted this ASU for the 2012 goodwill impairment testing.  The Company elected to continue to calculate the value of each reporting unit within its annual goodwill impairment testing.  Therefore, the adoption of ASU 2011-08 did not have any impact on the Company’s consolidated financial statements.

K 37

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

(2) Acquisitions

Pentagon
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

The following table represents the final purchase price consideration and purchase price allocation (in thousands of dollars):

Cash paid at closing, net	$18,982
Royalty consideration	2,381

Total consideration paid	$21,363

Purchase price	$21,363

Receivables	1,763
Inventories	1,183
Other current assets	470
Property, plant and equipment	680
Intangible assets	4,195
Accounts payable	(258)
Other accrued liabilities	(981)
Goodwill recorded	$14,311

The Pentagon purchase price allocation was finalized in the third quarter of 2012.  The final valuation for Pentagon did not result in material changes to the preliminary allocations.

Quinn’s
On December 1, 2011, the Company completed the acquisition of Quinn’s Oilfield Supply Ltd., including certain affiliates (“Quinn’s”), an Alberta corporation based in Red Deer, Alberta, Canada.  Quinn’s is one of the largest reciprocating rod pump manufacturers in North America and also manufactures and distributes progressive cavity pumps (“PCPs”) and related equipment.

The following table represents the final purchase price consideration and purchase price allocation (in thousands of dollars):

K 38

Cash paid at closing, net	$311,003
Cash paid as a working capital true-up	250

Total consideration paid	$311,253

Purchase price	$311,253

Receivables	27,680
Inventories	23,006
Other current assets	715
Property, plant and equipment	62,734
Intangible assets	57,400
Accounts payable	(24,924)
Other accrued liabilities	(9,046)
Deferred tax liabilities	(41)
Goodwill recorded	$173,729

The Quinn’s purchase price allocation was finalized in the fourth quarter of 2012. The final valuation resulted in an additional payout of $250,000 dollars.

Datac/RealFlex
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

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $20.7 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

K 39

Purchase price	$27,000

Receivables	323
Inventories	449
Other current assets	57
Property, plant and equipment	51
Non-compete agreements and trademarks	350
Customer relationships and contracts	5,983
Indemnification asset	5,500
Accounts payable	(178)
Other accrued liabiltiies	(484)
Deferred tax liabilities	(229)
Uncertain tax liability	(5,500)

Goodwill recorded	$20,678

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

The Datac and Realflex preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Datac and Realflex, which were required to be completed by January 2013, did not result in material changes to the preliminary allocations.

Zenith
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

The following table indicates (in thousands of dollars) the preliminary purchase price allocation to net assets acquired, which was based on estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, which totaled $86.6 million, was recorded as goodwill in the Company’s consolidated balance sheet in the Oilfield segment. Based on the structure of the transaction, the majority of the goodwill related to the transaction is not expected to be deductible for tax purposes.

K 40

Purchase price	$133,972

Receivables	13,236
Inventories	4,226
Other current assets	7,711
Property, plant and equipment	518
Non-compete agreements and trademarks	3,614
Customer relationships and contracts	32,665
Other long term assets	355
Accounts payable	(3,698)
Other accrued liabilities	(2,144)
Deferred tax liabilities	(9,380)

Goodwill recorded	$86,869

The Zenith preliminary purchase price allocations, which are based on relevant facts and circumstances, are subject to change upon completion of the final valuation analysis by the Company’s management.  The final valuations for Zenith, which were required to be completed by February 2013, did not result in material changes to the preliminary allocations.

Other
During 2012, the Company also acquired the assets of two businesses for a total price consideration of $3.3 million.  The two acquisitions were included in the Company’s consolidated financial statements for the periods subsequent to the acquisitions.

Supplemental Pro Forma Data
Revenues and earnings to date for the Pentagon, Datac, Realflex, and Zenith acquisitions are not material and pro forma information is not provided. Results of operations for all acquisitions have been included in the Company’s financial statements for periods subsequent to the effective date of the acquisition.  The following unaudited supplemental pro forma data (“pro forma data”) presents consolidated information as if the Quinn’s acquisition had been completed on January 1, 2010:

Years ended December 31, 2011 and 2010
(Thousands of dollars, except per share data)

	2011	2010

Sales	$1,070,623	$761,327

Net earnings	$75,601	$39,467

Diluted earnings per share from continuing operations	$2.45	$1.36

The pro forma data was prepared based on the historical financial information of Quinn’s and Lufkin and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma data is not necessarily indicative of what Quinn’s results of operations actually would have been had the transactions been completed on January 1, 2010.  Additionally, the pro forma data does not project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions.  The pro forma data reflects the application of the following adjustments:

•	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.
•	Increase in interest expense resulting from the issuance of debt to finance the purchase price, as well as the amortization of related deferred financing costs.
•	Elimination of transaction costs incurred in 2010 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

K 41

(3) Receivables
The following is a summary of the Company's receivable balances at December 31:

(Thousands of dollars)	2012	2011

Accounts receivable	$252,413	$214,608
Notes receivable	-	16
Other receivables	1,623	2,108
Gross receivables	254,036	216,732

Allowance for doubtful accounts receivable	(767)	(125)
Net receivables	$253,269	$216,607

Bad debt expense related to the year ended December 31, 2012 was $0.1 million.  Collections on previous bad debts related to receivables resulted in a recovery of $0.1 million at December 31, 2011 and 2010.

(4) Inventories
Inventories used in determining cost of sales were as follows at December 31:

(Thousands of dollars)	2012	2011

Gross inventories at FIFO:
Finished goods	$26,751	$11,914
Work in progress	31,136	27,749
Raw materials and component parts	185,739	144,731
Maintenance, tooling and supplies	14,864	17,001
Total gross inventories at FIFO	258,490	201,395
Less reserves:
LIFO	34,954	32,103
Valuation	5,061	3,144
Total inventories as reported	$218,475	$166,148

Gross inventories on a FIFO basis shown above that were accounted for on a LIFO basis were $120.7 million and $97.9 million at December 31, 2012 and 2011, respectively.

(5) Property, Plant & Equipment

The following is a summary of the Company’s P. P. & E. balances at December 31:

(Thousands of dollars)	2012	2011

Land	$29,026	$27,883
Land improvements	13,142	10,379
Buildings	158,984	137,923
Machinery and equipment	310,944	306,151
Furniture and fixtures	9,647	8,779
Computer equipment and software	37,708	16,359
Construction in progress	125,545	106,789
Total property, plant and equipment	684,996	614,263
Less accumulated depreciation	(283,323)	(267,833)
Total property, plant and equipment, net	$401,673	$346,430

K 42

Depreciation expense related to property, plant and equipment was $28.5 million, $21.6 million and $19.4 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012 there was $6.6 million of additions to property, plant and equipment in accounts payable.

The Romanian Government granted an economic incentive to the Company for the construction of its Romanian facility, which   was ongoing at December 31, 2012.  This incentive is subject to employment requirements the Company must maintain for five years.  For the years ended December 31, 2012 and 2011 capital expenditures were reduced by $18.1 million and $5.9 million in the additions to property, plant, and equipment on the Consolidated Statements of Cash Flows as a result of incentives received from the government.

(6) Goodwill & Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 are as follows:

		Power
(Thousands of dollars)	Oilfield	Transmission	Total

Balance as of January 1, 2011	$45,862	$7,149	$53,011

Goodwill acquired during the period	179,910	-	179,910
Foreign currency translation	(2)	13	11

Balance as of December 31, 2011	225,770	7,162	232,932

Goodwill acquired during the period	109,385	-	109,385
Adjustments for prior year acquisitions	5,302	-	5,302
Foreign currency translation	6,742	(42)	6,700
Balance as of December 31, 2012	$347,199	$7,120	$354,319

The purchase price allocations relating to the businesses acquired are initially based on estimates.  The Company adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.  Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions as determined by the respective accounting guidance requirements based on the date of acquisition.

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefitted. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

K 43

				Weighted
	December 31, 2012			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$10,281	$2,082	$8,199	5.7
Customer relationships and contracts	112,050	15,788	96,262	9.4

	$122,331	$17,870	$104,461	7.6

				Weighted
	December 31, 2011			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$6,258	$1,091	$5,167	5.1
Customer relationships and contracts	72,818	4,572	68,246	9.6

	$79,076	$5,663	$73,413	7.4

Amortization expense of intangible assets was approximately $14.8 million, $2.7 million and $1.7 million at December 31, 2012, 2011, and 2010 respectively. Expected amortization expense by year is (in thousands of dollars):

For the year ended December 31, 2013	$15,473
For the year ended December 31, 2014	14,808
For the year ended December 31, 2015	14,742
For the year ended December 31, 2016	14,645
For the year ended December 31, 2017	14,276
Thereafter	30,517

(7) Other Current Accrued Liabilities
The following is a summary of the Company's other current accrued liabilities balances at December 31:

(Thousands of dollars)	2012	2011

Customer prepayments	$15,681	$10,659
Litigation reserves	-	2,743
Deferred compensation and benefit plans	6,918	6,884
Acquisition hold back and royalty consideration	2,330	2,219
Other accrued liabilities	9,054	3,689
Total other current accrued liabilities	$33,983	$26,194

(8) Debt Obligations
The following is a summary of the Company's outstanding debt balances at December 31:

K 44

(Thousands of dollars)	2012	2011

Long-term notes payable	$326,704	$350,000

Less current portion of long-term debt	(26,250)	(17,500)

Long-term debt	$300,454	$332,500

Scheduled maturities of long-term debt in future years as of December 31, 2012 are as follows (in thousands of dollars):

2013	$26,250
2014	52,500
2015	87,500
2016	160,454

Total	$326,704

The Company has a five year secured credit facility with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides up to $175.0 million of aggregate borrowing and a $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien, security interest and collateral assignment of substantially all of its current assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for such Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of December 31, 2012, $301.7 million of borrowings under the term loan and $25.0 million of borrowings under the revolving line of credit were outstanding.  Additionally, there was $10.4 million in letters of credit outstanding against the revolving credit facility.  As of December 31, 2012, the interest rate was 2.75% on the credit facility and the Company paid $10.2 million of interest expense in the year ended December 31, 2012.  The carrying value of debt is not materially different from its fair value. The Company was in compliance with all financial covenants under the Bank Facility as of December 31, 2012 and had borrowing capacity of $139.6 million.

In addition, the Company’s credit facility restricts the ability to declare and pay dividends on common stock when the payment of any such dividend would cause the Company to exceed specified leverage and fixed charge ratios.

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

K 45

Effective January 1, 2013, the Company’s postretirement health plan was amended to discontinue medical benefits for all future retirees under the age of 65 and all future and current employees over the age of 65.  Premiums for current retirees under the age of 65 were increased and the company subsidy was eliminated.  The plan amendment resulted in a $3.4 million reduction in the Accumulated Postretirement Benefit Obligation at December 31, 2012.

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. employees and certain Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011 and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through December 31, 2012. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the non-qualified defined contribution plan is offset by the Company’s and participant’s contributions under the qualified plan. The Company’s expense for these plans totaled $11.3 million, $4.6 million and $3.8 million in the years ended December 31, 2012, 2011 and 2010, respectively. The liability for the non-qualified deferred defined contribution plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

K 46

Obligations and Funded Status
At December 31

	Pension Benefits		Other Benefits
(Thousands of dollars)	2012	2011	2012	2011

Changes in benefit obligation

Benefit obligation at beginning of year	$283,866	$227,259	$7,894	$6,961

Service cost	10,209	6,881	176	129
Interest cost	12,147	11,842	311	347
Plan participants' contributions	-	-	516	646
Actuarial loss	32,547	48,250	182	673
Benefits paid	(11,220)	(10,333)	(860)	(862)
Plan change	-	-	(3,434)	-
Other	29	(33)	-	-

Benefit obligation at end of year	327,578	283,866	4,785	7,894

Change in plan assets

Fair value of plan assets at beginning of year	190,547	205,054	-	-

Actual return (loss) on plan assets	19,511	(4,595)	-	-
Employer contributions	16,131	441	343	216
Plan participants' contributions	-	-	516	646
Benefits paid	(11,220)	(10,333)	(859)	(862)
Other	12	(20)	-	-

Fair value of plan assets at end of year	214,981	190,547	-	-

Unfunded status at end of year	$(112,597)	$(93,319)	$(4,785)	$(7,894)

Amounts recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2012	2011	2012	2011

Other current accrued liabilities	$(476)	$(383)	$(279)	$(379)
Postretirement benefits	-	-	(4,506)	(7,515)
Pension benefits	(112,121)	(92,936)	-	-
	$(112,597)	$(93,319)	$(4,785)	$(7,894)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(Thousands of dollars)	2012	2011	2012	2011

Prior service cost	$2,661	$3,247	$(1,950)	$245
Net loss (gain)	88,137	78,238	(1,089)	(1,320)
	$90,798	$81,485	$(3,039)	$(1,075)

K 47

The accumulated benefit obligation for all defined benefit pension plans was $301.1 million and $268.3 million at December 31, 2012, and 2011, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Thousands of dollars)	2012	2011	2010	2012	2011	2010

Net Periodic Benefit Cost

Service cost	$10,209	$6,881	$5,654	$176	$129	$92
Interest cost	12,147	11,842	11,585	311	346	350
Expected return on plan assets	(12,932)	(13,564)	(12,752)	-	-	-
Amortization of prior service cost	930	946	785	51	51	51
Amortization of net loss (gain)	9,769	3,917	3,712	(186)	(223)	(291)

Net periodic benefit cost	$20,123	$10,022	$8,984	$352	$303	$202

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $9.8 million and $0.9 million, respectively. The estimated net gain and prior service cost for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.3 million, respectively.

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Discount rate	3.58% - 3.77%	4.09% - 4.19%	3.75%	4.05%
Rate of compensation increase	4.80%	4.90%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	4.09% - 4.19%	5.19% - 5.26%	5.26% - 5.80%	4.05%	4.97%	5.58%
Expected long-term return on plan assets	6.80%	6.80%	6.80%	N/A	N/A	N/A
Rate of compensation increase	4.80%	4.90%	5.12%	N/A	N/A	N/A

K 48

Discount rates are estimated based upon a cash flow matching exercise against the Citigroup Pension Discount Curve.    Guidance for determining this rate is taken from the yield on high-quality, long-term, corporate bonds.

For 2012, the Company assumed a long-term asset rate of return of 6.8%. In developing the 6.8% expected long-term rate of return assumption, the Company evaluated input from its third-party pension plan asset manager, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year and 15-year compounded return (period ended December 31, 2012), which were in-line to higher than the Company’s long-term rate of return assumption, and analyzed expected long-term rate of return projections by asset class.

Plan Assets

The Company’s qualified pension plan assets at December 31, 2012 are as follows:

Fair Value Measurements at December 31, 2012 (in thousands)

		Quoted Prices in	Significant	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$7,678	$7,678
Equity securities:
Common stock	53,559	53,559
International stock - commingled funds (a)	32,683		$32,683
International stock - mutual fund	18,787	18,787
Fixed income securities:
U.S. Treasuries	12,160	12,160
Mortgage-backed securities	6,853		6,853
Collateralized mortgage obligations	596			$596
Corporate bonds (b)	22,981		22,981
Other types of investments:
Equity long/short hedge funds (c)	37,010			37,010
Insurance policy (d)	675			675
Real Estate (e)	21,999			21,999

Total	$214,981	$92,184	$62,517	$60,280

(a)	This category represents International Equity Commingled Funds which invests in international stocks. Thebenchmark is the MSCI EAFE Index.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)
This category includes hedge funds that invest both long and short in primarily U.S. common stocks.Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position; however it is expected that the equity long/short hedge funds will have a net long position.

(d)	This category includes a private insurance policy used for French retirement benefits.
(e)	This category includes a RREEF America II Fund and Black Rock Granite Properties which consists of commingledprivate real estate.

K 49

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Equity Long/Short		Insurance	Collateralized
	Hedge Funds	Real Estate	Contracts	Mortgage Obligations	Total

Beginning balance at December 31, 2011	$35,288	$21,001	$645	$2,156	$59,090

Actual return on plan assets:
Relating to assets still held at the reporting date	1,722	998			2,720
Relating to assets sold during the period					-
Purchases, sales, and settlements				(1,560)	(1,560)
Other			30		30
Transfers in and/or out of Level 3					-

Ending balance at December 31, 2012	$37,010	$21,999	$675	$596	$60,280

The Company invests in a diversified portfolio consisting of an array of assets classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. domestic equities, developed market equities, international equities, fixed income, real estate and hedged investments. Fixed income securities include medium-term government notes, corporate bonds and highly-rated mortgage-backed securities and collateralized mortgage obligations. Real estate primarily includes REIT investments focused on U.S. commercial warehouses. Hedge fund investments are primarily concentrated in funds focused on long/short investment strategies.

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

No equity or debt securities of the Company were held by the plan at December 31, 2012 or 2011.

The unqualified pension plans and the postretirement benefit plan of the Company are unfunded and thus had no plan assets as of December 31, 2012 and 2011.

K 50

Contributions

The Company expects to make contributions of $0.4 million to the pension plans and $0.2 million to the postretirement plan, in 2013.  Due to pension funding legislation passed in 2012, the Company may not be required to make contributions to its U.S. qualified pension plan but may elect to make contributions of $10 to15 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ending:

	Pension	Other
(Thousands of dollars)	Benefits	Benefits

2013	$12,687	$249
2014	13,459	250
2015	14,323	251
2016	15,158	251
2017	16,129	253
2018 - 2022	92,957	1,267

The following table illustrates the balances of accumulated other comprehensive income:

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
(Thousands of dollars)	Translation	Plans	Plans	Loss

Balance, Dec. 31, 2010	$5,077	$(43,372)	$1,649	$(36,646)

Current-period change	(3,316)	(38,441)	(533)	(42,290)

Balance, Dec. 31, 2011	1,761	(81,813)	1,116	(78,936)

Current-period change	12,654	(9,701)	1,964	4,917

Balance, Dec. 31, 2012	$14,415	$(91,514)	$3,080	$(74,019)

(10) Earnings per Share
A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for 2012, 2011 and 2010, are illustrated below:

	2012	2011	2010
Weighted average common shares outstanding for basic EPS	33,015,323	30,445,772	29,978,034
Effect of dilutive securities: employee stock options	346,395	396,741	328,328
Adjusted weighted average common shares outstanding for diluted EPS	33,361,718	30,842,513	30,306,362

Options to purchase a total of 440,786, 154,449 and 125,543 shares of the Company’s common stock were excluded from the calculation of fully diluted earnings per share for 2012, 2011 and 2010, respectively, because their effect on fully diluted earnings per share for the period were antidilutive.

K 51

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

The following table is a summary of the stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010:

(Thousands of dollars)	2012	2011	2010

Stock options	$5,162	$4,881	$4,627
Performance shares	288	-	-
Restricted stock awards and units	2,216	429	-

Total stock-based compensation expense	7,666	5,310	4,627
Tax benefit	(2,836)	(1,964)	(1,712)

Total compensation expense, net of tax	$4,830	$3,346	$2,915

Stock Options
The fair value of each option grant during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010

Expected dividend yield	0.64% -1.02%	0.60% -0.80%	0.94% - 1.60%
Expected stock price volatility	45.00% - 56.40%	48.10% - 57.90%	51.20% - 57.80%
Risk free interest rate	0.27% - 0.82%	0.28% - 2.39%	0.53% - 2.96%
Expected life of options	2 - 4 years	3 - 4 years	2 - 6 years
Weighted-average fair value per share at grant date	$63.84	$26.29	$17.05

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

A summary of stock option activity under the plans during the year ended December 31, 2012, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000's)

Outstanding at January 1, 2012	1,504,311	$42.26
Granted	236,800	50.58
Exercised	(71,026)	27.46
Forfeited or expired	(44,758)	48.04
Outstanding at December 31, 2012	1,625,327	43.96	7.3	25,474
Exercisable at December 31, 2012	921,461	38.37	6.4	19,430

K 52

As of December 31, 2012, there was $4.8 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.96 years.  The intrinsic value of stock options exercised in 2012, 2011 and 2010 was $3.4 million, $9.2 million and $11.4 million, respectively.

Performance Shares
The Company has granted performance shares to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock to be issued, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of December 31, 2012:

					Weighted
	Target Shares			Target Shares	Average
	Outstanding at	Target	Target	Outstanding	Grant Date
Period	Beginning	Shares	Shares	at End	Fair Value
Granted	of Year	Granted	Forfeited	of Year	per Share

2012	-	70,151	(2,996)	67,155	$59.55

Total	-	70,151	(2,996)	67,155

As of December 31, 2012, there was $3.9 million of total unrecognized compensation expense related to unvested PSAs.  The cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards and Units
The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock awards (“RSA”) and restricted stock units (“RSU”).  The Company granted 74,705 shares and 57,300 shares of restricted stock to employees and non-employee directors for the years ended December 31, 2012 and 2011, respectively.  These awards vest over a three year period and had a fair value of $62.36 and $57.40 on date of issuance for the years ended December 31, 2012 and 2011, respectively.

A summary of the combined changes of RSAs and RSUs for the year ended December 31, 2012, is presented below:

		Weighted-
		Average
	Number of	Grant Date
Awards	Awards	Fair Value

Unvested at January 1, 2012	57,300	$57.40
Granted	74,705	62.36
Vested	(19,102)	57.40
Forfeited	(2,996)	79.64
Unvested at December 31, 2012	109,907	$60.13

As of December 31, 2012 and 2011, there was $7.7 million and $2.9 million of total unrecognized compensation cost related to unvested RSAs and RSUs.  The cost is expected to be recognized over a weighted average period of 2.3 years.

(12) Capital Stock
The Company is authorized to issue 2,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2012 and 2011, no shares of preferred stock had been issued.

During the quarter ended March 31, 2012, the Company completed an equity offering, which resulted in the issuance of 2,875,000 shares of common stock and net proceeds of $217.6 million.

K 53

(13) Income Taxes

Earnings from continuing operations before income taxes for 2012, 2011 and 2010 consisted of the following:

(Thousands of dollars)	2012	2011	2010

United States	$88,301	$76,025	$50,278
Foreign	37,654	29,444	17,167

Total earnings before income taxes	$125,955	$105,469	$67,445

The income tax provision for 2012, 2011 and 2010 consisted of the following:

(Thousands of dollars)	2012	2011	2010

Current:

U.S. federal and state income taxes	$35,054	$21,466	$15,815
Foreign	12,324	8,465	6,663

Total current	47,378	29,931	22,478

Deferred:

U.S. federal and state income taxes	1,885	9,820	2,819
Foreign	(5,165)	(253)	(1,383)

Total deferred	(3,280)	9,567	1,436

Total	$44,098	$39,498	$23,914

Cash payments for income taxes totaled $44.1 million, $30.5 million and $18.8 million for 2012, 2011 and 2010, respectively.

A reconciliation of the income tax provision as computed at the statutory U.S. income tax rate and the income tax provision presented in the consolidated financial statements is as follows:

(Thousands of dollars)	2012	2011	2010

Tax provision computed at statutory rate	$44,084	$36,914	$23,606
Tax effect of:
Expenses for which no benefit was realized	492	702	202
Change in effective state tax rate	23	(6)	13
Tax credit	(239)	(733)	(930)
State taxes net of federal benefit	2,512	1,779	1,813
Benefit of manufacturing deduction	(3,093)	(1,492)	(1,127)
Acquisition costs	2,437	1,919	-
Foreign operations	(1,217)	520	530
Other, net	(901)	(105)	(193)

Total provision for taxes	$44,098	$39,498	$23,914

The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, extends retroactively the US R&D tax credit for the period January 1, 2012 through December 31, 2013.  Although reinstated retroactively, since the enactment of this tax law occurred after December 31, 2012, the tax benefit of the US R&D tax credit for the year 2012 will be recognized in our financial results for the first quarter of 2013.  This tax benefit is estimated to be $678,000.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future.  The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred U.S. income taxes have been provided was $115.5 million at December 31, 2012, the majority of which has been generated in Argentina, Canada, and France.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

K 54

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

(Thousands of dollars)	2012	2011

Deferred income tax assets:

Pension costs	$43,788	$36,430
Payroll and benefits	1,129	1,365
Accrued warranty expenses	1,906	1,425
Postretirement benefits	9,137	8,143
Accrued liabilities	261	591
Other, net	8,573	1,680

Total deferred income tax assets	64,794	49,634
Less valuation allowance	(4,779)	(1,117)

Total deferred income tax assets	60,015	48,517

Noncurrent deferred income tax liabilities:

Prepaid expenses	(792)	(993)
Depreciation	(33,781)	(34,143)
Inventories	(974)	(1,758)
Intangible assets	(17,527)	(8,784)
Liability for unremitted earnings	(12,005)
Other, net	(210)	(5,585)

Total noncurrent deferred income tax liabilities, net	(65,289)	(51,263)

Total net deferred tax liability	$(5,274)	$(2,746)

Current deferred tax asset	$574	$1,140

Non-current deferred tax liability	(5,848)	(3,886)

Total net deferred tax liability	$(5,274)	$(2,746)

K 55

At December 31, 2012, 2011 and 2010 there are $5.6 million, $2.1 million and $1.8 million, respectively, of unrecognized tax benefits.  Of these amounts, $3.0 million, $2.1 million, and $1.8 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands of dollars)	2012	2011	2010

Balance at January 1,	$2,060	$1,838	$1,509

Gross increases- current year tax positions	4,255	791	372
Gross increases- tax positions from prior periods	3	115	233
Gross decreases- tax positions from prior periods	(683)	(657)	(262)
Settlements	-	(27)	(14)

Balance at December 31,	$5,635	$2,060	$1,838

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

The Company conducts business globally and, as a result, Lufkin Industries, Inc. and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions.  For U.S. federal purposes, tax years prior to 2009 are closed to assessment. Statutes for years prior to 2009 remain subject to review in certain U.S. state jurisdictions; however, the outcome of any future audit is not expected to have a material effect on the Company’s results of operations.  The Company also remains subject to income tax examinations in the following material international jurisdictions:  Canada (2009-2011), France (2010-2011), Argentina (2006– 2011) and United Kingdom (2011).

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $1,900,000.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $100,000 accrued for interest and penalties at December 31, 2012.  Net penalty and interest income of $10,000 and $45,000 were recognized in December 31, 2012 and 2011 respectively.  Net penalty and interest expense of $30,000 was expensed in December 31, 2010.

K 56

(14) Commitments and Contingencies

Legal proceedings:

Intellectual Property Matter

In 2009, the Company brought suit in a Texas state court against the former owners of a business it had previously acquired in order to protect certain of the Company’s intellectual property rights. The former owners responded by counter suit against the Company as well as its outside counsel for the acquisition, Andrews Kurth LLP (“AK”), claiming that the Company had improperly acquired title to their inventions. The case was removed from the Texas state court to a U.S. District Court in Midland, Texas  in order to address intellectual property and patent issues as well as other claims made by the parties. After reviewing the facts and positions of the parties, in February 2011, the U.S. District Court granted summary judgment for the Company disposing of all federal claims and remanded the remainder of the case back to the Texas state court.

The parties appealed various decisions of the U.S. District Court to the U.S. Court of Appeals for the Federal Circuit, which ultimately dismissed the appeals for lack of jurisdiction and transferred the appeals to the Fifth Circuit in February 2012.  In addition to the federal appeals, the plaintiffs asked the Texas state court to proceed with a trial on the remanded case, which set the remanded case for trial over defendants’ objections.  AK then sought and obtained an injunction from the U.S. District Court prohibiting the plaintiffs from pursuing the Texas state court case until resolution of the federal appeals, which the plaintiffs appealed.  In September 2012, the Fifth Circuit ruled in favor of the plaintiffs by vacating the injunction prohibiting the plaintiffs from litigating in state court.  Trail in state court was set to begin in March of 2013, while a number of substantive appeals remained before the Fifth Circuit.

On December 10, 2012, the parties entered into a confidential settlement agreement following a successful mediation of all claims between plaintiffs and defendants.  Pursuant to the terms of the settlement agreement, Lufkin agreed, among other things, to release all current and future claims arising out of or related to the intellectual property disputes made the basis of the lawsuit in exchange for a corresponding release of claims by plaintiffs.

Upon agreed motions by the parties, the appeals pending before the Fifth Circuit and the state court action were dismissed on January 3, 2013 and January 11, 2013, respectively.

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

Product warranties: The change in the aggregate product warranty liability for the years ended December 31, 2012 and 2011, is as follows:

(Thousands of dollars)	2012	2011

Beginning balance	$4,847	$3,620

Claims paid or accrued	(4,714)	(3,032)
Additional warranties issued	5,404	4,225
Revisions in estimates	624	67
Foreign currency translation	21	(33)

Ending balance	$6,182	$4,847

K 57

Operating leases: Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are:

(Thousands of dollars)

2013	$8,694
2014	7,368
2015	5,006
2016	3,642
2017	2,191

Thereafter	3,353

Expenses for rentals and leases, including short-term rental contracts, were $14.2 million, $9.9 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital expenditures: As of December 31, 2012, the Company had contractual commitments for capital expenditures of $30.8 million that are expected to be paid in 2013.

K 58

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

(Thousands of dollars)	2012	2011	2010
Sales by segment:
Oilfield	$1,075,612	$736,488	$477,867
Power Transmission	205,588	195,647	167,776
Total sales	$1,281,200	$932,135	$645,643
Sales by geographic region:
United States	$823,432	$582,947	$390,129
Europe	77,785	64,926	46,799
Canada	157,292	88,317	33,668
Latin America	115,148	100,287	103,390
Middle East/North Africa	86,472	69,703	43,913
Other	21,071	25,955	27,744
Total sales	$1,281,200	$932,135	$645,643
Earnings (loss) before income taxes:
Oilfield	$121,666	$91,278	$57,690
Power Transmission	4,359	16,402	10,937
Corporate & Other	(70)	(2,211)	(1,182)
Total earnings (loss) before income taxes	$125,955	$105,469	$67,445
Assets by segment:
Oilfield	$1,162,071	$869,519
Power Transmission	165,136	153,429
Corporate & Other	108,012	73,757
Total assets	$1,435,219	$1,096,705
Property, plant & equipment, net, by geographic region
United States	$191,583	$175,921
Europe	127,883	86,213
Canada	68,679	69,047
Latin America	13,237	14,884
Other	291	365
Total P, P & E, net	$401,673	$346,430
Capital expenditures by segment
Oilfield	$71,579	$83,871	$43,938
Power Transmission	10,062	5,995	8,445
Corporate & Other	3,078	13,693	7,980
Total capital expenditures	$84,719	$103,559	$60,363
Depreciation/amortization by segment:
Oilfield	$33,361	$16,548	$13,484
Power Transmission	6,436	6,893	6,752
Corporate & Other	3,486	825	922
Total depreciation/amortization	$43,283	$24,266	$21,158

K 59

Additional key segment information is presented below:

Year Ended December 31, 2012

		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other	Total

Gross sales	$1,083,152	$212,724	$-	$1,295,876
Inter-segment sales	(7,540)	(7,136)	-	(14,676)
Net sales	$1,075,612	$205,588	$-	$1,281,200

Operating income (loss)	$135,745	$4,315	$(8)	$140,052
Other (expense) income, net	(14,080)	45	(62)	(14,097)
Earnings (loss) before income tax provision	$121,665	$4,360	$(70)	$125,955

Year Ended December 31, 2011

		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other	Total

Gross sales	$743,545	$206,978	$-	$950,523
Inter-segment sales	(7,057)	(11,331)	-	(18,388)
Net sales	$736,488	$195,647	$-	$932,135

Operating income (loss)	$93,058	$16,298	$(1,878)	$107,478
Other (expense) income, net	(1,780)	104	(333)	(2,009)
Earnings (loss) before income tax provision	$91,278	$16,402	$(2,211)	$105,469

Year Ended December 31, 2010

		Power	Corporate
(Thousands of dollars)	Oilfield	Transmission	& Other	Total

Gross sales	$479,732	$171,155	$-	$650,887
Inter-segment sales	(1,865)	(3,379)	-	(5,244)
Net sales	$477,867	$167,776	$-	$645,643

Operating income (loss)	$57,749	$10,911	$(1,001)	$67,659
Other (expense) income, net	(59)	26	(181)	(214)
Earnings (loss) before income tax provision	$57,690	$10,937	$(1,182)	$67,445

K 60

(16) Concentrations of Credit Risk
The Company’s concentration with respect to trade accounts receivable is limited. The large number of customers and diversified customer base across the two segments significantly reduces the Company’s credit risk. The Company also has strict policies regarding the granting of credit to customers and does not offer credit terms to those customers that do not meet certain financial criteria and other guidelines. The Company is monitoring the payment practices of customers and is reviewing credit limits more frequently and conservatively than in prior periods. No customer represented over 10% of consolidated company sales or accounts receivable as of December 31, 2012, 2011 and 2010.

(17) Quarterly Financial Data (Unaudited)

The following table sets forth unaudited quarterly financial data for 2012 and 2011:

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars, except per share data)	Quarter	Quarter	Quarter	Quarter

2012

Sales	$279.5	$305.6	$340.3	$355.8
Gross profit	67.5	76.5	79.3	86.4
Net earnings	10.9	19.3	26.3	25.4

Basic earnings per share	0.35	0.57	0.78	0.78
Diluted earnings per share	0.34	0.57	0.78	0.76

2011

Sales	$194.4	$226.8	$231.7	$279.3
Gross profit	46.2	57.4	53.9	69.0
Net earnings	12.4	18.5	14.4	20.7

Basic earnings per share	0.41	0.61	0.47	0.68
Diluted earnings per share	0.40	0.60	0.47	0.67

K 61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”

Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in item 8 of this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

K 62

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors is incorporated by reference from the information under the captions “Nominees for Director” and “Information About Continuing Directors and Director Nominees” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after December 31, 2012. The information required by Item 10 regarding audit committee financial expert disclosure and the identification of the Company’s audit committee is incorporated by reference from the information under the caption  “Information About Continuing Directors and Director Nominees – Board Committees” in the Proxy Statement. The information required by Item 10 regarding the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by Item 10 regarding executive officers is incorporated by reference from the information under the caption “Information About Current Executive Officers” in the Proxy Statement.

The Company has adopted a written code of ethics, entitled the “Code of Ethics for Senior Financial Officers of the Company.” The Company requires all of its senior financial officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer, to adhere to the Code of Ethics for Senior Financial Officers of the Company in addressing the legal and ethical issues encountered in conducting their work. The Company has also adopted a written Corporate Code of Conduct applicable to all salaried employees of the Company, including the senior financial officers. The Company has made available to shareholders the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct on its website at www.lufkin.com or a copy can be obtained by writing to the Corporate Secretary, P.O. Box 849, Lufkin, Texas 75902. Any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers of the Company and the Corporate Code of Conduct will be disclosed in a current report on Form 8-K within four business days of such amendment or waiver as required by the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Executive Compensation,”  “Compensation Committee Report,” “Equity Compensation Plans,” “Compensation Committee Interlocks and Insider Participation,” “Board Committees” and “Director Compensation” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 related to security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Part II, Item 5 of this annual report on Form 10-K and is incorporated in Item 12 of this report by reference.

Equity Compensation Plan Information

The following table sets forth shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans at December 31, 2012.

K 63

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,625,327	$43.96	438,223

Equity compensation plans not approved by security holders	-	-	-

Total	1,625,327	$43.96	438,223

As of January 31, 2012, 600,000 shares of common stock were authorized for issuance pursuant to the Company’s 1996 Nonemployee Director Stock Option Plan and 5,600,000 shares of common stock were authorized for issuance pursuant to the Company’s Incentive Stock Compensation Plan 2000.  Each of these plans has been approved by our shareholders.  Awards that may be granted pursuant to the Incentive Stock Compensation Plan 2000 include options, restricted stock, performance awards, phantom shares, bonus shares and other stock-based awards.

The following performance graph compares cumulative, five–year total shareholder return to holders of the Company’s common stock with the cumulative total returns of the NASDAQ Market Index and the Morningstar Oil and Gas Equipment and Services, a published industry index of oil and gas equipment/service providers.  The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 at December 31, 2007 and tracks the return on the investment through December 31, 2012.

The preceding graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

K 64

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2012, there have been no transactions with management and others, no business relationships regarding directors or nominees for directors and no indebtedness of management required to be disclosed pursuant to this Item 13. The information required by Item 13 related to director independence is incorporated by reference from the information under the caption “Information About Continuing Directors and Director Nominees” in the Proxy Statement. The information required by Item 13 regarding related-person transactions is incorporated by reference to the information under the caption “Related Person Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Report of the Audit Committee” and “Independent Public Accountants” in the Proxy Statement.

K 65

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report
1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
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

3.	Exhibits

3.1	Fifth Amended and Restated Articles of Incorporation of Lufkin Industries, Inc., included as Exhibit 3.1 to the Company’s current report on Form 8-K filed May 16, 2012 (File No. 000-02612).

3.2	Amended and Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.1 to the Company’s current report on Form 8-K filed February 19, 2013 (File No. 000-02612).

4.1	Form of Common Stock Certificate, included as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed May 9, 2005 (File No. 000-02612).

*10.1	1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129).

*10.2	Amended and Restated Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to the Company’s current report on Form 8-K dated August 7, 2007 (File No. 000-02612).

*10.3
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 000-02612).

*10.4
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 000-02612),.

K 66

*10.5
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.13 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.6
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as Exhibit 10.14 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.7
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.15 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.8
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.9
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.10
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.11
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.12
Amended and Restated Employment Agreement, dated as of March 1, 2008, by and between Lufkin Industries, Inc. and John F. Glick included as Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.13
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger included as Exhibit 10.9 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.14
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 1, 2010 (File No. 000-02612).

*10.15
Severance Agreement, dated as of May 9, 2011, between Lufkin Industries, Inc. and Alejandro “Alex” Cestero included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2011 (File No. 000-02612).

K 67

*10.16
Severance Agreement, dated as of September 23, 2011, between Lufkin Industries, Inc. and C.D. “Bud” Hay included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 21, 2011 (File No. 000-02612).[2]

*10.17
Amended and Restated Credit Agreement dated as of November 30, 2011, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2011 (File No. 000-02612).

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

The documents listed on the Exhibit Index following the signature pages hereto are filed with this annual report on Form 10-K, and the contents of such Exhibit Index are hereby incorporated herein by reference.

K 68

SCHEDULE II

Lufkin Industries, Inc.
Valuation & Qualifying Accounts
(in thousands of dollars)

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged	Other		End of
Description	of Year	to Expense	Accounts	Deductions	Year

Allowance for Doubtful Receivables:

Year Ended December 31, 2012	$125	94	-	548	$767
Year Ended December 31, 2011	260	(57)	11	(89)	125
Year Ended December 31, 2010	240	(93)	-	113	260

Inventory: Valuation Reserves:

Year Ended December 31, 2012	$3,144	(3,575)	-	5,492	$5,061
Year Ended December 31, 2011	2,383	229	556	(24)	3,144
Year Ended December 31, 2010	2,643	(224)	-	(36)	2,383

Inventory: LIFO Reserves:

Year Ended December 31, 2012	$32,103	2,851	-	-	$34,954
Year Ended December 31, 2011	28,776	3,327	-	-	32,103
Year Ended December 31, 2010	29,961	(1,185)	-	-	28,776

K 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUFKIN INDUSTRIES, INC.

BY	/s/ Christopher L. Boone
Christopher L. Boone

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By	/s/ J. F. Glick	President/Chief Executive Officer	March 1, 2013
	J. F. Glick	(Principal Executive Officer)

By	/s/ C. L. Boone	Vice President/Chief Financial Officer	March 1, 2013
	C. L. Boone	(Principal Financial and Accounting Officer)

By	/s/ D. V. Smith	Chairman of the Board of Directors	March 1, 2013
D. V. Smith

By	/s/ J. F. Anderson	Director	March 1, 2013
J.F. Anderson

By	/s/ S. V. Baer	Director	March 1, 2013
S. V. Baer

By	/s/ J. D. Hofmeister	Director	March 1, 2013
J. D. Hofmeister

By	/s/ J. T. Jongebloed	Director	March 1, 2013
J. T. Jongebloed

By	/s/ J. H. Lollar	Director	March 1, 2013
J. H. Lollar

BY	/s/ R. R. Stewart	Director	March 1, 2013
R. R. Stewart

By	/s/ H. J. Trout, Jr.	Director	March 1, 2013
H. J. Trout, Jr.

By	/s/ T. E. Wiener	Director	March 1, 2013
T. E. Wiener

K 70

INDEX TO EXHIBITS

3.1	Fifth Amended and Restated Articles of Incorporation of Lufkin Industries, Inc., included as Exhibit 3.1 to the Company’s current report on Form 8-K filed May 16, 2012 (File No. 000-02612).

3.2	Amended and Restated Bylaws of Lufkin Industries, Inc., included as Exhibit 3.1 to the Company’s current report on Form 8-K filed February 19, 2013 (File No. 000-02612).

4.1	Form of Common Stock Certificate, included as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed May 9, 2005 (File No. 000-02612).

*10.1	1996 Nonemployee Director Stock Option Plan, included as Exhibit 4.3 to the Company’s registration statement on Form S-8 dated June 28, 1996 (File No. 333-07129).

*10.2	Amended and Restated Incentive Stock Compensation Plan 2000, included as Exhibit 10.1 to the Company’s current report on Form 8-K dated August 7, 2007 (File No. 000-02612).

*10.3
Form of Employee Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.5 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 000-02612).

*10.4
Form of Director Stock Option Agreement for the Company’s 2000 Incentive Stock Compensation Plan, included as Exhibit 10.6 to the Company’s current report on Form 8-K dated May 13, 2008 (File No. 000-02612),.

*10.5
Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., as amended, included as Exhibit 10.13 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.6
Retirement Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc, as amended, included as Exhibit 10.14 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.7
Lufkin Industries, Inc. Supplemental Retirement Plan, as amended, as amended, included as Exhibit 10.15 to the Company’s annual report on Form 10-K of the registrant filed March 1, 2007 (File No. 000-02612).

*10.8
Amended and Restated Severance Agreement, dated January 21, 2008, between Lufkin Industries, Inc. and Mark E. Crews, included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

K 71

INDEX TO EXHIBITS

*10.9
Amended and Restated Severance Agreement, dated March 1, 2008, between Lufkin Industries, Inc. and John F. Glick, included as Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.10
Amended and Restated Severance Agreement, dated May 7, 2008, between Lufkin Industries, Inc. and Christopher L. Boone, included as Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.11
Amended and Restated Severance Agreement, dated January 1, 2005, between Lufkin Industries, Inc. and Scott H. Semlinger, included as Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.12
Amended and Restated Employment Agreement, dated as of March 1, 2008, by and between Lufkin Industries, Inc. and John F. Glick included as Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.13
Amended and Restated Employment Agreement, dated as of August 18, 2006, by and between Lufkin Industries, Inc. and Scott H. Semlinger included as Exhibit 10.9 to the Company’s current report on Form 8-K filed on December 31, 2008 (File No. 000-02612).

*10.14
Severance Agreement, dated as of September 20, 2010, between Lufkin Industries, Inc. and Brian J. Gifford included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 1, 2010 (File No. 000-02612).

*10.15
Severance Agreement, dated as of May 9, 2011, between Lufkin Industries, Inc. and Alejandro “Alex” Cestero included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2011 (File No. 000-02612).

*10.16
Severance Agreement, dated as of September 23, 2011, between Lufkin Industries, Inc. and C.D. “Bud” Hay included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 21, 2011 (File No. 000-02612).[2]

*10.17
Amended and Restated Credit Agreement dated as of November 30, 2011, between Lufkin Industries, Inc. and JPMorgan Chase Bank, N.A. included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2011 (File No. 000-02612).

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

K 72