Form 10-Q
period 2013-03-31
LUFKIN INDUSTRIES INC
filed 2013-05-10
CIK 60849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 33,868,066 shares of Common Stock, $1.00 par value per share, outstanding as of May 7, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars, except share and per share data)

	March 31,	December 31,
Assets	2013	2012
Current Assets:
Cash and cash equivalents	$63,146	$72,308
Receivables, net	250,909	253,269
Income tax receivable	8,430	8,454
Inventories	240,907	218,475
Deferred income tax assets	1,542	574
Other current assets	9,956	7,368
Total current assets	574,890	560,448

Property, plant and equipment, net	405,299	401,673
Goodwill	334,268	354,319
Other assets, net	111,310	118,779
Total assets	$1,425,767	$1,435,219

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$82,817	$88,391
Current portion of long-term debt	32,813	26,250
Accrued liabilities:
Payroll and benefits	17,516	17,997
Warranty expenses	6,130	6,182
Taxes payable	11,187	8,156
Other	31,307	33,983
Total current liabilities	181,770	180,959

Long-term debt	287,326	300,454
Deferred income tax liabilities	6,290	5,848
Postretirement benefits	4,559	4,506
Pension benefits	113,887	112,121
Other liabilities	17,523	17,360

Commitments and contingencies (Note 13)

Shareholders' equity:

Common stock, $1.00 par value per share; 120,000,000 shares authorized; 35,414,181 and 35,383,999 shares issued respectively	35,414	35,384
Capital in excess of par	324,474	320,445
Retained earnings	581,795	566,890
Treasury stock, 1,815,648 and 1,815,648 shares, respectively, at cost	(34,729)	(34,729)
Accumulated other comprehensive loss	(92,542)	(74,019)
Total shareholders' equity	814,412	813,971
Total liabilities and shareholders' equity	$1,425,767	$1,435,219

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2013	2012

Sales	$317,979	$279,536

Cost of sales	245,662	211,997

Gross profit	72,317	67,539

Selling, general and administrative expenses	42,411	36,227
Acquisition expenses	-	7,318

Operating income	29,906	23,994

Interest income	190	31
Interest expense	(2,898)	(3,339)
Other income (expense), net	1,769	(460)

Earnings before income tax provision	28,967	20,226

Income tax provision	9,849	9,332

Net earnings	$19,118	$10,894

Net earnings per share:

Basic	$0.57	$0.35

Diluted	$0.56	$0.34

Dividends per share	$0.125	$0.125

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2013	2012

Net earnings	$19,118	$10,894

Other comprehensive (loss) income

Foreign currency translation adjustments	(20,156)	10,352

Pension and other postretirement benefits reclassified from accumulated other comprehensive income	2,592	2,403

Income tax expense related to pension and postretirement plans	(959)	(886)

Total other comprehensive (loss) income	(18,523)	11,869

Total comprehensive income	$595	$22,763

See notes to condensed consolidated financial statements.

LUFKIN INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$19,118	$10,894
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	11,598	10,294
Provision for losses on receivables	1,138	20
LIFO expense	900	1,000
Deferred income tax benefit	(849)	(575)
Excess tax benefit from share-based compensation	(167)	(731)
Share-based compensation expense	2,573	1,619
Pension expense	4,806	4,090
Postretirement obligation	(34)	71
(Gain) on disposition of property, plant and equipment	(787)	(167)
Changes in:
Receivables, net	(579)	(4,384)
Income tax receivable	13	70
Inventories	(25,042)	(20,718)
Other current assets	(2,607)	(8,328)
Accounts payable	(4,423)	23,451
Accrued liabilities	193	(1,452)
Net cash provided by operating activities	5,851	15,154

Cash flows from investing activites:
Additions to property, plant and equipment (net of incentives)	(5,859)	(24,433)
Proceeds from disposition of property, plant and equipment	1,093	182
Increase (decrease) in other assets	86	(736)
Acquisition of other companies	-	(147,333)
Net cash used in investing activities	(4,680)	(172,320)

Cash flows from financing activites:
Payments of notes payable	(6,562)	(35,157)
Dividends paid	(4,199)	(3,831)
Excess tax benefit from share-based compensation	167	731
Proceeds from exercise of stock options	1,105	1,533
Proceeds from equity offering	-	217,565
Net cash (used in) provided by financing activities	(9,489)	180,841

Effect of translation on cash and cash equivalents	(844)	592

Net (decrease) increase in cash and cash equivalents	(9,162)	24,267

Cash and cash equivalents at beginning of period	72,308	38,438

Cash and cash equivalents at end of period	$63,146	$62,705

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lufkin Industries, Inc. and its consolidated subsidiaries (the “Company”) and have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations for interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals unless specified, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods included in this report have been included. For further information, including a summary of major accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain amounts in the Other Accrued Current Liabilities footnote (Note 10) for the prior period have been reclassified to conform to the current presentation.

The Company’s financial instruments include cash, accounts receivable, accounts payable, and debt obligations. The book value of cash, accounts receivable, short-term debt and accounts payable are considered to be representative of their fair market value because of the short maturity of these instruments. The Company’s accounts receivable do not have an unusual credit risk or concentration risk.

2. Agreement and Plan of Merger

On April 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with General Electric Company, a New York corporation (“GE”), and Red Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of GE (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with the Company (the “Merger”), with the Company continuing its existence under Texas law as the surviving entity in the Merger. Upon the completion of the Merger, the Company will be a wholly owned subsidiary of GE. The boards of directors of the Company, GE and Merger Sub have approved the Merger Agreement, and the board of directors of the Company has agreed to submit the Merger Agreement to a vote of the Company’s shareholders and to recommend that the Company’s shareholders approve the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (“Common Stock”) issued and outstanding as of immediately prior to the Effective Time (excluding any shares of Common Stock held by GE or Merger Sub, any shares of Common Stock held by the Company in treasury or by any direct or indirect wholly owned subsidiary of the Company and any shares of Common Stock belonging to a shareholder exercising his or her rights of dissent and appraisal) will be converted into the right to receive $88.50 per share in cash, without interest (the “Merger Consideration”).

Each share of restricted Common Stock that is outstanding immediately prior to the Effective Time will, as of the Effective Time, vest in full, the restrictions with respect thereto will lapse and each share of restricted Common Stock will be deemed issued and outstanding immediately prior to the Effective Time and will be converted into the right to receive the Merger Consideration.

At the Effective Time, each option to purchase shares of Common Stock (each, a “Company Option”) that is outstanding immediately prior to the Effective Time (whether or not then vested or exercisable) will be cancelled and terminated and converted at the Effective Time into the right to receive a cash amount equal to the Option Consideration for each share of Common Stock then subject to the Company Option. “Option Consideration” means, with respect to any share of Common Stock issuable under each Company Option, an amount equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of Company Common Stock issuable under the Company Option.

The Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals, or provide confidential information in connection therewith. The board of directors of the Company may, subject to certain conditions, change its recommendation in favor of the approval of the Merger Agreement if, (i) in connection with the receipt of an unsolicited alternative proposal, it determines in good faith, after consultation with its financial advisors and outside counsel, that the failure to effect such a change in recommendation would be reasonably likely to be inconsistent with its fiduciary duties or (ii) in connection with a material event or circumstance that arises or occurs after the date of the Merger Agreement, or a material consequence relating to an event or circumstance existing on or before the date of the Merger Agreement, that was in either case not, prior to the date of the Merger Agreement, known by the board of directors of the Company, it determines in good faith, after consultation with its financial advisors and outside counsel, that the failure to effect such a change in recommendation would be reasonably likely to be inconsistent with its fiduciary duties, in each case, after providing notice thereof to GE and allowing GE the opportunity to modify the Merger Agreement in a manner such that the board of directors of the Company no longer concludes that the failure to effect such a change in recommendation would be reasonably likely to be inconsistent with its fiduciary duties.

The completion of the Merger is subject to satisfaction or waiver of customary closing conditions, including, among others: (i) approval of the Merger Agreement by holders of two-thirds of the Company’s outstanding shares of common stock; (ii) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended  and the making and receipt of applicable filings and approvals under foreign antitrust laws that are required to be made or obtained; (iii) there being no law or injunction prohibiting the consummation of the Merger and there being no action or litigation instituted or threatened in writing by any governmental authority that would or would be reasonably likely to prevent the consummation of the Merge or make the Merger illegal; (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the Company and GE contained in the Merger Agreement; (v) compliance by the Company, GE and Merger Sub in all material respects with their respective obligations contained in the Merger Agreement; (vi) the absence of any changes or events that have had or would reasonably be expected to have a material adverse effect on the Company, and (vii) there being no investigation or litigation that shall be pending or threatened in writing by a governmental authority which would be reasonably likely to impose limitations on the ability of GE to effectively exercise full rights of ownership of the Company or result in a material governmental damages or a governmental investigation reasonably expected to result in significant criminal or civil sanctions.

The Merger Agreement contains customary representations and warranties of the Company and GE. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing date of the Merger and (ii) the efforts of the parties to cause the Merger to be completed. The Merger Agreement contains certain termination rights for both the Company and GE. The Merger Agreement further provides that, upon termination of the Merger Agreement, under certain circumstances, the Company will be required to pay GE a termination fee equal to $95,000,000 (or $47,000,000 in the event that the Merger Agreement had been terminated in specified circumstances on or prior to May 5, 2013).

For additional information about the Merger, please see our Current Report on Form 8-K, filed with the SEC on April 8, 2013, and the Merger Agreement, which is attached as Exhibit 2.1 thereto and other filings with the SEC related to the Merger.

3. Correction of Accounting Error

During the first quarter of 2013, the Company identified an error in the intra-company elimination and purchase price allocation of Quinn’s Oilfield Supply Ltd. for the year ended December 31, 2012 in which goodwill was overstated by $9.2 million and accounts receivable and accounts payable were understated by $16.6 million and $7.4 million, respectively.  In accordance with Accounting Standards Codification (ASC) Topic 250, Accounting for Changes and Error Corrections, the Company evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to the respective balances at December 31, 2012.  Further, the error had no impact on the results of operations or total cash flows from operating activities for the year ended December 31, 2012.  Accordingly, the Company corrected the goodwill, accounts receivable, and accounts payable balances in the first quarter of 2013.

4. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Other Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income – (“ASU 2013-02”), which requires the Company to provide additional information about reclassifications out of accumulated other comprehensive income. The topic requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, the Company is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early application permitted.  The Company adopted ASU 2013-02 on January 1, 2013.  The adoption of ASU 2013-02 did not have a material impact on accumulated other comprehensive income.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

5. Acquisitions

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

In connection with the Datac acquisition, the Company identified uncertain tax liabilities of the target company related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million dollars.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

The Datac and Realflex preliminary purchase price allocation has been finalized in the first quarter of 2013.  The final valuation for Datac and Realflex did not result in material changes to the preliminary allocations.

Zenith
On February 29, 2012, the Company completed the acquisition of Zenith Oilfield Technology Ltd (“Zenith”).  Zenith, based in Aberdeen, Scotland, is an international provider of innovative technology and products for the monitoring and analysis of down-hole data and related completion products for the oilfield artificial lift market.

The Zenith preliminary purchase price allocation was finalized in the first quarter of 2013.  The final valuation for Zenith did not result in material changes to the preliminary allocations.

Other
During 2012, the Company also acquired the assets of two businesses for aggregate consideration of $3.3 million.  The two acquisitions were included in the Company’s consolidated financial statements for the periods subsequent to the acquisitions.  There have been no adjustments to the preliminary purchase allocations.

Supplemental Pro Forma Data
Proforma information for the Datac, Realflex, Zenith and other acquisitions are not material.

6. Receivables

The following is a summary of the Company’s receivable balances (in thousands of dollars):

	March 31,	December 31,
	2013	2012

Accounts receivable	$249,545	$252,413
Notes receivable	63	-
Other receivables	3,053	1,623
Gross receivables	252,661	254,036

Allowance for doubtful accounts receivable	(1,752)	(767)
Net receivables	$250,909	$253,269

Bad debt expense related to receivables for the three months ended March 31, 2013 and 2012 was $1.1 million and negligible, respectively.

7. Inventories

Inventories used in determining cost of sales were as follows (in thousands of dollars):

	March 31,	December 31,
	2013	2012
Gross inventories at FIFO:
Finished goods	$34,523	$26,751
Work in progress	33,615	31,136
Raw materials & component parts	197,644	185,739
Maintenance, tooling & supplies	16,028	14,864
Total gross inventories at FIFO	281,810	258,490
Less reserves:
LIFO	35,854	34,954
Valuation	5,049	5,061
Total inventories as reported	$240,907	$218,475

Gross inventories on a first in, first out (“FIFO”) basis before adjustments for reserves shown above that were accounted for on a last in, first out (“LIFO”) basis were $128.7 million and $120.7 million at March 31, 2013 and December 31, 2012, respectively.

8. Property, Plant & Equipment

The following is a summary of the Company's property, plant and equipment balances (in thousands of dollars):

	March 31,	December 31,
	2013	2012

Land	$27,274	$29,026
Land improvements	13,151	13,142
Buildings	193,606	158,984
Machinery and equipment	332,421	310,944
Furniture and fixtures	10,003	9,647
Computer equipment and software	37,729	37,708
Construction in progress	77,436	125,545
Total property, plant and equipment	691,620	684,996
Less accumulated depreciation	(286,321)	(283,323)
Total property, plant and equipment, net	$405,299	$401,673

Depreciation expense related to property, plant and equipment was $7.8 million and $7.2 million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 $7.8 million in capital expenditures were included in accounts payables on the Condensed Consolidated Statements of Cash Flows.

The Romanian Government granted an economic incentive to the Company for the construction of its Romanian facility, which was ongoing at March 31, 2013.  This incentive is subject to employment requirements the Company must maintain for five years. For the three months ended March 31, 2013 and 2012 capital expenditures were reduced by $2.9 million and $0.0 million in the additions to property, plant, and equipment on the Condensed Consolidated Statements of Cash Flows as a result of incentives received from the government.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2013, are as follows (in thousands of dollars):

		Power
	Oil Field	Transmission	Total

Balance as of December 31, 2012	$347,199	$7,120	$354,319

Correction of error	(9,162)	-	(9,162)
Adjustments for prior year acquisitions	26	-	26
Foreign currency translation	(10,849)	(66)	(10,915)
Balance as of March 31, 2013	$327,214	$7,054	$334,268

Intangible Assets

The Company amortizes identifiable intangible assets on a straight-line basis over the periods expected to be benefited. All of the below intangible assets relate to acquisitions since 2009.  The components of these intangible assets are as follows (in thousands of dollars):

				Weighted
	March 31, 2013			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$10,281	$2,665	$7,616	5.7
Customer relationships and contracts	112,050	22,486	89,564	9.4

	$122,331	$25,151	$97,180	7.6

				Weighted
	December 31, 2012			Average
	Gross			Amortization
	Carrying	Accumulated		Period
	Amount	Amortization	Net	(years)

Non-compete agreements and trademarks	$10,281	$2,082	$8,199	5.7
Customer relationships and contracts	112,050	15,788	96,262	9.4

	$122,331	$17,870	$104,461	7.6

Amortization expense of intangible assets was approximately $3.8 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.  Expected amortization for the remainder of the fiscal year ending December 31, 2013 is $11.2 million.  Expected amortization expense by year is (in thousands of dollars):

For the year ended December 31, 2014	$14,329
For the year ended December 31, 2015	14,262
For the year ended December 31, 2016	14,167
For the year ended December 31, 2017	13,807
For the year ended December 31, 2018	13,798
Thereafter	15,587

10. Other Current Accrued Liabilities

The following is a summary of the Company's other current accrued liabilities balances (in thousands of dollars):

	March 31,	December 31,
	2013	2012

Customer prepayments	$12,075	$15,681
Deferred compensation & benefit plans	7,296	6,918
Acquisition hold back and royalty consideration	719	2,330
Accrued interest	1,851	1,634
Accrued freight	4,795	5,098
Other accrued liabilities	4,571	2,322
Total other current accrued liabilities	$31,307	$33,983

11. Debt

The following is a summary of the Company's outstanding debt balances (in thousands of dollars):

	March 31,	December 31,
	2013	2012

Long-term notes payable	$320,139	$326,704

Less current portion of long-term debt	(32,813)	(26,250)

Long-term debt	$287,326	$300,454

Scheduled maturities of long-term debt in future years as of March 31, 2013 are as follows (in thousands of dollars):

2013	$19,688
2014	52,500
2015	87,500
2016	160,451

Total	$320,139

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides for up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien on, security interest in and collateral assignment of substantially all of its assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of March 31, 2013, $295.1 million of the term loan and $25.0 million of the revolving line of credit were outstanding.  Additionally, there were $11.2 million in letters of credit outstanding against the revolving credit facility. As of March 31, 2013 the interest rate was 2.75% on the Bank Facility and the Company paid $2.1 million of interest expense in the quarter ended March 31, 2013. The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of March 31, 2013 and had borrowing capacity of $138.8 million under the revolving line of credit.

Although the consummation of the Merger would result in an event of default under the Company’s Bank Facility, giving the lenders thereunder the right to accelerate all indebtedness outstanding thereunder, the Company and GE intend to repay amounts outstanding thereunder and terminate the Bank Facility contemporaneously with the closing of the Merger.

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

The Company also has qualified defined contribution retirement plans covering substantially all of its U.S. employees and certain Canadian employees. For U.S. salaried employees, the Company makes contributions of 75% of employee contributions up to a maximum employee contribution of 6% of employee earnings. For U.S. hourly employees, the
Company made contributions of 75% of employee contributions from January 1, 2011 through September 30, 2011 and then 100% of employee contributions thereafter up to a maximum employee contribution of 6% of employee earnings.  The plan was amended to include the change for U.S. hourly employees on October 1, 2011.  Employees may contribute up to an additional 18% (in 1% increments), which is not subject to matching by the Company. For Canadian employees, the Company makes contributions of 3%-8% of an employee’s salary with no individual employee matching required. All obligations of the Company are funded through March 31, 2013. In addition, the Company provides an unfunded non-qualified deferred compensation defined contribution plan (the Thrift Plan Restoration Plan for Salaried Employees of Lufkin Industries, Inc., or the “Thrift Restoration Plan”) for certain U.S. employees. The Company’s and individual’s contributions are based on the same formula as the qualified contribution plan except that it does not limit the amount of a participant’s compensation or maximum benefit. The contribution calculated under the Thrift Restoration Plan is offset by the Company’s and participant’s contributions under the qualified defined contribution plan. The Company’s expense for these plans totaled $3.2 million and $3.3 million in the three months ended March 31, 2013 and 2012, respectively.  The liability for the Thrift Restoration Plan is included in “Other current accrued liabilities” in the Consolidated Balance Sheet.

Components of Net Periodic Benefit Cost (in thousands of dollars)

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2013	2012	2013	2012

Service cost	$2,834	$2,151	$11	$57
Interest cost	3,023	2,905	45	74
Expected return on plan assets	(3,547)	(3,230)	-	-
Amortization of prior service cost	221	232	(63)	13
Amortization of unrecognized net loss (gain)	2,453	2,203	(25)	(45)
Net periodic benefit cost	$4,984	$4,261	$(32)	$99

Employer Contributions

The Company previously disclosed in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to make contributions of $0.4 million to the pension plans in 2013. The Company also disclosed that it expected to make contributions of $0.2 million to its postretirement plan in 2013. As of March 31, 2013, the Company had made contributions of $0.0 million to its pension plans and $0.1 million to its postretirement plan.  The Company presently anticipates making additional contributions of $0.4 million to its pension plans and $0.1 million to its postretirement plan during the remainder of 2013.

13. Legal Proceedings

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

14. Accumulated Comprehensive Income

Accumulated other comprehensive income (loss) in the consolidated balance sheet consists of the following (in thousands of dollars):

		Defined	Defined	Accumulated
	Foreign	Benefit	Benefit	Other
	Currency	Pension	Postretirement	Comprehensive
	Translation	Plans	Plans	Loss

Balance, December 31, 2012	$14,415	$(91,514)	$3,080	$(74,019)

Current-period change	(20,156)	1,688	(55)	(18,523)

Balance, March 31, 2013	$(5,741)	$(89,826)	$3,025	$(92,542)

15. Net Earnings Per Share

A reconciliation of the number of weighted shares used to compute basic and diluted net earnings per share for the three months ended March 31, 2013 and 2012 are illustrated below:

	Three Months Ended
	March 31,
	2013	2012
Weighted average common shares outstanding for basic EPS	33,584,928	31,399,249
Effect of dilutive securities: employee stock options and other awards	378,059	412,883
Adjusted weighted average common shares outstanding for diluted EPS	33,962,987	31,812,132

Weighted options to purchase a total of 518,122 and 400,529 shares of the Company’s common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculations of fully diluted earnings per share, in each case because the effect on fully diluted earnings per share for the period was antidilutive.

16. Stock Compensation Plans

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

The following table is a summary of the stock-based compensation expense recognized by type of grant for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

	Three Months Ended
	March 31,
	2013	2012

Stock options	$1,212	$1,331
Performance shares	490	-
Restricted stock awards and units	871	288
Total stock-based compensation expense	2,573	1,619
Tax benefit	(952)	(599)
Stock-based compensation expense, net of tax	$1,621	$1,020

Stock Options
The fair value of each option grant during the first three months of 2013 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions. There were no option grants during the first three months of 2012.

2013

Expected dividend yield	1.02%
Expected stock price volatility	46.4% - 53.0%
Risk free interest rate	0.27% - 0.60%
Expected life options	2 - 4 years
Weighted-average fair value per option at grant date	$18.24

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

A summary of stock option activity under the plans during the three months ended March 31, 2013, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at January 1, 2013	1,625,327	$43.96
Granted	10,500	62.26
Exercised	(30,182)	36.63
Forfeited or expired	(15,791)	57.64
Outstanding at March 31, 2013	1,589,854	$44.08	$7.1	$36,657
Exercisable at March 31, 2013	954,735	$38.54	6.2	$27,340

As of March 31, 2013, there was $4.6 million of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.83 years. The intrinsic value of stock options exercised in the first three months of 2013 was $0.9 million.

Performance Shares
The Company has granted performance share awards (“PSAs”) to members of senior management, at no cost to the recipient, as a means of rewarding them for the Company’s shareholder return performance relative to a specific group of companies over a three-year performance cycle.  Compensation expense, which is recorded ratably over the vesting period, is based on the fair value at grant date and the anticipated number of shares of the Company’s common stock to be issued, which is determined on a Monte Carlo probability model.  Grant recipients do not have any shareholder rights until the granted shares have been issued.

The following table summarizes information about the performance shares that remain outstanding as of March 31, 2013:

					Weighted
		Target Shares	Target Shares		Average
	Target Shares	Granted	Granted	Target Shares	Grant Date
Period	Outstanding at	During	During	Outstanding	Fair Value
Granted	December 31, 2012	Current Year	Current Year	at March 31, 2013	per Share

2012	67,155	-	-	67,155	$58.66

Total	67,155	-	-	67,155

As of March 31, 2013, there was $2.9 million of total unrecognized compensation expense related to unvested PSAs.  The cost is expected to be recognized over a weighted average period of 1.28 years.

Restricted Stock Awards and Units
The 2000 Incentive Stock Compensation Plan also provides for other forms of stock-based compensation such as restricted stock awards (“RSA”) and restricted stock units (“RSU”).  These awards vest over a three year period.

A summary of the combined changes of RSAs and RSUs for the three months ended March 31, 2013, is presented below:

Weighted-
Average
	Number of	Grant Date
Awards	Awards	Fair Value

Unvested at January 1, 2013	109,907	$60.13
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2013	109,907	$60.13

As of March 31, 2013 there was $4.3 million of total unrecognized compensation cost related to unvested RSAs and RSUs.  The cost is expected to be recognized over a weighted average period of 1.67 years.

17. Uncertain Tax Positions

As of December 31, 2012, the Company had approximately $5.6 million of total gross unrecognized tax benefits, of which $3.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  As of March 31, 2013, the Company had approximately $6.3 million of total gross unrecognized tax benefits.  Of this total, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the net effective income tax rate in any future period.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2013	$5,635

Gross increases- current year tax positions	636

Balance at March 31, 2013	$6,271

The Company has unrecognized tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The unrecognized tax benefits relate to tax credits and other various deductions.  The Company estimates the change to be approximately $1.9 million.

The Company’s practice is to recognize interest and penalties related to income tax matters in administrative costs.  The Company had $0.1 million accrued for interest and penalties at December 31, 2012.  Negligible interest and penalties were recognized during the three months ended March 31, 2013.

For the three months ended March 31, 2013 the Company paid taxes of $1.5 million.

In addition, with the Datac acquisition the Company identified uncertain tax liabilities of the target company related to previous tax years.  As a result, the Company entered into an agreement whereby the former owners funded an escrow account for $5.5 million.  In accordance with ASC 805, Business Combinations, the Company has identified an indemnification asset resulting from this agreement.

18. Segment Data

The Company operates within two business segments - Oilfield and Power Transmission. The two operating segments are supported by a common corporate group. Corporate expenses and certain assets are allocated to the operating segments based primarily upon third-party revenues. Inter-segment sales and transfers are accounted for as if the sales and transfers were to third parties, that is, at current market prices, as available. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following is a summary of key segment information (in thousands of dollars):

Three Months Ended March 31, 2013

		Power	Corporate
	Oilfield	Transmission	& Other	Total

Gross sales	$276,643	$44,139	$-	$320,782
Inter-segment sales	(2,046)	(757)	-	(2,803)
Net sales	$274,597	$43,382	$-	$317,979

Operating income	$28,105	$1,801	$-	$29,906
Other (expense) income, net	(1,084)	15	130	(939)

Earnings before income tax provision	$27,021	$1,816	$130	$28,967

Three Months Ended March 31, 2012

		Power	Corporate
	Oilfield	Transmission	& Other	Total

Gross sales	$240,290	$47,936	$-	$288,226
Inter-segment sales	(4,283)	(4,407)	-	(8,690)
Net sales	$236,007	$43,529	$-	$279,536

Operating income	$22,473	$1,521	$-	$23,994
Other expense, net	(3,178)	(14)	(576)	(3,768)

Earnings (loss) before income tax provision	$19,295	$1,507	$(576)	$20,226

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The discussion below and the other sections of this report contain forward-looking statements.  These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed and, accordingly, involve estimates, assumptions, judgments and uncertainties.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “Cautionary Statement Regarding Forward–Looking Statements and Assumptions.”

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

As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on April 5, 2013, the Company entered into the Merger Agreement with GE, in an all-cash transaction. Under the terms of the Merger Agreement, which provides for a subsidiary of GE to merge with the Company and for the Company to survive such merger as a wholly owned subsidiary of GE upon the closing of the Merger, the Company’s shareholders (other than certain excluded shareholders) will receive $88.50 in cash for each common share of the Company they own. The consummation of the Merger is conditioned upon customary closing conditions contained in the Merger Agreement and summarized in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Unless expressly noted to the contrary, all forward-looking statements in the discussion and analysis of financial condition and results of operations that follows relate to the Company on a stand-alone basis and are not reflective of the impact of the proposed merger with GE.

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

According to Spears, the global artificial lift market was approximately $11.0 billion in 2012 and was expected to be $13.0 billion in 2013, an 18% increase. The market share of rod lift and other non-ESP forms of artificial lift is expected to increase to 54% in 2012 from 46% in 2011, according to Spears, and the Company expects this trend to continue as land-based oil drilling in unconventional plays continues to grow.

During the fourth quarter of 2012, drilling activity slowed in the U.S. as customers reduced spending levels due to overspending capital budgets earlier in 2012. While drilling activity levels improved during the first quarter of 2013, they did not return to levels seen in the second and third quarters of 2012. The Company expects activity levels to continually improve throughout the remainder of 2013. Significant declines in the oil-directed rig count in future periods would have a negative impact on the sales of artificial lift equipment and services.

The Power Transmission segment also benefits from many of these industry trends. Approximately two-thirds of the products the Company sells in this segment are for applications in the oil and gas, refining and power generation industries.  The Company believes growing global populations and energy consumption will create increased demand for energy infrastructure, and with it increased demand for custom engineered, mission critical gearboxes.  The Company also believes that the combination of engineering knowledge, specialized machine tools, mechanical test capabilities and reliability that is required in the power transmission industry constitute a significant barrier to entry to potential new competitors and limit the competitive landscape to a relatively small number of suppliers. New orders for high-speed equipment for the energy industries improved in the first quarter of 2013 and are expected to gradually improve throughout the remainder of 2013 .

Summary of Results

The Company generally monitors its performance through analysis of sales, gross margin (gross profit as a percentage of sales) and net earnings.

Overall, sales for the first quarter of 2013 increased to $318.0 million from $279.5 million for the first quarter of 2012, or 13.8%. This increase was primarily driven by higher sales of Oilfield products and services in the North American markets driven by increased oil-focused drilling activities in unconventional resource plays and the acquisitions completed in the first quarter of 2012.

Gross margin for the first quarter of 2013 decreased to 23.0% compared to 24.2% in the first quarter of 2012, due primarily to the start-up costs for the new Romania plant and lower utilization in the Oilfield service and manufacturing locations due to the lower market activity levels.

Higher selling, general and administrative expenses negatively impacted net earnings, with these expenses increasing to $42.4 million during the first quarter of 2013 from $36.2 million during the first quarter of 2012. This increase was primarily related to resources added from the acquisitions and to support greater global operations and higher costs of the new ERP system and related post-implementation support costs.  As a percentage of sales, selling, general and administrative expenses increased slightly to 13.3% during the first quarter of 2013 compared to 13.0% during the first quarter of 2012.

The Company reported net earnings of $19.1 million, or $0.56 per share (diluted), for the first quarter of 2013, compared to net earnings of $10.9 million, or $0.34 per share (diluted), for the first quarter of 2012.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

The following table summarizes the Company’s sales and gross profit by operating segment (in thousands of dollars):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Sales
Oilfield	$274,597	$236,007	$38,590	16.4
Power Transmission	43,382	43,529	(147)	(0.3)
Total	$317,979	$279,536	$38,443	13.8

Gross Profit
Oilfield	$61,233	$56,200	$5,033	9.0
Power Transmission	11,084	11,339	(255)	(2.2)
Total	$72,317	$67,539	$4,778	7.1

Oilfield

Oilfield sales increased to $274.6 million, or 16.4%, for the quarter ended March 31, 2013, from $236.0 million for the quarter ended March 31, 2012. New pumping unit sales for the first quarter of 2013 were $119.2 million, up $8.9 million, or 8.1%, compared to $110.3 million during the first quarter of 2012, primarily from higher North American demand from increased oil drilling in the Bakken, Eagle Ford and Permian plays. For the first quarter of 2013, pumping unit service sales of $34.3 million were up $1.6 million, or 4.8%, compared to $32.7 million during the first quarter of 2012 from higher installation and general field activity.  Automation sales of $55.1 million during the first quarter of 2013 were up $19.8 million, or 56.0%, compared to $35.3 million during the first quarter of 2012 from higher product sales and revenues attributable to the Zenith acquisition completed in the first quarter of 2012 and higher international sales. Sales from gas and plunger lift equipment of $11.5 million during the first quarter of 2013 were up $1.7 million, or 17.7%, compared to $9.8 million in the first quarter of 2012.  Sales from Quinn’s of $50.8 million in the first quarter of 2013 were up 17.2% compared to $43.3 million during the first quarter of 2012. Commercial casting sales of $3.7 million during the first quarter of 2013 were down $0.9 million, or 18.6%, compared to $4.6 million during the first quarter of 2012, as available capacity was directed towards internal production.  Oilfield’s backlog decreased to $195.2 million as of March 31, 2013 from $223.7 million at December 31, 2012. The decrease was due to lower orders for pumping units in the North American market and seasonality of Latin America orders.

Gross margin for Oilfield decreased to 22.3% for quarter ended March 31, 2013, compared to 23.8% for the quarter ended March 31, 2012, due primarily to start-up costs associated with the Romania plant and lower manufacturing and service utilization in the U.S. Capacity in the U.S. was expanded during 2013 compared to first quarter 2012 levels.

Direct selling, general and administrative expenses for Oilfield increased to $21.7 million, or 25.4%, for the quarter ended March 31, 2013, from $17.3 million for the quarter ended March 31, 2012. This increase was due to resources added from the acquisitions completed in the first quarter of 2012, additional resources associated with the Romania facility and higher bad debt reserves for certain international customers. Direct selling, general and administrative expenses as a percentage of sales increased to 7.9% for the quarter ended March 31, 2013, from 7.3% for the quarter ended March 31, 2012.

Power Transmission

Power Transmission sales decreased slightly to $43.4 million, or 0.3%, for the quarter ended March 31, 2013, compared to $43.5 million for the quarter ended March 31, 2012. New unit sales of $31.1 million during the first quarter of 2013 were up $0.9 million, or 2.8%, compared to $30.2 million during the first quarter of 2012. Repair and service sales of $10.5 million for the quarter ended March 31, 2013, were down $1.1 million, or 9.6%, compared to $11.6 million for the quarter ended March 31, 2012, primarily due to weaker sales in the petrochemical markets. Bearing sales of $1.8 million for the quarter ended March 31, 2013 were up $0.1 million, or 6.9%, as compared to the sales of $1.7 million for the quarter ended March 31, 2012.  Power Transmission backlog at March 31, 2013 increased to $108.4 million from $99.9 million at December 31, 2012, primarily from increased orders of high-speed equipment for the energy markets.

Gross margin for Power Transmission decreased to 25.5% for the quarter ended March 31, 2013, compared to 26.0% for the quarter ended March 31, 2012. This decrease is primarily related to product mix shifts.

Direct selling, general and administrative expenses for Power Transmission increased slightly to $7.1 million, or 1.4%, for the quarter ended March 31, 2013, from $7.0 million for the quarter ended March 31, 2012. Direct selling, general and administrative expenses as a percentage of sales increased slightly to 16.2% for the quarter ended March 31, 2013, from 16.1% for the quarter ended March 31, 2012.

Corporate/Other

Corporate administrative expenses, which are allocated to the segments primarily based on budgeted sales levels, were $13.6 million for the quarter ended March 31, 2013, an increase of $1.6 million, or 13.3%, from $12.0 million for the quarter ended March 31, 2012, primarily due to higher employee related expenses.

Interest income, interest expense and other income and expense for the quarter ended March 31, 2013 decreased to $0.9 million of expense compared to $3.8 million of expense for the quarter ended March 31, 2012. This decrease in expense is related to lower interest expense related to lower net borrowing and interest rates and favorable currency gains.

The net tax rate for the quarter ended March 31, 2013 was 34.0% compared to 46.2% for the quarter ended March 31, 2012. The first quarter of 2012 was negatively impacted by the non-deductibility of certain acquisition-related expenses.

Liquidity and Capital Resources

The Company has historically relied on cash flows from operations and third-party borrowings to finance its operations, including acquisitions, dividend payments and stock repurchases. The Company believes that its cash flows from operations and its available borrowing capacity under its Bank Facility described below will be sufficient to fund its operations, including planned capital expenditures, dividend payments and stock repurchases, through December 31, 2013, and for the foreseeable future.

The Company’s cash balance totaled $63.1 million at March 31, 2013, compared to $72.3 million at December 31, 2012. For the three months ended March 31, 2013, net cash provided by operating activities was $5.9 million, net cash used in investing activities totaled $4.7 million and net cash used in financing activities amounted to $9.5 million. Significant components of cash provided by operating activities for the three months ended March 31, 2013 included net earnings from continuing operations, adjusted for non-cash expenses, of $38.3 million and an increase in working capital of $32.4 million. This working capital increase was primarily due to an increase in inventory of $25.0 million.

Net cash used in investing activities for the three months ended March 31, 2013 included net capital expenditures totaling $5.9 million, net of $2.9 million in government incentives. Capital expenditures in the first three months of 2013 were primarily for the new manufacturing facility in Romania, IT upgrades and new machine tools.  Capital expenditures for 2013, which are projected to be funded by operating cash flows, are projected to remain at approximately 2012 spending levels, primarily for the manufacturing capacity additions, other new manufacturing and service facilities to support geographical and product line expansions and equipment replacement for efficiency improvements in the Oilfield and Power Transmission segments.

Significant components of net cash used in financing activities for the three months ended March 31, 2013 include note payments that total $6.6 million and dividend payments of $4.2 million, or $0.125 per share.

The Company executed a five year secured credit facility in November 2011 with a group of lenders (the “Bank Facility”) consisting of a revolving line of credit that provides for up to $175.0 million of aggregate borrowing and an amortizing $350.0 million term loan. Under the Bank Facility the Company has granted a first priority lien on, security interest in and collateral assignment of substantially all of its assets.  The Bank Facility matures on November 30, 2016. Borrowings under the Bank Facility bear interest, at the Company’s option, at either (A) the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for an Interest Period of one month plus 1.0%, in each case plus an Applicable Margin based on the Company’s Leverage Ratio or (B) the interest rate equal to (i) the rate for US dollar deposits in the London interbank market for the applicable Interest Period multiplied by (ii) the Statutory Reserve Rate, plus (iii) the Applicable Margin. Throughout the term of the Bank Facility, the Company pays an Unused Commitment Fee which ranges from 0.25 percent to 0.50 percent based on the Company’s Leverage Ratio. As of March 31, 2013, $295.1 million of the term loan and $25.0 million of the revolving line of credit were outstanding.  Additionally, there were $11.2 million in letters of credit outstanding against the revolving credit facility. As of March 31, 2013 the interest rate was 2.75% on the Bank Facility and the Company paid $2.1 million of interest expense in the quarter ended March 31, 2013. The carrying value of debt is not materially different from its fair value.  The Company was in compliance with all financial covenants under the Bank Facility as of March 31, 2013 and had borrowing capacity of $138.8 million under the revolving line of credit.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 4. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements (unaudited).

Critical Accounting Policies and Estimates

During the quarter ended March 31, 2013, there were no material changes from our critical accounting policies and estimates as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
•
general industry, political and economic conditions in the markets where the Company’s procures materials, components and supplies for the production of the Company’s principal products or where the Company’s products are produced, distributed or sold; and

•	the inability to complete the Merger due to the failure to obtain shareholder approval, the failure to satisfy other conditions to completion of the Merger, or any other reason;
•
the amount of costs, fees, expenses and charges related to the Merger; and the effect of the announcement of the Merger Agreement on our client relationships, operating results and business generally, including without limitation our ability to retain key employees.

Forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update or review any forward-looking statements because of new information, future events or other factors.  Forward-looking statements involve risks and uncertainties and are not guaranties of future performance.  There is no assurance that any of the matters listed above or any of the risks described in Item 1A “Risk Factors” of this report or our Annual Report on Form 10-K for the year ended December 31, 2012 will occur or, if any of them do occur, when they will occur or what impact they will have on our operations or financial condition.  Future results and performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above.  Because of these uncertainties, you should not place undue reliance on these forward-looking statements when making an investment decision.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred to the Company’s market risks from those disclosed in our Annual Report on form 10-K for the year ended December 31, 2012.

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

Foreign Currency Exchange Risk

The Company is exposed to currency fluctuations with inter-company debt denominated in U.S. dollars owed by its foreign subsidiaries. As of March 31, 2013, this inter-company debt was comprised of a $0.2 million payable from France, $0.9 million payable from Canada, $2.0 million payable from Brazil, $0.5 million payable from Colombia, and $1.6 million payable from Ireland. As of March 31, 2013, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.5 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.5 million of income. Also, certain assets and liabilities, primarily employee and tax related in Argentina and Romania, denominated in the local currency of foreign operations whose functional currency is the U.S. dollar are exposed to fluctuations in currency rates. As of March 31, 2013, if the U.S. dollar strengthened by 10% over these currencies, the net income impact would be $0.2 million of expense and if the U.S. dollar weakened by 10% over these currencies, the net income impact would be $0.2 million of income.

Item 4.	Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as March 31, 2013, the Chief Executive Officer of the Company, John F. Glick, and the Chief Financial Officer of the Company, Christopher L. Boone, have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in a number of claims and legal proceedings arising from time to time in the ordinary course of the Company’s business.  See Legal Proceedings in Note 13 of the notes to the condensed consolidated financial statements in Part 1, Item 1 of this report, which information is incorporated herein by reference, for a description of matters arising during the quarter ended March 31, 2013, if any, and new developments in previously reported proceedings, if any.

Item 1A.	Risks Factors.

In addition to other information set forth in this quarterly report and the other reports and materials we file with the SEC, the factors discussed in Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company's business, financial condition and/or operating results, should be carefully considered. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Prior to the date of this report, additional risk factors related to the Merger with GE arose in addition to those  previously disclosed in Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The additional risk factors are presented below.

Entry into and announcement of the Merger Agreement could adversely affect the Company’s business.

The announcement and pending nature of the Merger could cause disruptions in the Company’s business, including certain Merger-related operational contractual restrictions and additional legal and regulatory proceedings, and have an adverse effect on the Company’s relationship with its customers, vendors, and employees.

GE and the Company may be unable to obtain the regulatory clearances required to complete the Merger.

The Merger is subject to review by the DOJ and the FTC, under the HSR Act, and by foreign regulatory authorities. The closing of the Merger is subject to the condition that there be no statute, rule, regulation, executive order, decree or injunction by a governmental authority in effect prohibiting, enjoining, restraining or preventing the Merger.  The Company can provide no assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the Merger, GE has no obligation to divest assets in order to obtain antitrust clearance and the Company is not permitted to do so without GE’s consent. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval.  Although the waiting period under the HSR Act has been terminated, the DOJ or the FTC could take action under the antitrust laws to prevent or rescind the Merger, require the divestiture of assets or seek other remedies.  Additionally, state attorneys general could seek to block or challenge the Merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Merger, before or after it is completed.

The Company may have difficulty retaining and motivating executives and other employees in light of the Merger.

Uncertainty about the effect of the Merger on the Company’s employees may have an adverse effect on the Company. This uncertainty may impair the Company’s ability to retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the surviving corporation or GE. In addition, the Company may have to provide additional compensation in order to retain employees.

The Company will incur substantial transaction-related costs in connection with the Merger.

The Company expects to incur a substantial amount of non-recurring transaction-related costs associated with completing the Merger.  Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.

Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading prices of the Company’s common shares and the future business and financial results of the Company.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the Merger by the Company’s shareholders or by governmental agencies is not obtained or that other closing conditions, a number of which are not within the Company’s control, are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of the Company’s common shares and the future business and financial results of Lufkin could be negatively affected, and Lufkin will be subject to several risks, including the following:

•	The Company may be liable for damages to GE under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of the Company’s common shares due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	having to pay certain significant costs relating to the Merger, including, in the case of the Company in certain circumstances, a termination fee of up to $95.0 million; and

•	the attention of management of the Company will have been diverted to the Merger rather than the Company’s own operations and pursuit of other opportunities that could have been beneficial to it.

Item 6.	Exhibits.

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

Date:	May 10, 2013

LUFKIN INDUSTRIES, INC.

By:	/s/ Christopher L. Boone

Christopher L. Boone
Signing on behalf of the registrant and as
Vice President/Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

***2.1
Agreement and Plan of Merger, dated as of April 5, 2013, by and among General Electric Company, Red Acquisition, Inc. and Lufkin Industries, Inc., included as Exhibit 2.1 to the Company's current report on Form 8-K filed April 8, 2013 (File No. 000-02612).

***3.1
Fifth Amended and Restated Articles of Incorporation of Lufkin Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report of Form 8-K filed on May 16, 2012 (File No.000-02612)).

***3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on February 19, 2013 (File No. 000-02612)).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference